Form 10-Q
period 2007-06-30
REX ENERGY CORP
filed 2007-09-05
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 001-33610

REX ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8814402
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1975 Waddle Road

State College, Pennsylvania 16803

(Address of principal executive offices) (Zip Code)

(814) 278-7267

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check One:

Large Accelerated filer   ☐    Accelerated filer   ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

30,794,702 common shares were outstanding on September 5, 2007.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q may contain forward-looking statements. All statements other than statements of historical facts included in this report, including but not limited to, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	the quality of our properties with regard to, among other things, the existence of reserves in economic quantities;

•	uncertainties about the estimates of reserves;

•	our ability to increase our production and oil and natural gas income through exploration and development;

•	our ability to successfully apply horizontal drilling techniques and tertiary recovery methods;

•	the number of well locations to be drilled and the time frame within which they will be drilled;

•	the timing and extent of changes in commodity prices for crude oil and natural gas;

•	domestic demand for oil and natural gas;

•	drilling and operating risks;

•	the availability of equipment, such as drilling rigs and transportation pipelines;

•	changes in our drilling plans and related budgets;

•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity; and

•	other factors discussed under “Risk Factors” in our prospectus dated July 24, 2007 filed with the Securities and Exchange Commission on July 26, 2007.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

SPECIAL NOTE REGARDING THE REGISTRANT

In this quarterly report, we refer to certain companies—Douglas Oil & Gas Limited Partnership, Douglas Westmoreland Limited Partnership, Midland Exploration Limited Partnership, New Albany—Indiana, LLC, PennTex Resources, L.P., PennTex Resources Illinois, Inc., Rex Energy Limited Partnership, Rex Energy II Limited Partnership, Rex Energy III LLC, Rex Energy IV, LLC, Rex Energy II Alpha Limited Partnership, Rex Energy Operating Corp. and Rex Energy Royalties Limited Partnership—collectively as the “Founding Companies.” In this quarterly report, we refer to each of the Founding Companies individually as:

Douglas Oil & Gas Limited Partnership	“Douglas Oil & Gas”
Douglas Westmoreland Limited Partnership	“Douglas Westmoreland”
Rex Energy Royalties Limited Partnership	“Rex Royalties”
Midland Exploration Limited Partnership	“Midland”
New Albany-Indiana, LLC	“New Albany”
PennTex Resources Illinois, Inc.	“PennTex Illinois”
PennTex Resources, L.P.	“PennTex Resources”
Rex Energy Limited Partnership	“Rex I”
Rex Energy II Limited Partnership	“Rex II”
Rex Energy II Alpha Limited Partnership	“Rex II Alpha”
Rex Energy III LLC	“Rex III”
Rex Energy IV, LLC	“Rex IV”
Rex Energy Operating Corp.	“Rex Operating”

Simultaneously with the consummation of the Company’s initial public offering of its common stock, through a series of mergers and reorganization transactions, which we refer to as the “Reorganization Transactions,” Rex Energy Corporation acquired all of the outstanding equity interests of the Founding Companies. Unless otherwise indicated, all references to “Rex Energy Corporation,” “our,” “we,” “us” and similar terms refer to Rex Energy Corporation, together with the Founding Companies, after giving effect to the Reorganization Transactions.

The statements presented are those of the predecessor of Rex Energy Corporation. At June 30, 2007, Rex Energy Corporation had no operations, no liabilities and $10 in total assets.

Item 1.	Financial Statements.

FOUNDING COMPANIES OF REX ENERGY CORPORATION

COMBINED BALANCE SHEETS

($ in Thousands)

	June 30, 2007 (unaudited)	December 31, 2006 (audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$602	$600
Related Party Receivable	133	2
Accounts Receivable	6,500	6,884
Short-Term Derivative Instruments	183	1,275
Inventory, Prepaid Expenses and Other	2,601	1,520

Total Current Assets	10,019	10,281
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	136,485	127,370
Unevaluated Oil and Gas Properties	12,093	14,569
Other Property and Equipment	3,868	4,182
Wells in Progress	3,253	2,844
Pipelines	2,148	1,765

Total Property and Equipment	157,847	150,730
Less: Accumulated Depreciation, Depletion and Amortization	(24,674)	(17,715)

Net Property and Equipment	133,173	133,015
Other Assets
Other Assets – Net	1,146	1,172
Long-Term Derivative Instruments	—	143

Total Other Assets	1,146	1,315

Total Assets	$144,338	$144,611

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$9,493	$8,336
Short-Term Derivative Instruments	3,507	2,978
Accrued Distributions	—	102
Lines of Credit	39,631	37,581
Current Portion of Long-Term Debt	24,035	2,867
Related Party Payable	50	1,820

Total Current Liabilities	76,716	53,684
Long-Term Liabilities
Long-Term Debt	34,900	44,961
Other Loans and Notes Payable – Long-Term Portion	386	481
Long-Term Derivative Instruments	6,668	1,698
Participation Liability	2,141	2,141
Other Deposits and Liabilities	429	405
Asset Retirement Obligation	5,985	5,269

Total Long-Term Liabilities	50,509	54,955

Total Liabilities	$127,225	$108,639
Minority Interests	22,021	36,589
Owners’ Equity
Common Stock	1	1
Additional Paid-In Capital	1,460	1,460
Accumulated Stockholder’s Equity (Deficit)	(393)	(581)
Owners’ Equity (Deficit)	(5,976)	(1,497)

Total Owners’ Equity (Deficit)	(4,908)	(617)

Total Liabilities, Minority Interests and Owners’ Equity (Deficit)	$144,338	$144,611

See accompanying notes

FOUNDING COMPANIES OF REX ENERGY CORPORATION

COMBINED STATEMENT OF OPERATIONS

(Unaudited, $ in Thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
OPERATING REVENUE
Oil and Natural Gas Sales	$13,916	$9,812	$26,691	$18,980
Other Revenue	113	124	213	251
Realized Loss on Hedges	(647)	(1,631)	(383)	(3,021)
Unrealized Loss on Hedges	(3,298)	(694)	(6,734)	(574)

TOTAL OPERATING REVENUE	10,084	7,611	19,787	15,636

OPERATING EXPENSES
Production and Lease Operating Expenses	6,318	2,973	12,424	5,417
General and Administrative Expense	1,632	812	3,614	1,655
Accretion Expense on Asset Retirement Obligation	130	67	254	165
Exploration Expense of Oil and Gas Properties	1,119	—	1,704	—
Depreciation, Depletion, and Amortization	3,705	1,734	7,654	3,701

TOTAL OPERATING EXPENSES	12,904	5,586	25,650	10,938

INCOME (LOSS) FROM OPERATIONS	(2,820)	2,025	(5,863)	4,698

OTHER INCOME (EXPENSE)
Interest Income	(0)	40	1	76
Interest Expense	(2,272)	(1,199)	(4,349)	(1,965)
Gain on Sale of Oil and Gas Properties	15	91	192	91
Other Income (Expense)	(41)	(54)	(85)	(167)

TOTAL OTHER INCOME (EXPENSE)	(2,298)	(1,122)	(4,241)	(1,965)
NET INCOME (LOSS) BEFORE MINORITY INTEREST	(5,118)	903	(10,104)	2,733
MINORITY INTEREST SHARE OF NET INCOME (LOSS)	(2,546)	629	(5,274)	1,551

NET INCOME (LOSS)	$(2,572)	$274	$(4,830)	$1,182

See accompanying notes

FOUNDING COMPANIES OF REX ENERGY CORPORATION

COMBINED STATEMENT OF CHANGES IN OWNERS’ EQUITY (DEFICIT) AND MINORITY INTERESTS

DECEMBER 31, 2006 THROUGH JUNE 30, 2007

(Unaudited, $ in Thousands)

	Common Stock	Additional Paid In Capital	Stockholders’ Equity	Members’ Equity	Partners’ Equity	Total Owners’ Equity	Minority Interests
BALANCE December 31, 2006	$1	$1,460	$(581)	$5,969	$(7,466)	$(617)	$36,589
CAPITAL CONTRIBUTIONS				—	820	820	300
DISTRIBUTIONS					(281)	(281)	(1,624)
REDEMPTION						—	(7,970)
NET INCOME (LOSS)			188	(7,507)	2,489	(4,830)	(5,274)

BALANCE—June 30, 2007	$1	$1,460	$(393)	$(1,538)	$(4,438)	$(4,908)	$22,021

See accompanying notes

FOUNDING COMPANIES OF REX ENERGY CORPORATION

COMBINED STATEMENT OF CASH FLOWS

(Unaudited, $ in Thousands)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(4,830)	$1,182
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities
Minority Interest Share of (Loss) Income	$(5,274)	$1,550
Depreciation, Depletion, and Amortization	$7,654	$3,701
Unrealized Loss on Hedges	$6,734	$574
Exploration of Oil and Gas Properties	$1,704	$—
Accretion Expense on Asset Retirement Obligation	$254	$165
Plugging Costs Incurred	$(39)	$—
(Gain) on Sale of Oil and Gas Properties	$(192)	$—
Cash Flows from Operating Activities Due to
Decrease (Increase) in Accounts Receivable	$254	$(410)
(Increase) in Inventory, Prepaid Expenses and Other Assets	$(1,130)	$(381)
Increase (Decrease) in Accounts Payable and Accrued Expenses	$1,158	$(3,120)
Net Changes in Other Assets and Liabilities	$(2,226)	$659

NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,067	$3,920

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Oil and Gas Properties, Prospects and Other Assets	$239	$(18)
Acquisitions of Oil & Gas Properties	$(4,495)	$(43,165)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	$(12,343)	$(4,172)

NET CASH USED IN INVESTING ACTIVITIES	$(16,599)	$(47,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Long-Term Debts and Lines of Credit	$13,338	$38,018
Net (Repayments) Proceeds from Loans and Other Notes Payable	$(278)	$125
Net Proceeds from (Repayments to) Related Parties	$2,804	$(6,993)
Financing Costs Paid	$(524)	$(824)
Deferred Offering Costs Paid	$(1,200)	$—
Capital Contributions	$300	$19,152
Cash Distributions	$(1,906)	$(7,886)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$12,534	$41,592

NET (INCREASE) DECREASE IN CASH	$2	$(1,843)
CASH—BEGINNING	$600	$2,688

CASH—ENDING	$602	$845

SUPPLEMENTAL DISCLOSURES
Interest Paid	$4,374	$1,265

NON-CASH ACTIVITIES
Redemption-Baseline Property Distribution	$7,970
Conversion of Loan Payable to Capital	$820
Repayment of Loan Payable via Transfer of New Albany Interests		$1,715
Accrued Distribution		$29
Conversion of Deposit of Leasehold Acreage to Leasehold Acquisition		$3,500

See accompanying notes

FOUNDING COMPANIES OF REX ENERGY CORPORATION

NOTES TO THE COMBINED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Reporting

The interim combined financial statements of the Founding Companies of Rex Energy Corporation (the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in prices for crude oil and natural gas, future commodity prices for financial derivative instruments, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market consumption, interruption in production, the Company’s ability to obtain additional capital, and the success of oil and natural gas recovery techniques. You should read these combined interim financial statements in conjunction with the audited combined financial statements and notes thereto included in the Company’s prospectus dated July 24, 2007 filed with the Securities and Exchange Commission on July 26, 2007.

Certain prior year amounts have been reclassified to conform to the current year presentation. The March 31, 2007 Consolidated Statement of Operations and Cash Flow Statement lines titled “Impairment of Oil and Gas Properties” has been modified to “Exploration Expense of Oil and Gas Properties” to more accurately reflect the nature of these expenditures.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Founding Companies of Rex Energy Corporation. All of the Founding Companies were under the common control of Lance T. Shaner through his direct and indirect ownership interests and other contractual arrangements, as well as under the common management of Rex Energy Operating Corp. All material intercompany balances and transactions have been eliminated.

On July 30, 2007 the Company reorganized in connection with its initial public offering of its shares of common stock. Refer to Note 10, Subsequent Events, for additional information related to this reorganization.

The following table defines the Founding Companies of Rex Energy Corporation and the associated ownership interest as of June 30, 2007:

		Lance T. Shaner Interest	Minority Interest(1)
Douglas Oil & Gas Limited Partnership	“Douglas Oil & Gas”	13.70%	86.30%
Douglas Westmoreland Limited Partnership	“Douglas Westmoreland”	13.70%	86.30%
Rex Energy Royalties Limited Partnership	“Rex Royalties”	5.16%	94.84%
Midland Exploration Limited Partnership	“Midland”	2.52%	97.48%
New Albany-Indiana, LLC	“New Albany”	40.04%	59.96%
PennTex Resources Illinois, Inc.	“PennTex Illinois”	100.00%	0.00%
PennTex Resources, L.P.	“PennTex Resources”	100.00%	0.00%
Rex Energy Limited Partnership	“Rex I”	22.28%	77.72%
Rex Energy II Limited Partnership	“Rex II”	11.10%	88.90%
Rex Energy II Alpha Limited Partnership	“Rex II Alpha”	0.00%	100.00%
Rex Energy III LLC	“Rex III”	46.50%	53.50%
Rex Energy IV, LLC	“Rex IV”	50.00%	50.00%
Rex Energy Operating Corp.	“Rex Operating”	60.00%	40.00%

(1)	Represents the economic interests in these companies not owned by Mr. Shaner, which are represented as minority interests in the combined financial statements of the Founding Companies.

On July 30, 2007, the Company acquired all of the outstanding equity interests of each of the Founding Companies through a series of mergers and reorganization transactions. The mergers and reorganization transactions of the Founding Companies occurred simultaneously with the consummation of the Company’s initial public offering of its common stock. At June 30, 2007, Rex Energy Corporation had no operating activities, no liabilities and $10 of cash.

Income Taxes

The Founding Companies are treated as partnerships for federal and state income tax purposes. Accordingly, income taxes are not reflected in the combined financial statements because the resulting profit or loss is included in the income tax returns of the individual stockholders, members or partners.

Revenue Recognition

Natural gas revenue is recognized when the natural gas is delivered to or collected by the respective purchaser, a sales agreement exists, collection for amounts billed is reasonably assured, and the sales price is fixed or determinable. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. In the case of gas production, title is transferred when the gas passes through the meter of the purchaser. It is the measurement of the purchaser that determines the amount of gas purchased (although there are provisions for challenging these measurements if the Company believes the measuring instruments are faulty). Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. The purchasers of such production have historically made payment for natural gas purchases within 30-60 days of the end of each production month. The Company periodically reviews the difference between the dates of production and the dates it collects payment for such production to ensure that receivables from those purchasers are collectible. The point of sale for the Company’s natural gas production is at its applicable field gathering system; therefore, the Company does not incur transportation costs related to our sales of natural gas production. The Company does not currently participate in any gas-balancing arrangements.

Oil revenue is recognized when the oil is delivered to or collected by the purchaser, a sales agreement exists, collection for amounts billed is reasonably assured, and the sales price is fixed or determinable. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. In the case of oil sales, title is transferred to the purchaser when the oil leaves the Company’s stock tanks and enters the purchaser’s trucks. It is the measurement of the purchaser that determines the amount of oil purchased (although there are provisions for challenging these measurements if the Company believes the measuring instruments are faulty). Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. The purchasers of such production have historically made payment for crude oil purchases within 30 days of the end of each production month. The Company periodically reviews the difference between the dates of production and the dates it collects payment for such production to ensure that receivables from those purchasers are collectible. The point of sale for the Company’s oil production is at its applicable field gathering system; therefore, the Company does not incur transportation costs related to our sales of oil production.

The Company uses the allowance method to account for uncollectible accounts receivable. At both June 30, 2007 and December 31, 2006, management determined the allowance for uncollectible receivables to be $172,663.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the combined financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from these estimates.

Significant estimates include volumes of oil and natural gas reserves used in calculating depletion of proved oil and natural gas properties, future net revenues, asset retirement obligations, impairment (when applicable) of undeveloped properties, the collectibility of outstanding accounts receivable, fair values of financial derivative instruments, contingencies, and the results of current and future litigation. Oil and natural gas estimates, which are the basis for unit-of-production depletion, have numerous inherent uncertainties.

The accuracy of any reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Subsequent drilling results, testing, and production may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

The significant estimates are based on current assumptions that may be materially effected by changes to future economic conditions such as the market prices received for sales of volumes of oil and natural gas, interest rates, and the Company’s ability to generate future income. Future changes in these assumptions may materially affect these significant estimates in the near term.

Derivative Instruments

The Company uses put and call options (collars) and fixed rate swap contracts to manage price risks in connection with the sale of oil and natural gas. The Company accounts for these contracts using Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The results of these activities are reflected in the revenue section of the Combined Statements of Operations.

The Company has established the fair value of all derivative instruments using estimates determined by its counterparties. These values are based upon, among other things, future prices, volatility, time to maturity, and credit risk. The values the Company reports in its combined financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

SFAS No. 133 establishes accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts or agreements) be recorded at fair value and included in the Combined Balance Sheets as assets or liabilities. The accounting for changes in fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. For derivative instruments designed as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings.

For derivative instruments designated as fair value hedges (in accordance with SFAS No. 133), changes in fair value, as well as the offsetting changes in the estimated fair value of the hedged item attributable to the hedged risk, are recognized currently in earnings. Hedge effectiveness is measured annually based on the relative changes in fair value between the derivative contract and the hedged item over time. However, the Company’s evaluations are not documented, and as a result, the Company is recording changes on the derivative valuations through earnings.

Oil and Natural Gas Property, Depreciation and Depletion

The Company accounts for its natural gas and oil exploration and production activities under the successful efforts method of accounting. Proved developed natural gas and oil property acquisition costs are capitalized when incurred. Unproved properties with individually significant acquisition costs are assessed quarterly on a property-by-property basis, and any impairment in value is recognized. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved natural gas and oil properties. Natural gas and oil exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. If proved commercial reserves are not discovered, such drilling costs are expensed. Costs to develop proved reserves, including the costs of all development well and related equipment used in the production of natural gas and oil are capitalized.

Depletion, depreciation and amortization are calculated using the unit-of-production method on estimated proved developed producing oil and gas reserves at the lease or well level. In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas are established based on estimates made by our geologists and engineers and independent engineers. The Company periodically reviews its estimated proved reserve estimates and makes changes as needed to its depletion, depreciation and amortization expenses to account for new wells drilled, acquisitions, divestitures and other events which may have caused significant changes in the Company’s estimated proved developed producing reserves. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations. Non-producing properties consist of undeveloped leasehold costs and costs associated with the purchase of certain proved undeveloped reserves. Undeveloped leasehold cost is expensed over the life of the lease or transferred to the associated producing properties. Individually significant non-producing properties are periodically assessed for impairment of value. Service properties, equipment and other assets are depreciated using the straight-line method over their estimated useful lives of 3 to 30 years.

The Company accounts for impairment under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When circumstances indicate that an asset may be impaired, the Company compares expected undiscounted future cash flows at a producing field to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on the Company’s estimate of future natural gas and oil prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

Upon the sale or retirement of a proved natural gas or oil property, or an entire interest in unproved leaseholds, the cost and related accumulated depreciation, depletion, and amortization are removed from the property accounts and the resulting gain or loss is recognized. For sales of a partial interest in unproved leaseholds for cash or cash equivalents, sales proceeds are first applied as a reduction of the original cost of the entire interest in the property and any remaining proceeds are recognized as a gain.

Asset Retirement Obligations

The Company accounts for future abandonment costs using SFAS No. 143, “Asset Retirement Obligations.” This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition and development of the asset. SFAS No. 143 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For natural gas and oil properties, this is the period in which the natural gas or oil well is acquired or drilled. The asset retirement obligation is capitalized as part of the carrying amount of the Company’s natural gas and oil properties at its discounted fair value. The liability is then accreted each period until the liability is settled or the natural gas or oil well is sold, at which time the liability is reversed. The asset retirement obligation is estimated by discounting the future cash outflows using a credit adjusted risk-free rate of 10.0%.

	June 30, 2007	December 31, 2006
Beginning Balance	$5,268,482	$2,358,158
Initial Asset Retirement Obligation Capitalized	468,131	2,506,248
Plugging Costs Incurred	(6,610)	(71,425)
Asset Retirement Obligation Accretion Expense	254,484	475,501

Total Asset Retirement Obligation	$5,984,487	$5,268,482

Recently Adopted Accounting Pronouncements

In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, which amends FIN No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 clarifies that a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits if the taxing authority has completed all of its required or expected examination procedures, the enterprise does not intend to appeal or litigate any aspect of the tax position, and it is considered remote that the taxing authority would reexamine the tax position. This guidance is effective upon initial adoption of FIN 48, which the Company adopted for its year ending December 31, 2007. As the Founding Companies are treated as pass through entities for federal and state income tax purposes, the adoption of FIN 48 did not have an impact on results of operations and financial condition. The Company is currently evaluating the effects of FIN 48 and FSP FIN 48-1 upon the completion of the Reorganization Transactions, but does not expect they will have a material impact on results of operations or financial condition.

In April 2007, the FASB issued FASB Staff Position (“FSP”) on FASB Interpretation (“FIN”) 39–1, “Amendment of FASB Interpretation No. 39”(“FSP FIN 39-1”), to permit a reporting entity that is party to a master netting arrangement to offset the fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. FSP FIN 39–1 is effective for fiscal years beginning after November 15, 2007. Rex Energy Corporation does not expect the implementation of FSP FIN 39–1 to have a material impact on its results of operations or financial condition.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of January 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company is currently evaluating the effect that the implementation of SFAS 159 will have on its results of operations and financial condition, but does not expect it will have a material impact.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). The interpretation sets forth a consistent recognition threshold and measurement attribute, and criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company adopted the provisions of FIN 48 for its year ending December 31, 2007. As the Founding Companies are treated as partnerships and Subchapter S corporations for federal and state income tax purposes, the adoption of FIN 48 did not have an impact on results of operations and financial condition. The Company is currently evaluating the effect of FIN 48 upon the completion of the merger transactions by which the Company will acquire the operations of the Founding Companies, but does not expect it will have a material impact.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Consequently, the Company will adopt the provisions of SFAS 157 for its year beginning January 1, 2008. The Company is currently evaluating the effect that the implementation of SFAS 157 will have on its results of operations and financial condition, but does not expect it will have a material impact.

2.	BUSINESS AND OIL AND GAS PROPERTY ACQUISITIONS

Rex II

On April 17, 2007, Rex II acquired a 52.375%, and 83.707% working interest in 2 oil and gas leases covering properties located in Concho County, Texas for $890,000. The acquisition included interests in 10 producing oil wells, 8 water injection wells, 3 water supply wells, 8 shut-in wells and related infrastructure and equipment. The interests were purchased from various working interest owners, including the operator of the properties, Ultra Oil & Gas Inc. Ultra Oil & Gas Inc. acted as agent for the various sellers. The effective date of the acquisition was January 1, 2007.

On April 27, 2007, Rex II acquired 100% of the New Albany Shale formation rights covering approximately 10,000 acres underlying the oil producing fields acquired by Rex III from Team Energy, L.L.C. and its affiliates in 2006. The purchase price was $750,000. The acreage is located in Posey and Gibson Counties, Indiana and Lawrence County, Illinois. Prior to the acquisition, certain of the Founding Companies owned the mineral leasehold rights to all other depths on the properties.

On May 24, 2007, Rex II acquired a forty percent (40.0%) working interest in certain undeveloped oil and gas leases covering approximately 18,000 gross acres located in Knox, Daviess, Sullivan and Greene Counties in the State of Indiana. The interests were acquired from HAREXCO, Inc., an Illinois corporation doing business in the State of Indiana under the assumed name of Harris Energy Company (“Harris Energy”), for a purchase price of $1,078,838. In connection with this sale, Harris Energy reserved a four percent (4.0%) of forty percent (40.0%) overriding royalty interest in the conveyed properties and a ten percent (10.0%) of forty percent (40.0%) back-in-after-payout working interest in the first five net wells drilled on the acquired properties or any other properties which are subsequently acquired by Rex II from Harris Energy. In connection with the closing, Rex II and Harris Energy entered into an exploration agreement, wherein the parties created an area of mutual interest in certain areas of the above counties, and a joint operating agreement, wherein Rex II was appointed the operator of the covered properties. Rex II also agreed to purchase from Harris Energy a forty percent (40.0%) working interest in certain oil and gas leasehold interests covering up to 5,878 net acres located in Knox County, Indiana. Pursuant to the agreement between the parties, Rex II is obligated to purchase an interest in only those oil and gas leases which are acquired by Harris Energy on or before August 22, 2007. The purchase price for the interest in these leases is equal to forty percent (40.0%) of the product of $100.00 and the number of net leasehold acres assigned to Rex II on the closing date. In the event that Rex II purchases an interest in any of these leases, Harris Energy will also be entitled to reserve and retain the same overriding royalty interest and the back-in-after-payout working interest described above.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standard No. 107, “Disclosures About Fair Value of Financial Instruments.” The Company has determined the estimated fair value amounts by using available market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying value of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of the Company’s long-term debt instruments approximates the fair value as the debt facilities carry a market rate of interest.

The Company estimates the fair value of the participation liability associated with a prior NorGuard Insurance Company’s term loan to be $2,141,109 as of June 30, 2007 and December 31, 2006, respectively. The participation liability was paid in full and extinguished on July 31, 2007.

The fair value of the net liability associated with the Company’s derivative instruments was $9,992,307 and $3,258,102 at June 30, 2007 and December 31, 2006, respectively. The fair value is based on valuation methodologies of the Company’s counterparties. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

4.	COMMITMENTS AND CONTINGENCIES

Legal Reserves

At June 30, 2007, the Company’s Combined Balance Sheet included reserves for the legal proceedings relating to the arbitration proceeding of PennTex Resources against ERG Holdings, Inc. and Scott Y. Wood and the putative class action lawsuit filed in the United States District Court for the Southern District of Illinois against Rex Operating and PennTex Illinois in the amount of $669,443. At December 31, 2006, the Company’s Combined Balance Sheet included a reserve for the legal proceedings relating to the putative class action lawsuit in the amount of $891,000. The accrual of reserves for legal matters is included in Accrued Expenses on the Combined Balance Sheet. The establishment of a reserve involves an estimation process that includes the advice of legal counsel and subjective judgment of management. While management believes these reserves to be adequate, it is reasonably possible that the Company could incur additional loss, the amount of which is not currently estimable, in excess of the amounts currently accrued with respect to those matters in which reserves have been established. Future changes in the facts and circumstances could result in actual liability exceeding the estimated ranges of loss and the amounts accrued. Based on currently available information, the Company believes that it is remote that future costs related to known contingent liability exposures for legal proceedings will exceed current accruals by an amount that would have a material adverse effect on the combined financial position or results of operations of the Company, although cash flow could be significantly impacted in the reporting periods in which such costs are incurred.

Environmental

Due to the nature of the natural gas and oil business, the Company is exposed to possible environmental risks. The Company has implemented various policies and procedures to avoid environmental contamination and risks from environmental contamination. It conducts periodic reviews to identify changes in the environmental risk profile. These reviews evaluate whether there is a probable liability, its amount, and the likelihood that the liability will be incurred. The amount of any potential liability is determined by considering, among other matters, incremental direct costs of any likely remediation and the proportionate cost of employees who are expected to devote a significant amount of time directly to any remediation effort.

The Company manages its exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. Except for contingent liabilities associated with the enforcement action initiated by the U.S. EPA and the putative class action litigation filed in the U.S. District Court of the Southern District of Illinois relating to alleged H2S emissions in the Lawrence Field, management knows of no significant probable or possible environmental contingent liabilities.

Letters of Credit

At June 30, 2007, the Company has posted $795,000 in various letters of credit through M&T Bank to secure its drilling and related operations.

Other

In addition to the Asset Retirement Obligation discussed in Note 1, Douglas Oil & Gas has withheld from distributions to certain other working interest owners amounts to be applied towards their share of those retirement costs. Such amounts totaling $322,046 are included in Other Liabilities at June 30, 2007 and December 31, 2006.

5.	LINES OF CREDIT

Rex IV

Rex IV entered into a Credit Agreement dated as of October 2, 2006 with KeyBank National Association (“KeyBank”), as Administrative Agent on behalf of signatory lenders which are parties to the agreement from time to time. The credit facility established under the Credit Agreement provides for loans and letters of credit of up to a maximum of $40,000,000. On October 1, 2006, Rex IV borrowed $36,580,634 under the new credit facility to pay the purchase price for the acquisition of certain oil properties from Tsar Energy II, LLC.

On March 30, 2007, Rex IV and KeyBank executed a First Amendment to the Credit Agreement which extended the maturity date of borrowings under the credit agreement to the earlier of (i) the date of closing of the Company’s initial public offering or (ii) December 31, 2007. In addition, the First Amendment provided for a change in the interest rate per annum for Eurodollar borrowings to the LIBO rate plus 400 basis points. The First Amendment to the Credit Agreement also provided for revisions to certain negative covenants contained in the credit agreement. The ratio of total debt to EBITDAX was changed from 5.75:1.00 to 7.00:1.00 for the fiscal quarter ending June 30, 2007, 6.75:1.00 for the fiscal quarter ending September 30, 2007 and 6.50:1.00 for the fiscal quarter ending December 31, 2007. The First Amendment also provided that for the purposes of calculating both ratios, EBITDAX excludes non-reoccurring legal expenses of Rex IV.

“EBITDAX” means, for any period, the sum of net income for such period plus the following expenses, charges or income to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, depletion, amortization, unrealized losses from financial derivatives, exploration expenses and other similar non-cash charges, minus all non-cash income, including but not limited to, income from unrealized financial derivatives, added to net income.

At June 30, 2007, the outstanding balance on the line of credit was $39,630,634, of which $37,000,000 incurred interest at 9.32% and $2,630,634 incurred interest at 11.25%. On July 24, 2007, Rex IV and KeyBank executed a Second Amendment to the Credit Agreement, which extended the maturity date of the credit agreement to the earlier to occur of (a) the closing date of a new senior credit facility of the Company or (b) December 31, 2007. On July 31, 2007, the Company made a payment of approximately $27.8 million on this line of credit resulting in remaining indebtedness on the line of approximately $11.9 million as of July 31, 2007. The debt outstanding under is expected to be refinanced in a new senior credit facility between KeyBank NA and the Company.

6.	LONG -TERM DEBT

Long-term debt consists of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Douglas M&T Loan	$9,691,585	$8,941,586
PennTex M&T Credit Facility	17,400,000	14,994,536
Rex II Credit Facility	11,500,000	3,550,149
Rex III Credit Agreement	20,000,000	20,000,000
Other Loans and Notes Payable	729,040	873,913

Total Debts	59,320,625	48,310,184
Less Current Portion	(24,034,794)	(2,867,540)

Total Long-Term Debts	$35,285,831	$45,442,644

Douglas Oil & Gas and Douglas Westmoreland Term Loan – M&T Bank

On February 13, 2006, Douglas Oil & Gas and Douglas Westmoreland, as co-borrowers, entered into a revolving line of credit of up to $10,000,000 with Manufacturers and Traders Trust Company, as agent (the “Douglas M&T Loan”). The Borrowing Base for the Douglas M&T Loan as of March 31, 2007 and December 31, 2006 was $10,000,000 and 9,500,000, respectively. Interest on the loan accrues and is payable at a rate per annum equal to the base rate from time to time in effect, plus one percent (1.0%). The base rate is equal to the rate of interest per annum then most recently established by M&T Bank as its “prime rate”, which rate may not be the lowest rate of interest charged by M&T Bank to its borrowers. There are no principal payments due monthly. The loan matures on February 13, 2009. The borrowers are jointly and severally liable with respect to borrowings under the Douglas M&T Loan.

The outstanding balance on the Douglas M&T Term Loan as of June 30, 2007 and December 31, 2006 was $9,691,585 and $8,941,586, respectively. The interest rate at June 30, 2007 was 9.25%. The Company repaid the loan in full on July 31, 2007 from the proceeds of its initial public offering and closed the credit facility.

PennTex Illinois and PennTex Resources Credit Facility – M&T Bank

On January 19, 2006, PennTex Illinois and PennTex Resources, as co-borrowers, entered into a revolving line of credit of up to $22,500,000 with Manufacturers and Traders Trust Company, as agent (the “PennTex M&T Credit Facility”). The Borrowing Base for the PennTex M&T Credit Facility was $18,500,000 as of June 30, 2007 and December 31, 2006. Interest on the credit facility accrues and is payable at a rate per annum equal to the base rate from time to time in effect, plus one percent (1.0%). The credit facility matures on January 16, 2009. The outstanding balance at June 30, 2007 and December 2006 was $17,400,000 and $14,944,536, respectively. The interest rate on the line of credit as of June 30, 2007 was 9.25%. The Company repaid the loan in full on July 31, 2007 from the proceeds of its initial public offering and closed the credit facility.

Rex II Credit Facility – Sovereign Bank

On March 24, 2006, Rex II entered into a revolving line of credit for up to $3,700,000 with Sovereign Bank. Interest on the loan accrues and is equal to the rate of interest per annum from time to time established by Sovereign Bank as its prime rate of interest. On February 13, 2007, Rex II entered into an Amended and Restated Credit Agreement dated as of February 13, 2007 with Sovereign Bank, as Administrative Agent and Lead Arranger on behalf of signatory lenders which are parties to the agreement from time to time. At the closing of this loan transaction, the outstanding balance under Rex II’s revolving line of credit with Sovereign Bank of $3,592,027 was refinanced and became an outstanding obligation under the new credit facility. The new credit facility provides for loans and letters of credit of up to a maximum of $11,500,000. Borrowings under the new credit facility mature on March 24, 2008. The Company repaid the loan in full on July 31, 2007 from the proceeds of its initial public offering and closed the credit facility.

Rex III Credit Agreement – M&T Bank

On June 28, 2006, Rex III entered into a Credit Agreement with Manufacturers and Traders Trust Company (“M&T Bank”), as Letter of Credit Issuer, Lead Arranger and Agent on behalf of signatory lenders which are parties to the agreement from time to time. The credit facility established under the Credit Agreement provides for loans and letters of credit of up to a maximum of $20,000,000. The Credit Agreement initially provided for a revolving credit loan up to a maximum of $15,000,000 and for term loans in the amount of up to $5,000,000. These terms were amended in July 2007 to increase the maximum on the line of credit to $15,625,000 and reduce the term loan maximum to $4,375,000. Interest on each advance under the revolving credit loan and the term loans accrues and is payable at a rate per annum selected by Rex III at either a LIBOR based rate or the applicable floating rate. The revolving credit loan terminates on June 27, 2009.

The term loan matures on December 27, 2008. The principal balance of the term loans is payable as follows:

Payment Date	Principal Amount Due
December 27, 2007	$1,250,000.00
June 27, 2008	$1,250,000.00
December 27, 2008	The lesser of $1,875,000.00 or the then outstanding principal balance of the term loans.

At June 30, 2007 outstanding borrowings under the credit facility were $20,000,000, of which $15,000,000 was under the revolving credit loan and $5,000,000 was under the term loan. As of June 30, 2007, the interest rate associated with the revolving credit loan and term loan was 8.32% and 10.82%, respectively. The Company repaid the loans in full on July 31, 2007 from the proceeds of its initial public offering and closed the credit facility.

Other Loans and Notes Payable

Other loans and notes payable relate to financings obtained in the normal course of business to acquire vehicles, office equipment and leasehold improvements.

7.	FINANCIAL DERIVATIVE INSTRUMENTS

The Company’s results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company entered into oil and natural gas derivative instruments. As of June 30, 2007 and December 31, 2006, the Company’s oil and natural gas derivative instruments consisted of fixed rate swap contracts and collars. These instruments allow the Company to predict with greater certainty the effective oil and natural gas price to be received for the Company’s hedged production.

Collars contain a fixed floor price (put) and ceiling price (call). The put options are purchased from the counterparty by the Company’s payment of a cash premium. If the put strike price is greater than the market price for a calculation period, then the counterparty pays the Company an amount equal to the product of the notional quantity multiplied by the excess of the strike price over the market price. The call options are sold to the counterparty by the Company’s receipt of a cash premium. If the market price is greater than the call strike price for a calculation period, then the Company pays the counterparty an amount equal to the product of the notional quantity multiplied by the excess of the market price over the strike price.

The Company sells oil and natural gas in the normal course of business and utilizes derivative instruments to minimize the variability in forecasted cash flows due to price movements in oil and natural gas sales.

The Company enters into derivative instruments such as swap contracts to hedge a portion of its forecasted oil and natural gas sales.

The Company received (incurred) net payments of ($382,647) and ($3,021,306) under these derivative instruments during the six months ended June 30, 2007 and 2006, respectively. Unrealized gains (losses) associated with these derivative instruments are included in operating revenue and amounted to ($6,734,205) and ($574,325) for the six months ended June 30, 2007 and 2006, respectively.

The Company’s open asset/ (liability) financial derivative instrument positions at June 30, 2007 consisted of:

Derivative Instrument	Notional Volume (Mcf)	Notional Volume (Bls)	Period	Floor Price	Ceiling Price	Fixed Price	Fair Market Value
Swap Contracts	—	126,000	Jul. 07 - Dec. 07			$65.46	$(758,607)
Swap Contracts	—	18,000	Jul. 07 - Dec. 07			$64.75	(123,082)
Swap Contracts	—	3,000	Jul. 07 - Sep. 07			$59.75	(32,726)
Swap Contracts	60,000	—	Jul. 07 - Dec. 07			$7.54	6,406
Collars	240,000	—	Jul. 07 - Dec. 07	$8.00	$14.65		278,646
Collars	—	48,000	Jul. 07 - Dec. 07	$40.00	$42.55		(1,354,111)
Swap Contracts	—	24,000	Jul. 07 - Dec. 07			$68.25	(70,431)
Collars	—	24,000	Jul. 07 - Dec. 07	$55.00	$61.25		(247,821)
Collars	—	12,000	Jul. 07 - Dec. 07	$70.00	$82.60		26,392
Collars	120,000	—	Jul. 07 - Dec. 07	$6.67	$12.95		14,801
Collars	—	42,000	Jul. 07 - Dec. 07	$50.00	$73.40		(103,115)
Collars	—	96,000	Jan. 08 - Jun. 08	$65.00	$76.00		(37,879)
Collars	—	102,000	Jul. 07 - Jun. 08			$65.58	(650,288)
Collars	—	42,000	Jan. 08 - Jun. 08	$62.00	$70.00		(201,260)
Collars	300,000	—	Jan. 08 - Jun. 08	$7.00	$9.35		(126,890)
Collars	—	72,000	Jan. 08 - Jun. 08	$60.00	$89.25		51,969
Collars	—	25,000	Feb. 08 - Jun. 08	$65.00	$80.20		$4,142

Total Current Portion	720,000	634,000					$(3,323,854)

Swap Contracts	—	102,000	Jul. 08 - Dec. 08			$65.58	(650,288)
Collars	—	8,000	Jul. 08 - Jul. 08	$65.00	$76.00		(43,418)
Collars	—	7,000	Jul. 08 - Jul. 08	$62.00	$70.00		(33,543)
Collars	300,000	—	Jul. 08 - Dec. 08	$7.00	$9.35		(126,889)
Collars	—	72,000	Jul. 08 - Dec. 08	$60.00	$89.25		54,486
Collars	—	30,000	Jul. 08 - Dec. 08	$65.00	$80.20		1,211
Collars	—	40,000	Aug. 08 - Dec. 08	$62.00	$69.10		(223,196)
Collars	—	60,000	Aug. 08 - Jul. 09	$65.00	$76.05		(75,272)
Collars	—	175,000	Jan. 09 - Jul. 09	$62.00	$67.80		(1,072,023)
Collars	600,000	—	Jan. 09 - Dec. 09	$7.00	$9.00		(351,621)
Collars	—	140,000	Aug. 09 - Dec. 09	$62.00	$66.10		(932,403)
Swap Contracts	—	192,000	Jan. 09 - Dec. 09			$64.00	(1,442,081)
Swap Contracts	—	180,000	Jan. 10 - Dec. 10			$62.20	(1,465,292)
Collars	—	180,000	Jan. 10 - Dec. 10	$60.00	$77.20		$(308,124)

Total Long-Term Portion	900,000	1,186,000					$(6,668,453)

Total Derivative Instruments	1,620,000	1,820,000					$(9,992,307)

8.	RELATED PARTY TRANSACTIONS

At December 31, 2006, there was a working capital loan of PennTex Illinois payable to Lance T. Shaner in the amount of $1,820,000. The loan was non-interest bearing and was payable upon the demand of Mr. Shaner. During the six months ended June 30, 2007, the outstanding amount of the loan was satisfied through the conversion of $820,000 into an equity capital contribution into PennTex Illinois and the repayment of $1,000,000 to Mr. Shaner.

At June 30, 2007, Rex Operating had a related-party liability of $50,000 owed to Lance T. Shaner for Rex Operating’s investment in Charlie Brown II Limited Partnership. The $50,000 liability was paid in full on July 31, 2007 from the proceeds of the Company’s initial public offering.

Included in Other Assets at June 30, 2007 and December 31, 2006 is a $20,000 investment in an unconsolidated related party, which represents Rex I’s 100.0% membership interest in Rex Energy, LLC.

Included in accounts receivable are loans by Rex Operating to three of its employees. These loans are in the form of prepaid compensation. The loans are forgiven if the employees continue to be employed by Rex Operating over periods ranging from 3 to 5 years. The loans will be expensed over the 3 to 5 year service terms. If the employee’s employment with Rex Operating is terminated for any reason, the outstanding balance of the loan is immediately due and payable. The balance of these loans was $32,000 at June 30, 2007 and $64,667 at December 31, 2006. The loans to the three employees were forgiven by Rex Operating on July 15, 2007.

Accounts receivable at June 30, 2007 and December 31, 2006 also include $631 and $32,817 for amounts advanced to fund employees’ health savings accounts, which will be repaid through payroll withholdings throughout the year, and a receivable for $100,000 due from Shaner Hulburt Capital Partners Limited Partnership, a Delaware limited partnership controlled by Lance T. Shaner, that was repaid in full on July 31, 2007.

On September 1, 2006, Shaner Brothers, LLC, a related party, loaned $264,656 to Rex Operating to fund its expenses relating to the construction of the interior portions of its headquarters office building. This loan is evidenced by an unsecured promissory note dated September 1, 2006. The promissory note provides for the payment of interest on the unpaid principal sum at a rate of 7.0% per annum. The loan must be repaid in 60 consecutive equal monthly installments of principal and interest in the amount of $5,240. The promissory note matures on September 1, 2011, but may be prepaid in whole or in part at anytime, without premium or penalty. At June 30, 2007 and December 31, 2006, the outstanding principal amount of the loan was $230,599 and $253,501, respectively. The Company believes that the terms of this loan are comparable to terms that could be obtained at an arms’ length basis from unrelated lenders. This loan was repaid in full on July 31, 2007 from the proceeds of the Company’s initial public offering.

Prior to April 10, 2007, Rex Operating obtained certain administrative services (such as human resources, information technology, payroll, and tax services) from Shaner Solutions Limited Partnership, a Delaware limited partnership controlled by Lance T. Shaner (“Shaner Solutions”), pursuant to an oral month-to-month agreement providing for a monthly fee of $15,000, plus reimbursement for Shaner Solutions’ reasonable out-of-pocket expenses. The Company believes that the amount charged by Shaner Solutions is comparable to rates obtainable at an arm’s length basis in the State College, Pennsylvania area for similar services.

On April 10, 2007, Rex Operating terminated its oral month-to-month administrative services agreement with Shaner Solutions. In conjunction with this termination, Rex Operating entered into an IT Consultation and Support Services Agreement, a Service Provider Agreement and a Tax Return Engagement Letter Agreement with Shaner Hotel Group Limited Partnership, a Delaware limited partnership controlled by Lance T. Shaner (“Shaner Hotel”). Pursuant to the IT Consultation and Support Services Agreement, Shaner Hotel agreed to provide Rex Operating with telecommunication, computer system and network administration, and information technology consultation services. Fees for the services provided under this agreement range from $55.00 to $125.00 per hour based upon the type and level of service provided, plus reimbursement for reasonable out-of-pocket expenses. The agreement continues until it is terminated by either party upon ninety (90) days advance written notice. Pursuant to the Service Provider Agreement, Shaner Hotel agreed to provide Rex Operating with certain clerical and administrative support services in connection with the management and administration of Rex Operating’s 401(k) retirement plan and its employee health and welfare benefit plans. Under the agreement, Rex Operating pays a fee of $95.00 per hour for any services performed by Shaner Hotel’s Benefits Manager and a fee of $55.00 per hour for services provided by other members of Shaner Hotel’s benefits department, plus reimbursement for reasonable out-of-pocket expenses. The term of the Service Provider Agreement is one year, however, either party may terminate the agreement upon ninety (90) days advance written notice. Pursuant to the Tax Return Engagement Letter Agreement, Shaner Hotel agreed to provide Rex Operating and the Founding Companies with certain tax planning and tax return preparation services. Fees for the services provided under this agreement range from $100.00 to $155.00 per hour based upon the tax expertise of the particular service provider, plus reimbursement for reasonable out-of-pocket expenses. The agreement continues until it is terminated by either party upon ninety (90) days advance written notice.

Rex Operating leases approximately 5,270 square feet of office space from Shaner Brothers, LLC, a Delaware limited liability company controlled by Lance T. Shaner (“Shaner Brothers”). This office space is located at the Company’s current headquarters at 1975 Waddle Road, State College, Pennsylvania. Rex Operating leases this office space pursuant to a written lease agreement that provides for an initial term of three years beginning on September 1, 2006 and expiring on August 31, 2009. The lease agreement requires the payment of rent in the amount of $7,908 per month, subject to adjustment on each anniversary date of the lease in accordance with the percentage of increase in the Consumer Price Index for the U.S. for Urban Consumers (CPI-U) for the preceding year (the “CPI Adjustment”). The monthly rent is also subject to adjustment in the form of additional monthly rent which is calculated annually and equal to the percentage of increase of Shaner Brother’s costs for taxes, insurance premiums and operating expenses for the previous year (the “Additional Monthly Rent”). The annual monthly rent adjustment resulting from the CPI Adjustment and Additional Monthly Rent may not in the aggregate exceed a three percent increase over the prior lease year. Under the terms of the lease, Rex Operating is responsible for certain costs relating to the interior construction of the building and the payment of all utilities, cleaning expenses, maintenance and other related costs and expenses of the building resulting from the Company’s operation, use and occupancy of the premises. Following the expiration of the initial term, Rex Operating may renew the lease for up to 3 one-year extensions upon written notice to Shaner Brothers at least 120 days, but no more than 6 months, prior to the expiration of the current term. The Company believes that the terms of this lease are comparable to terms that could be obtained at an arms’ length basis in the State College, Pennsylvania area for leases of similar office space.

Rex Operating has an oral month-to-month agreement with Charlie Brown Air Corp., a New York corporation owned by Lance T. Shaner (“Charlie Brown”), regarding the use of two airplanes owned by Charlie Brown. Under its agreement with Charlie Brown, Rex Operating pays a monthly fee for the right to use the airplanes equal to its percentage (based upon the total number of hours of use of the airplanes by Rex Operating) of the monthly fixed costs for the airplane, plus a variable per hour flight rate of $1,350 per hour. The Company believes that the terms of this agreement are comparable to terms that could be obtained at an arms’ length basis in the State College, Pennsylvania area for similar private aircraft services.

On June 21, 2007, Rex Operating obtained a 24.75% limited partnership interest in Charlie Brown II Limited Partnership, a Delaware limited partnership (“Charlie Brown II”), and a 25% membership interest in its general partner, L&B Air LLC, a Delaware limited liability company (“L&B Air”). Charlie Brown II has ordered and agreed to purchase a Eclipse 500 Airplane for $1,700,000. The airplane is scheduled to be delivered from the manufacturer to Charlie Brown II in January of 2008. Shaner Hotel Group Limited Partnership, a Delaware limited partnership controlled by Mr. Shaner (“Shaner Hotel Group”), owns a 24.65% limited partnership interest in Charlie Brown II and a 25% membership interest in L&B Air, and Charlie Brown, an entity owned and controlled by Mr. Shaner, owns a .1% membership interest in L&B Air. The remaining 49.50% limited partnership interest in Charlie Brown II and 50% interest in L&B Air is owned by an unrelated third party. On June 21, 2007, Rex Operating made capital contributions to Charlie Brown II and L&B Air in the amount of $49,500 and $500, respectively. To fund these capital contributions, Rex Operating borrowed $50,000 from Mr. Shaner. This loan is evidenced by a promissory note dated June 21, 2007 and bears interest at the rate of 7% per annum. The promissory note is payable upon the demand of Mr. Shaner and may be prepaid in whole or in part without penalty. The Company repaid the loan in full on July 31, 2007 from the proceeds of its initial public offering.

On June 21, 2007, Charlie Brown II and Charlie Brown entered into a First Amended and Restated Aircraft Joint Ownership and Management Agreement. Pursuant to this agreement, Charlie Brown agreed to provide certain aircraft management services, such as routine and scheduled maintenance, flight crew training, cleaning, inspections and flight operations and scheduling of the aircraft. In addition, Charlie Brown agreed to provide a flight crew for the operating of the aircraft and storage space in its hanger for storage of the aircraft. In exchange for these services, Charlie Brown II agreed to pay its proportionate share of Charlie Brown’s fixed costs, including crew, hanger and insurance costs, and a per hour flight charge to be determined by Charlie Brown consistent with current local market rates charged by similar flight operation companies.

The business affairs of Charlie Brown II are managed by its general partner, L&B Air. L&B Air is managed by three managers, appointed by each of its three members. Rex Operating designated Benjamin W. Hulburt, its Chief Executive Officer, as the manager representing the company’s membership interest. Actions of L&B Air must be approved by a majority of the interest percentages of the managers. Each manager votes in matters before the company in accordance the membership interest percentage of the member that appointed the manager. Certain events, such as the sale by a member of its interest, the merger or consolidation of L&B Air or Charlie Brown II, the filing of bankruptcy, or the sale of the airplane owned by Charlie Brown II, require the consent of all managers. The consent of all limited partners of Charlie Brown II is required before the partnership may change or terminate the management agreement with Charlie Brown, incur any indebtedness, sell substantially all of the partnership’s assets or the sale the airplane owned by the partnership. In the event that the limited partners are unable to unanimously agree upon any of these matters within 10 days of the proposal of any such matter, an “impasse” may be declared, and the airplane will be sold by the partnership.

On June 21, 2007, Charlie Brown II borrowed $1,530,000 from Graystone Bank. Proceeds from this loan were used to reimburse Mr. Shaner and an unrelated third party for a deposit they paid on behalf of Charlie Brown II in connection with the purchase of the Eclipse 500 airplane. The loan matures on June 21, 2017 and bears interest at a rate of LIBOR plus 2.5%. The loan requires payments of interest only for the first three months of the loan. Thereafter, Charlie Brown II is required to make monthly payments of principal and interest utilizing an amortization period of 180 months. The loan to Charlie Brown II was guaranteed by Mr. Shaner and the unrelated third party.

9.	LITIGATION

PennTex Illinois and Rex Operating—EPA Enforcement Matter

Beginning in approximately 2002, predecessors of PennTex Illinois received complaints from local residents of the cities of Bridgeport and Petrolia, Illinois concerning odors alleged to be emanating from oil wells, emergency pits and facilities located in the company’s Lawrence Field operated by the predecessors of PennTex Illinois. The complainants alleged that the odors were caused by hydrogen sulfide gas, or H2S, a colorless gas with a distinctive “rotten egg” odor. The complainants alleged that H2S gas emissions from the oil wells and associated facilities also caused corrosion damages to HVAC systems and other personal property at each of their residences. Each complainant requested compensation for the repair or replacement of personal items located at their residences. In September 2006, the U.S. DOJ and the U.S. EPA initiated an enforcement action seeking mandatory injunctive relief and potential civil penalties from PennTex Illinois and Rex Operating based on allegations that the companies were violating the Clean Air Act in connection with the release of H2S and other volatile organic compounds, or VOCs, in the course of PennTex Illinois’ oil operations in the Lawrence Field near the towns of Bridgeport and Petrolia, Illinois. The Company’s senior management met with representatives of the U.S. EPA, U.S. DOJ, Illinois EPA and the Agency for Toxic Substances and Disease Registry (“ATSDR”) on September 7, 2006, to discuss matters relating to the enforcement action. This meeting had been preceded by certain monitoring of air emissions in the areas surrounding Bridgeport and Petrolia that the U.S. EPA and ATSDR had conducted in May 2006.

On April 4 2007, PennTex Illinois, Rex Operating and the U.S. EPA and U.S. DOJ executed a comprehensive consent decree in which PennTex Illinois and Rex Operating, without any admission of wrongdoing or liability and without any agreement to pay any civil fine or penalty, agreed to install certain control measures and to implement certain operating and maintenance procedures in the Lawrence Field. Under the terms of the proposed consent decree, PennTex Illinois and Rex Operating agreed to establish a monitoring protocol that would be designed to facilitate the reduction of possible emissions of H2S and VOCs from PennTex Illinois’ operations near Bridgeport and Petrolia. A notice regarding the proposed consent decree was published in the Federal Register on April 19, 2007. The published notice of the proposed consent decree solicited public comments on the terms of the consent decree for a 30 day period expiring on May 21, 2007. The United States did not receive any comments on the proposed consent decree during the public comment period. On June 1, 2007, the United States filed a motion for the approval and entry of the proposed consent decree with the United States District Court for the Southern District of Illinois. On June 6, 2007, the court granted the United States’ motion for approval and entry of the proposed consent decree, thereby resolving the enforcement action according to the terms described in the consent decree. The consent decree does not require us to pay any civil fine or penalty, although it does provide for the possible imposition of specified daily fines and penalties for any violation of the terms and conditions of the consent decree.

PennTex Resources – Wood Arbitration

PennTex Resources is a party to a binding arbitration panel convened by the American Arbitration Association in Houston, Texas. The arbitration proceeding was commenced on June 21, 2006 by PennTex Resources and Lance T. Shaner (“Shaner”) against ERG Illinois Holdings, Inc. (“ERG Holdings”) and Scott Y. Wood (“Wood”) pursuant to the dispute resolution provisions of a stock purchase agreement that was entered into in January 2005 by Wood’s company, ERG Holdings, as “Seller” and PennTex Resources, as “Buyer” (the “2005 Stock Purchase Agreement”). The principal claim in the arbitration proceeding is PennTex Resources’ and Shaner’s claim that ERG Holdings and Wood should be ordered to comply with a “release obligation” contained in the 2005 Stock Purchase Agreement that requires Wood, under certain designated circumstances, to dismiss or release the individual claims that he is prosecuting against Tsar Energy II, LLC (“Tsar”) and Richard M. Cheatham (“Cheatham”) in a lawsuit in the 334th Judicial District Court of Harris County, Texas, cause number 2004-39584, styled “ ERG Illinois, Inc. And Scott Y. Wood v. Tsar Energy II, LLC And Richard M. Cheatham (the “Tsar Case”). PennTex Resources became obligated to file this arbitration proceeding seeking to enforce Wood’s “release obligation” under the 2005 Stock Purchase Agreement by reason of an agreement that PennTex Illinois and PennTex Resources entered into on March 2, 2006 with Tsar and Cheatham in order to resolve certain procedural issues relating to the Tsar Case.

PennTex Resources and/or Shaner also filed the following additional claims in the arbitration proceeding: (a) a claim against ERG Holdings, as the “Seller” under the 2005 Stock Purchase Agreement, seeking an award of $383,760, plus pre-award interest and attorneys’ fees, based on ERG Holdings’ alleged breach of its obligation to make an appropriate post-closing purchase price adjustment under the 2005 Stock Purchase Agreement; (b) a claim against ERG Holdings seeking an award of approximately $20,000, plus pre-award interest and attorneys’ fees, based on ERG Holdings’ alleged breach of a contractual obligation to return the original and all copies of a letter a credit posted by PennTex Resources to secure its indemnity obligations under the 2005 Stock Purchase Agreement which breach is alleged to have wrongfully caused PennTex Resources to have had to unnecessarily incur an annual renewal fee to keep such letter of credit in force and (c) a claim against ERG Holdings seeking an award of approximately $23,500, plus pre-award interest and attorneys’ fees, based on ERG Holdings’ alleged breach of its obligation to make an appropriate pre-closing purchase price adjustment to reflect in its final closing statement an existing liability owed to the owners of a net profits interest relating to certain leases within the Lawrence Field.

On January 22, 2007, Wood and ERG Holdings filed a response disputing the standing of the claimants to participate in the arbitration and denying all claims made by PennTex Resources and Shaner. In addition, ERG Holding asserted a counterclaim against PennTex Resources based on its previously-asserted claim that it is entitled to a post-closing adjustment in the purchase price under the 2005 Stock Purchase Agreement in its favor in the amount of $182,864.97. In February 2007, Wood brought a counterclaim against PennTex Resources in the amount of $171,351.35 for attorney’s fees and expenses incurred by Wood in the Tsar Case alleging that PennTex Resources was required to reimburse Wood for such fees and expenses under the 2005 Stock Purchase Agreement. On June 25, 2007, at his request and without objection by Wood or ERG Holdings, the panel dismissed Mr. Shaner as a claimant in the arbitration. In addition, PennTex Resources withdrew its claim for the $23,500 pre-closing purchase price adjustment. The arbitration panel of the American Arbitration Association held a final hearing in the arbitration proceeding on June 25 and 26, 2007.

The Company intends to vigorously prosecute all of the claims asserted in the arbitration proceeding. The Company will also vigorously defend ERG Holdings’ counterclaim seeking an award for a final purchase price closing adjustment in the amount of $182,864.97 and Wood’s counterclaim in the amount of $171,351.35 for attorney’s fees and expenses incurred by Wood in the Tsar Case. The Company believes that the likelihood of an unfavorable outcome of this matter is remote. See Note 10: Subsequent Events.

10.	SUBSEQUENT EVENTS

Initial Public Offering and Use of Proceeds

On July 30, 2007, the Company completed its initial public offering of shares of its common stock. Of the shares offered in the initial public offering, 8,800,000 shares of common stock were offered and sold by the Company and 800,000 were offered and sold by selling stockholders of the Company. The Company received total net proceeds of approximately $89.2 million from this offering. The Company did not receive any proceeds from the shares of common stock sold by the selling shareholders. The net proceeds from the offering were used to repay in full all of the senior debt facilities and other notes payable of the Founding Companies, except for borrowings under the Rex IV revolving credit agreement. On July 24, 2007, Rex IV and KeyBank executed a Second Amendment to the Credit Agreement, which extended the maturity date to the earlier to occur of (a) the closing date of a new senior credit facility of the Company or (b) December 31, 2007. On July 31, 2007, the Company made a payment of approximately $27.8 million on the Rex IV line of credit resulting in remaining indebtedness on the line of approximately $11.9 million as of July 31, 2007.

Simultaneously with the consummation of the Company’s initial public offering of its common stock, through a series of mergers and reorganization transactions, the Company acquired all of the outstanding equity interests of the Founding Companies.

On August 15, 2007, the underwriters in the initial public offering exercised the over-allotment option, causing the selling stockholders to sell an additional 600,000 shares of common stock to the underwriters on the same terms that the selling stockholders sold 800,000 shares to the underwriters in connection with the Company’s initial public offering. The over-allotment sale was consummated on August 20, 2007. The Company did not receive any proceeds from this sale of its common stock.

PennTex Resources – Wood Arbitration

On August 20, 2007, the arbitration panel convened by the American Arbitration Association in Houston, Texas issued its findings and awards in the proceeding. The panel awarded Wood the amount of $92,540.07 for attorney’s fees and expenses incurred by Wood relative to prosecuting his counterclaims in the Tsar Case. The panel found or awarded PennTex Resources the following: (a) with respect to its claim for post-closing purchase price adjustments, ERG Holdings was required to pay PennTex Resources $88,776.60, with interest at 6% per annum until paid, (b) ERG Holdings and Wood were required to return the original and all copies of the letter of credit to PennTex Resources and ordered not to draw upon or attempt to draw upon the letter of credit conditioned upon PennTex Resources’ payment of Wood’s attorney’s fees and expenses related to his counterclaims in Tsar Case, (c) Wood was required to promptly provide PennTex Resources with a signed release or dismissal of his claims filed in the Tsar Case against Tsar and Cheatham, (d) Wood was ordered to pay PennTex Resources $217,428.76 in attorney’s fees relating to PennTex Resources’ federal court litigation to require Wood to appear before the arbitration panel and its release obligation claim, (e) ERG Holdings was ordered to pay PennTex Resources $67,877.99 for attorneys fees and expenses incurred by PennTex Resources in pursuing its claims against ERG Holdings, (f) Wood was ordered to pay PennTex Resources $14,302 for expenses incurred by PennTex Resources relative to the arbitration, (g) ERG Holdings was ordered to pay PennTex Resources $7,368.25 for expenses incurred relative to the arbitration and (h) Wood and ERG Holdings were ordered to reimburse PennTex Resources the sum of $3,625 for fees and expenses of the American Arbitration Association.

As a result of the arbitration panel’s ruling, Wood would be required to pay PennTex Resources a total of $141,003.19 (after deducting legal fees and expenses payable by PennTex Resources to Wood in the amount of $92,540.07 relative to Wood’s counterclaims in the Tsar Case) and ERG Holdings would be required to pay PennTex Resources a total of $165,835.34, thus resulting in a total cash award to PennTex Resources of $306,838.53.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements for the year ended December 31, 2006 included in our Form S-1 securities registration statement and the unaudited financial statements included elsewhere herein.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Production:
Oil (Bbls)	197,174	121,210	398,594	234,637
Natural gas (Mcf)	259,197	274,958	546,182	568,965
Total (BOE)[a]	240,373	167,036	489,624	329,464

Average daily production:
Oil (Bbls)	2,167	1,350	2,202	1,298
Natural gas (Mcf)	2,848	3,055	3,018	3,143
Total (BOE)[a]	2,641	1,859	2,705	1,822

Average sales prices:
Oil (per Bbl)	$60.70	$66.07	$57.31	$62.33
Natural gas (per Mcf)	$7.51	$6.56	$7.05	$7.66
Total (per BOE)[a]	$57.89	$58.65	$54.51	$57.61

Average NYMEX prices[b]
Oil (per Bbl)	$65.03	$70.70	$61.65	$67.09
Natural gas (per Mcf)	$7.56	$6.82	$7.26	$7.95

[a]	Natural gas is converted at the rate of six Mcf to one BOE and oil is converted at a rate of one Bbl to one BOE
[b]	Based upon the average of bid week prompt month prices

General Overview

Operating revenue increased 32.5% for the second quarter of 2007 over the same period of 2006. This increase is due to higher production with reduced realized losses on hedging activity, offset by lower average sales prices and greater unrealized mark-to-market losses on outstanding hedge positions. For the second quarter of 2007, production increased 43.7% to 240,373 BOE due to the continued success of our drilling programs and our acquisitions. Realized losses on hedging activities dropped by 60.3% to $647,000 for the second quarter of 2007 as compared to the same period in 2006, while unrealized losses on outstanding hedging positions increased by $2.6 million, or 375% for the second quarter of 2007 from the same period in 2006.

The increased operating revenues realized in the second quarter of 2007 were offset by a 129%, or $7.0 million, increase in operating expenses as compared to the same period in 2006. Operating expenses are primarily comprised of production expenses, general and administrative expenses, and depreciation, depletion, amortization, and accretion expenses. These increases were principally due to acquisitions consummated in the final six months of 2006 within the Illinois basin whereby we acquired all of the oil producing assets owned by Tsar Energy II, L.L.C. and certain oil producing assets owned by Team Energy, L.L.C. and its affiliates.

Comparison of the Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

Oil and gas revenue for the three months ended June 30, 2007 and 2006 (in thousands) is summarized in the following table:

	Three Months Ended June 30,
	2007	2006	(Change)%
Oil and gas Revenues:
Oil sales revenue	$11,969	$8,009	$3,960	49.4%
Oil hedges realized	(694)	($1,801)	$1,107	61.5%

Total oil revenue	$11,275	$6,208	$5,067	81.6%

Gas sales revenue	$1,947	$1,803	$144	(8.0%)
Gas hedges realized	47	170	($123)	(72.3%)

Total gas revenue	$1,994	$1,973	$21	1.1%

Combined sales	$13,916	$9,812	$4,105	41.8%
Combined hedges realized	(647)	(1,631)	984	60.3%

Total oil & gas revenue	$13,269	$8,181	$5,088	62.2%

Average realized price received for oil and gas during the second quarter of 2007 was $57.89 per BOE, a decrease of 1.3%, or $0.76 per BOE, from the same quarter in the prior year. The average price for oil in the second quarter of 2007 decreased 8.1% or $5.37 per barrel, whereas the average price for gas increased 14.6%, or $0.95 per Mcf, from the same quarter in 2006. Our hedging activities decreased net realized prices by $2.69 per BOE in the second quarter of 2007 and $9.74 per BOE in the second quarter of 2006.

Production volumes increased 43.9% from the second quarter of 2006 primarily due to acquisitions in the Illinois Basin and continued success with our oil and gas well drilling activities. Our production for the second quarter was approximately 2,641 BOE per day of which 78.7% was attributable to the Illinois basin, 12.0% to the Appalachian basin, and 9.3% to activities in the Southwestern region.

Unrealized loss on oil and gas hedges includes a loss of approximately $3.3 million for the second quarter of 2007 as compared to a loss of $694,000 for the same period in 2006. These changes are attributed to the volatility of oil and gas commodity prices in the marketplace along with changes in our portfolio of outstanding collars and swap derivatives. Unrealized losses from hedging activities generally reflect higher oil and gas prices in the marketplace than were in effect at the time we entered into a hedge contract while unrealized gains would suggest the opposite. Our hedging program is designed to provide us with a greater reliability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market.

Other operating revenue for the three months ended June 30, 2007 decreased $11,000 to $113,000 from $124,000 for the same period in 2006. We generate other operating revenue from various activities such as revenue from the transportation of natural gas and disposal of salt water from non-related parties through a salt water disposal facility we own and operate for our own oil and gas production activities in the Southwestern region.

Production and lease operating expenses increased approximately $3.3 million, or 113%, in the second quarter of 2007 from the same period in 2006. These expenses typically increase as we add new wells and make certain improvements to existing wells in production. These increases were principally due to acquisitions consummated in the final six months of 2006 within the Illinois basin whereby we acquired all of the oil producing wells owned by Tsar Energy II, L.L.C. and certain oil producing wells owned by Team Energy, L.L.C. and its affiliates.

General and administrative expenses for the second quarter of 2007 increased approximately $820,000, or 101%, to $1.6 million from the same period in 2006 primarily as a result of oil and gas property acquisitions in the Illinois basin during the final six months of 2006 which resulted in reduced overhead income on wells that we operated for Tsar Energy II, L.L.C. This overhead income had offset general and administrative expenses. In October of 2006 we acquired these wells from Tsar Energy II, L.L.C. at which time we ceased to recognize the overhead income associated with these wells.

Exploration expenses for the three months ended June 30, 2007 increased to $1.1 million from $0 for the same period in 2006 as a result of unsuccessful drilling efforts on a single well in our Southwestern region. We do not anticipate any additional charges to be incurred related to plugging this well.

Depreciation, depletion, amortization, and accretion (“DD&A”) expenses increased approximately $2.0 million, or 114% from $1.8 million for the same period in 2006. This increase was primarily due to an increase in production volumes resulting from the Tsar Energy II, L.L.C. and Team Energy, L.L.C. acquisitions in the Illinois basin.

Interest expense, net of interest income for the three months ended June 30, 2007 was approximately $2.3 million as compared to $1.2 million for the same period in 2006. The increase of $1.1 million was predominantly attributable to increases in the average balance on our long-term debt, lines of credit, and other loans and notes payable which had been principally used to fund our acquisition activities in the last six months of 2006. The average aggregate balance of our long-term debt, lines of credit, and other loans and notes payable for the three month period ended June 30, 2007 was $96.1 million at an average cost of funds of 9.42% as compared to the average aggregate balance and cost of funds of $36.7 million and 13.05%, respectively, for the six month period ended June 30, 2006.

Gain on sale of oil and gas properties for the three months ended June 30, 2007 was approximately $15,000 as compared to $91,000 for the same period in 2006. We, from time to time, sell or otherwise dispose of certain fixed assets and wells that are no longer effectively utilized by us and a gain or loss may be recognized when such an asset is sold.

Other expense decreased by 24.4% to $41,000 for the three months ended June 30, 2007 from approximately $54,000 for the same period in 2006.

Net loss before minority interests for the three months ended June 30, 2007 was approximately $5.1 million, a decrease of approximately $6.0 million from net income of approximately $903,000 for the same period in 2006 as a result of the factors described above.

Comparison of the Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006,

Oil and gas revenue for the six months ended June 30, 2007 and 2006 (in thousands) is summarized in the following table:

	Six Months Ended June 30,
	2007	2006	(Change)%
Oil and gas Revenues:
Oil sales revenue	$22,843	$14,625	$8,218	56.2%
Oil hedges realized	($579)	($3,171)	2,592	81.7%

Total oil revenue	$22,264	$11,454	$10,810	94.4%

Gas sales revenue	$3,848	$4,355	($507)	(11.6%)
Gas hedges realized	197	150	47	31.3%

Total gas revenue	$4,045	$4,505	($460)	(10.2%)

Combined sales	$26,691	$18,980	$7,711	40.6%
Combined hedges realized	(382)	(3,021)	2,638	87.3%

Total oil & gas revenue	$26,308	$15,959	$10,349	64.8%

Average realized prices received for oil and gas during the first six months of 2007 was $54.51 per BOE, a decrease of 5.4%, or $3.10 per BOE, from the same period in the prior year. The average price for oil in the second quarter of 2007 decreased 8.1%, or $5.02 per barrel, whereas the average price for gas decreased 8.0%, or $0.61 per Mcf, from the same period in 2006. Our hedging activities decreased net realized prices by $0.78 per BOE in the second quarter of 2007 and $9.16 per BOE in the second quarter of 2006.

Production volumes for the first six months of 2007 increased 48.6% from the same period in 2006 primarily due to acquisitions in the Illinois basin and continued success with our oil and gas well drilling activities. Our production for the first six months of 2007 was approximately 2,705 BOE per day of which 77.8% was attributable to the Illinois basin, 12.7% to the Appalachian basin and 9.9% the Southwestern region.

Unrealized loss on oil and gas hedges includes a loss of approximately $6.7 million for the first six months of 2007 as compared to a loss of $574,000 for the same period in 2006. These changes are attributed to the volatility of oil and gas commodity prices in the marketplace along with changes in our portfolio of outstanding collars and swap derivatives. Unrealized losses from hedging activities generally reflect higher oil and gas prices in the marketplace than were in effect at the time we entered into a hedge contract while unrealized gains would suggest the opposite. Our hedging program is designed to provide us with a greater reliability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market.

Other operating revenue for the six months ended June 30, 2007 decreased $38,000 to $213,000 from $251,000 for the same period in 2006. We generate other operating revenue from various activities such as, revenue from the transportation of natural gas and disposal of salt water from non-related parties through a salt water disposal facility we own and operate for our own oil and gas production activities in the Southwestern region.

Production and lease operating expenses increased approximately $7.0 million, or 129%, in the first six months of 2007 as compared to the same period in 2006. These expenses typically increase as we add new wells and make certain improvements to existing wells in production. These increases were principally due to acquisitions consummated in the final six months of 2006 within the Illinois basin whereby the Company acquired all of the oil producing wells owned by Tsar Energy II, L.L.C. and certain oil producing wells owned by Team Energy, L.L.C. and its affiliates.

General and administrative expenses for the first six months of 2007 increased approximately $2.0 million, or 118%, to $3.9 million from the same period in 2006 primarily as a result of oil and gas property acquisitions in the Illinois basin during the final six months of 2006 which resulted in reduced overhead income on wells which we operated for Tsar Energy II, L.L.C. This overhead income had offset general and administrative expenses. In October of 2006, we acquired these wells from Tsar Energy II, L.L.C. at which time we ceased to recognize the overhead income associated with these wells.

Exploration expenses for the first six months of 2007 increased to $1.7 million from $0 for the same period in 2006 as a result of unsuccessful drilling efforts on a single well in our Southwestern region. We do not anticipate any additional charges to be incurred related to plugging this well.

Depreciation, depletion, amortization, and accretion (“DD&A”) expenses for the first six months of 2007 increased approximately $4.0 million, or 104.6%, from $3.9 million for the same period in 2006. This increase was primarily due to an increase in production volumes resulting primarily from the Tsar Energy II, L.L.C. and Team Energy, L.L.C. acquisitions in the Illinois basin.

Interest expense, net of interest income for the first six months of 2007 was approximately $4.3 million as compared to $2.0 million for the same period in 2006. The increase of $2.3 million, or 121%, was largely attributable to increases in the average balance, offset by decreases in the average cost of funds, on our long-term debt, lines of credit, and other loans and notes payable. The average aggregate balance of our long-term debt, lines of credit, and other loans and notes payable for the six month period ended June 30, 2007 was $92.4 million at an average cost of funds of 9.41% as compared to the average aggregate balance and cost of funds of $28.4 million and 13.84%, respectively, for the six month period ended June 30, 2006.

Gain on sale of oil and gas properties for the six months ended June 30, 2007 was approximately $192,000 as compared to $91,000 for the same period in 2006. We, from time to time, sell or otherwise dispose of certain fixed assets and wells that are no longer effectively utilized by us and a gain or loss may be recognized when such an asset is sold.

Other expense decreased by 49.5% to $85,000 for the six months ended June 30, 2007 from approximately $167,000 for the same period in 2006.

Net loss before minority interests for the six months ended June 30, 2007 was approximately $10.1 million, a decrease of approximately $12.8 million from net income of approximately $2.7 million for the same period in 2006 as a result of the factors described above.

Capital Resources and Liquidity

Our primary financial resource is our base of oil and gas reserves. We pledge our producing oil and gas properties to a group of banks to secure our senior credit facilities. The banks establish a borrowing base by making an estimate of the collateral value of our oil and gas properties. We borrow funds on the senior credit facilities as needed to supplement our operating cash flow as a financing source for our capital expenditure program. Our ability to fund our capital expenditure program is dependent upon the level of product prices and the success of our exploration program in replacing our existing oil and gas reserves. If product prices decrease, our operating cash flow may decrease and the banks may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program. The effects of product prices on cash flow can be mitigated through the use of commodity derivatives. If we are unable to replace our oil and gas reserves through our acquisitions, development or exploration programs, we may also suffer a reduction in our operating cash flow and access to funds under the senior credit facilities. Under extreme circumstances, product price reductions or exploration drilling failures could allow the banks to seek to foreclose on our oil and gas properties, thereby threatening our financial viability.

Our cash flow from operations is driven by commodity prices and production volumes. Prices for oil and gas are driven by, among other things, seasonal influences of weather, national and international economic and political environments and, increasingly, from heightened demand for hydrocarbons from emerging nations, particularly China and India. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices could decrease our exploration and development expenditures. Cash flows from operations have been primarily used to fund exploration and development of our mineral interests.

Financial Condition and Cash Flows for the Six Months Ended June 30, 2007 and 2006

The following table summarizes our sources and uses of funds for the periods noted ($ in thousands):

	Six Months Ended June 30,
	2007	2006
Cash flows provided by operations	$4,067	$3,920
Cash flows used in investing activities	(16,599)	(47,355)
Cash flows provided by financing activities	12,534	41,592

Net increase (decrease) in cash and cash equivalents	$2	$(1,843)

Net cash provided by operating activities increased from approximately $3.9 million in the first six months of 2006 to approximately $4.1 million in first six months of 2007. The increase in 2007 of 3.7% resulted from a combination of increased sales volumes from the acquisitions in 2006 along with increases to inventory and prepaid expenses, and increases in accounts payable and accrued expenses; partially offset by decreased commodity prices, and decreases to net other assets and liabilities. Average realized prices decreased from $57.61 per BOE in the first six months of 2006 to $54.51 per BOE in the first six months of 2007. Our production volumes increased 48.9% to 489,624 BOE in first six months of 2007 from 329,159 BOE in the first six months of 2006.

Net cash used in investing activities decreased approximately $30.8 million, or 64.9%, from the first six months of 2006 to $16.6 million in the first six months of 2007. The decrease was the result of a decrease of approximately $38.7 million invested in acquisitions of property and equipment, and a decrease of $300,000 in proceeds related to the sale of other assets, these decreases were partially offset by an increase of approximately $8.2 million for development of oil & gas properties.

Net cash provided by financing activities decreased approximately $29.1 million, or 69.9%, from the first six months of 2006 to $12.5 million in the first six months of 2007. The change primarily resulted from reduced proceeds on long term debts, lines of credit, and other notes payable funds of $25.1 million, increased deferred offering costs of $1.2 million, and reduced proceeds from capital contributions of $18.9 million; partially offset by increased proceeds from related parties, reduced payment on financing costs, and reduced cash distributions of approximately $9.8 million, $300,000, and $6.0 million, respectively.

Effects of Inflation and Changes in Price

Our results of operations and cash flows are affected by changing oil and natural gas prices. If the price of oil and natural gas increases (decreases), there could be a corresponding increase (decrease) in the operating cost that we are required to bear for operations, as well as an increase (decrease) in revenues. Inflation has had a minimal effect on us.

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

We discuss critical accounting policies and recently adopted and issued accounting standards in Item 1. Consolidated Financial Statements—Note 1, “Summary of Significant Accounting Policies.”

Volatility of Oil and Natural Gas Prices

Our revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas.

We account for our natural gas and oil exploration and production activities under the successful efforts method of accounting. See Note 1 – “Summary of Significant Accounting Policies.”

To mitigate some of our commodity price risk, we engage periodically in certain other limited derivative activities including price swaps and costless collars in order to establish some price floor protection.

For the three month periods ended June 30, 2007 and 2006, the net realized loss on oil and natural gas derivatives was approximately $647,000 and $1.6 million, respectively. For the six month periods ended June 30, 2007 and 2006, the net realized loss on oil and natural gas derivatives was approximately $383,000 and $3.0 million, respectively. The losses are reported as net realized loss on hedges in the Consolidated Statements of Income.

For the three month periods ended June 30, 2007 and 2006, the net unrealized loss on oil and natural gas derivatives was approximately $3.3 million and $694,000, respectively. For the six month periods ended June 30, 2007 and 2006, the net unrealized loss on oil and natural gas derivatives was $6.7 million and $574,000, respectively. The net losses are reported as net unrealized loss on hedges in the Consolidated Statements of Income.

While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit our ability to benefit from increases in the prices of natural gas and oil. We enter into the majority of our derivatives transactions with two counterparties and have a netting agreement in place with those counterparties. We do not obtain collateral to support the agreements but monitor the financial viability of counterparties and believe our credit risk is minimal on these transactions. Under these arrangements, payments are received or made based on the differential between a fixed and a variable commodity price. These agreements are settled in cash at expiration or exchanged for physical delivery contracts. In the event of nonperformance, we would be exposed again to price risk. We have additional risk of financial loss because the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction. Moreover, our derivatives arrangements generally do not apply to all of our production and thus provide only partial price protection against declines in commodity prices. We expect that the amount of our hedges will vary from time to time. Additional information related to our outstanding oil and natural gas derivative positions can be found in Note 7 to the combined financial statements.

The following table summarizes our current oil and gas derivative positions as of June 30, 2007.

Period	Contract Type	Volume Hedged	Average Hedge Price
Oil

2007	Swaps	171,000 Bbls	$65.58
2007	Collars	174,000 Bbls	$53.45 – 64.57
2008	Swaps	204,000 Bbls	$65.58
2008	Collars	369,000 Bbls	$62.33 – 80.26
2009	Collars	350,000 Bbls	$62.30 – 67.95
2010	Swaps	192,000 Bbls	$62.20
2010	Collars	360,000 Bbls	$60.00 – 77.20

Natural gas

2007	Swaps	60,000 Mcf	$7.54
2007	Collars	360,000 Mcf	$7.56 - $ 14.08
2008	Collars	600,000 Mcf	$7.00 – 9.35
2009	Collars	600,000 Mcf	$7.00 – 9.35

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to various risks including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decline significantly, revenues and cash flow would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. We have designed our hedging policy to reduce the risk of price volatility for our production in the natural gas and crude oil markets. Our risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments that we utilize include swaps and collars. The volume of derivative instruments that we may utilize is governed by the risk management policy and can vary from year to year, but under most circumstances will apply to only a portion of our current and anticipated production and provide only partial price protection against declines in oil and natural gas prices. We are exposed to market risk on our open contracts, to the extent of changes in market prices of oil and natural gas. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the hedges.

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and ABR based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

Item 4T.	Controls And Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are not yet required to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. We will be required to comply with the internal control over financial reporting requirements for the first time, and will be required to provide a management report on internal control over financial reporting and an attestation report on internal controls from our independent registered public accounting firm, in connection with our Annual Report on Form 10-K for the year ending December 31, 2008. While we are not yet required to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 for this reporting period, we are preparing for future compliance with these requirements by strengthening, assessing and testing our system of internal controls to provide the basis for our report.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The information contained in Part I, Item 1, Note 9, “Litigation,” and Note 10, “Subsequent Events, PennTex Resources – Wood Arbitration,” of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

During the quarter ended June 30, 2007, there were no material changes to the risk factors previously reported by the Company in its prospectus dated July 24, 2007 filed with the Securities and Exchange Commission on July 26, 2007.

Item 6.	Exhibits.

Exhibit Number	Exhibit Title
3.1	Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.2	Amendment to Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.3	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

4.1	Form of Specimen Common Stock Certificate of Rex Energy Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

4.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

10.1	Consent Decree (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.2	Independent Direct Agreement with John A. Lombardi dated April 1, 2007 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.3	Service Provider Agreement, dated April 1, 2007, between Shaner Hotel Group Limited Partnership and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

10.4	Service Level Agreement, dated April 13, 2007, between Shaner Hotel Group Limited Partnership and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

10.5	Letter Agreement, dated April 13, 2007, between Shaner Hotel Group Limited Partnership and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

10.6	Amended and Restated Limited Liability Company Agreement, dated June 21, 2007, of L&B Air LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.7	Amended and Restated Limited Partnership Agreement, dated June 21, 2007, of Charlie Brown II Limited Partnership (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.8	Promissory Note, dated June 21, 2007, by Rex Energy Operating Corp. to Lance T. Shaner (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.9	First Amended and Restated Aircraft Joint Ownership and Management Agreement, dated June 21, 2007, between Charlie Brown Air Corp. and Charlie Brown II Limited Partnership (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.10*	Credit Agreement, dated October 2, 2006, by and among Rex Energy IV, LLC and KeyBank National Association, as Administrative Agent, and the lenders party thereto.

10.11*	First Amendment to Credit Agreement dated October 2, 2006 by and among Rex Energy IV, LLC and KeyBank National Association, as Administrative Agent, and the lenders party thereto dated March 30, 2007.

10.12*	Second Amendment to Credit Agreement dated October 2, 2006 by and among Rex Energy IV, LLC and KeyBank National Association, as Administrative Agent, and the lenders party thereto dated July 25, 2007.

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	Prospectus of Rex Energy Corporation dated July 24, 2007 (incorporated by reference to our prospectus filed with SEC on July 26, 2007 pursuant to Rule 424(b)(4)).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Rex Energy Corporation
(Registrant)

Date: September 5, 2007	By:	/s/ Benjamin W. Hulburt
Benjamin W. Hulburt
Chief Executive Officer
(Principal Executive Officer)

Date: September 5, 2007	By:	/s/ Thomas C. Stabley
Thomas C. Stabley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Title
3.1	Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.2	Amendment to Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.3	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

4.1	Form of Specimen Common Stock Certificate of Rex Energy Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

4.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

10.1	Consent Decree (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.2	Independent Direct Agreement with John A. Lombardi dated April 1, 2007 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.3	Service Provider Agreement, dated April 1, 2007, between Shaner Hotel Group Limited Partnership and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

10.4	Service Level Agreement, dated April 13, 2007, between Shaner Hotel Group Limited Partnership and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

10.5	Letter Agreement, dated April 13, 2007, between Shaner Hotel Group Limited Partnership and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

10.6	Amended and Restated Limited Liability Company Agreement, dated June 21, 2007, of L&B Air LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.7	Amended and Restated Limited Partnership Agreement, dated June 21, 2007, of Charlie Brown II Limited Partnership (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.8	Promissory Note, dated June 21, 2007, by Rex Energy Operating Corp. to Lance T. Shaner (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.9	First Amended and Restated Aircraft Joint Ownership and Management Agreement, dated June 21, 2007, between Charlie Brown Air Corp. and Charlie Brown II Limited Partnership (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.10*	Credit Agreement, dated October 2, 2006, by and among Rex Energy IV, LLC and KeyBank National Association, as Administrative Agent, and the lenders party thereto.

10.11*	First Amendment to Credit Agreement dated October 2, 2006 by and among Rex Energy IV, LLC and KeyBank National Association, as Administrative Agent, and the lenders party thereto dated March 30, 2007.

10.12*	Second Amendment to Credit Agreement dated October 2, 2006 by and among Rex Energy IV, LLC and KeyBank National Association, as Administrative Agent, and the lenders party thereto dated July 25, 2007.

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	Prospectus of Rex Energy Corporation dated July 24, 2007 (incorporated by reference to our prospectus filed with SEC on July 26, 2007 pursuant to Rule 424(b)(4)).

*	Filed herewith.