Form 10-Q
period 2008-03-31
REX ENERGY CORP
filed 2008-05-09
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☐    No  ☒

36,596,702 common shares were outstanding on May 8, 2008.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD MARCH 31, 2008

INDEX

		PAGE

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

	Consolidated and Combined Balance Sheets As of March 31, 2008 (Unaudited) and December 31, 2007	4

	Consolidated Statements Consolidated and Combined Statements of Operations (Unaudited) For the three-month periods ended March 31, 2008 and March 31, 2007	5

	Consolidated Statement of Changes in Owners’ Equity (Deficit) (Unaudited) For the three-month period ended March 31, 2008	6

	Consolidated and Combined Statements of Comprehensive Loss (Unaudited) For the three-month periods ended March 31, 2008 and March 31, 2007	7

	Consolidated Statement of Cash Flows (Unaudited) For the three-month period ended March 31, 2008	8

	Notes to Consolidated and Combined Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	29

Item 4T.	Controls and Procedures.	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	30

Item 1A.	Risk Factors	30

Item 6.	Exhibits	31

SIGNATURES		32

EXHIBIT INDEX		33

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q may contain forward-looking statements within the meaning of sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including but not limited to, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	the quality of our properties with regard to, among other things, the existence of reserves in economic quantities;

•	uncertainties about the estimates of reserves;

•	our ability to increase our production and oil and natural gas income through exploration and development;

•	our ability to successfully apply horizontal drilling techniques and tertiary recovery methods;

•	the number of well locations to be drilled and the time frame within which they will be drilled;

•	the timing and extent of changes in commodity prices for crude oil and natural gas;

•	domestic demand for oil and natural gas;

•	drilling and operating risks;

•	the availability of equipment, such as drilling rigs and transportation pipelines;

•	changes in our drilling plans and related budgets;

•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity; and

•	other factors discussed under “Risk Factors” in our prospectus dated April 30, 2008 filed with the Securities and Exchange Commission on April 30, 2008.

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

Item 1.	Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	March 31, 2008 (unaudited)	December 31, 2007 (audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,569	$1,085
Accounts Receivable	9,414	8,805
Short-Term Derivative Instruments	—	20
Deferred Taxes	7,810	4,700
Inventory, Prepaid Expenses and Other	1,557	1,388

Total Current Assets	21,350	15,998
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	207,106	200,962
Unevaluated Oil and Gas Properties	35,458	33,074
Other Property and Equipment	5,876	4,397
Wells in Progress	18,133	10,773
Pipelines	1,798	2,194

Total Property and Equipment	268,371	251,400
Less: Accumulated Depreciation, Depletion and Amortization	(38,497)	(33,868)

Net Property and Equipment	229,874	217,532

Intangible Assets and Other Assets – Net	1,927	2,034
Goodwill	32,700	32,700

Total Assets	$285,851	$268,264

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$7,727	$7,152
Accrued Expenses	3,807	2,662
Short-Term Derivative Instruments	17,813	10,893
Current Portion of Long-Term Debt	59	29

Total Current Liabilities	29,406	20,736

Senior Secured Line of Credit and Long-Term Debt	38,230	27,207
Long-Term Derivative Instruments	25,548	18,843
Deferred Taxes	28,280	30,300
Other Deposits and Liabilities	632	345
Future Abandonment Cost	6,524	6,396

Total Liabilities	$128,620	$103,827
Commitments and Contingencies (See Notes)

Owners’ Equity
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 30,794,702 shares issued and outstanding on March 31, 2008	31	31
Additional Paid-In Capital	175,524	175,170
Retained Deficit	(17,815)	(10,640)
Other Comprehensive Loss	(509)	(124)

Total Owners’ Equity	157,231	164,437

Total Liabilities and Owners’ Equity	$285,851	$268,264

See accompanying notes

REX ENERGY CORPORATION

CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

(Unaudited, $ and shares in thousands except per share data)

	Rex Energy Corporation Consolidated	Rex Energy Combined Predecessor Companies
	For the Three Months Ended March 31,
	2008	2007
OPERATING REVENUE
Oil and Natural Gas Sales	$21,600	$12,775
Other Revenue	114	100
Realized Gain (Loss) on Derivatives	(3,281)	265

TOTAL OPERATING REVENUE	18,433	13,140

OPERATING EXPENSES
Production and Lease Operating Expenses	6,402	5,952
Production Taxes	266	153
General and Administrative Expense	3,472	1,982
Accretion Expense on Asset Retirement Obligation	182	124
Exploration Expense of Oil and Gas Properties	1,433	585
Depreciation, Depletion, and Amortization	5,301	3,949

TOTAL OPERATING EXPENSES	17,056	12,745

INCOME FROM OPERATIONS	1,377	395

OTHER INCOME (EXPENSE)
Interest Income	7	9
Interest Expense	(436)	(2,085)
Gain on Sale of Oil and Gas Properties	1	176
Unrealized (Loss) on Derivatives	(12,999)	(3,437)
Other Income (Expense)	5	(43)

TOTAL OTHER INCOME (EXPENSE)	(13,422)	(5,380)

NET (LOSS) BEFORE MINORITY INTEREST AND BENEFIT FOR TAXES	(12,045)	(4,985)

MINORITY INTEREST SHARE OF (NET INCOME) LOSS	—	2,728

NET (LOSS) BEFORE INCOME TAX	(12,045)	(2,257)
Income Tax Benefit	4,870	—

NET (LOSS)	$(7,175)	$(2,257)

Basic and fully diluted earnings per share	$(0.23)	—
Weighted average shares of common stock outstanding	30,795	—

See accompanying notes

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY (DEFICIT)

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2008

(Unaudited, $ in thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Other Comprehensive Income	Total Owners’ Equity
BALANCE December 31, 2007	$31	$175,170	$(10,640)	$(124)	$164,437
Unrealized loss on interest rate swap agreements, net of tax of $260	—	—	—	(385)	(385)
Non-cash compensation expense	—	354	—	—	354
NET LOSS	—	—	(7,175)	—	(7,175)

BALANCE March 31, 2008	$31	$175,524	$(17,815)	$(509)	$157,231

See accompanying notes

REX ENERGY CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, $ in thousands)

	Three Months Ended March 31,
	2008	2007
Net Loss	$(7,175)	$(2,257)
Change in unrealized deferred hedging losses, net of tax	(385)	—

Comprehensive loss	$(7,560)	$(2,257)

See accompanying notes.

REX ENERGY CORPORATION

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

(Unaudited, $ in thousands)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(7,175)	$(2,257)
Adjustments to Reconcile Net (Loss) to Net Cash
Provided by Operating Activities
Minority Interest Share of (Loss)	—	(2,728)
Non-cash Compensation	368	—
Depreciation, Depletion, and Amortization	5,301	3,948
Unrealized Loss on Derivatives	12,999	3,436
Deferred Income Tax	(4,870)	—
Exploration Expense	1,433	585
Accretion Expense on Asset Retirement Obligation	182	124
Plugging Costs Incurred	(73)	(30)
(Gain) on Sale of Oil and Gas Properties	(1)	(176)
Cash Flows from Operating Activities Due to
(Increase) in Accounts Receivable	(609)	(174)
(Increase) in Inventory, Prepaid Expenses and Other Assets	(131)	(64)
Increase (Decrease) in Accounts Payable and Accrued Expenses	1,535	(44)
Net Changes in Other Assets and Liabilities	287	(350)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,246	2,270

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	95	224
Acquisitions of Oil & Gas Properties	(3,199)	(1,080)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(15,673)	(4,960)

NET CASH USED IN INVESTING ACTIVITIES	(18,777)	(5,816)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) of Long-Term Debts and Lines of Credit	—	(1,321)
Proceeds from Long-Term Debts and Lines of Credit	11,000	8,807
(Repayments) of Loans and Other Notes Payable	(7)	(208)
Proceeds from Loans and Other Notes Payable	60	107
Net (Repayments) to Related Parties	—	(1,000)
Debt Issuance Costs	—	(516)
Deferred Offering Costs	(38)	(569)
Capital Contributions by the Partners of the Predecessor Companies	—	300
Cash Distributions to the Partners of the Predecessor Companies	—	(1,063)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,015	4,537

NET (DECREASE) INCREASE IN CASH	1,484	991
CASH – BEGINNING	1,085	600

CASH – ENDING	$2,569	$1,591

SUPPLEMENTAL DISCLOSURES
Cash Paid for Income Taxes	—	—

Interest Paid	447	2,085

NON-CASH ACTIVITIES
Redemption-Baseline Property Distribution	—	7,970
Conversion of Loan Payable to Capital	—	820

See accompanying notes

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

1.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Rex Energy Corporation is an independent oil and gas company operating in the Illinois Basin, the Appalachian Basin and the Southwestern Region of the United States. We have pursued a balanced growth strategy of exploiting our sizeable inventory of lower risk developmental drilling locations, pursuing our higher potential exploration drilling prospects and actively seeking to acquire complementary oil and natural gas properties.

Our consolidated financial statements include the accounts of all of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

Certain amounts and disclosures have been condensed or omitted from these consolidated and combined financial statements pursuant to the rules and regulations of the SEC. Therefore, these interim financial statements should be read in conjunction with the audited consolidated and combined financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

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

The combined financial statements of the Predecessor Companies reflect the assets, liabilities, revenues, expenses and cash flows on a gross basis, and the economic interests not owned by Lance T. Shaner which are reflected as minority interests. All of the Predecessor Companies were under the common control of Lance T. Shaner, our Chairman, through his direct and indirect ownership interests and other contractual arrangements, as well as under the common management of Rex Energy Operating Corp.

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

The initial public offering of shares of common stock consisted of 8,800,000 shares of common stock offered and sold by us at an offering price of $11.00 per share. We received gross proceeds from the offering of $96.8 million and incurred approximately $9.0 million in underwriting discounts, commissions and offering costs associated with the offering.

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

Certain amounts have been reclassified in prior periods to conform to the current year presentation.

2.	ACQUISITIONS

Acquisitions are accounted for as purchases, and accordingly, the results of operations are included in our consolidated statements of operations from the closing date of acquisition. Purchase prices are allocated to acquired assets and assumed liabilities based on their estimated fair value at the time of the acquisition. Acquisitions are funded with internal cash flow, bank borrowings and the issuance of debt and equity securities.

During the three month period ended March 31, 2008, we made no material acquisitions.

3.	FUTURE ABANDONMENT COST

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

	March 31, 2008 ($ in thousands)	March 31, 2007 ($ in thousands)
Beginning Balance	$6,396	$5,269
Asset Retirement Obligation Incurred	19	303
Asset Retirement Obligation Settled	(73)	(30)
Asset Retirement Obligation Accretion Expense	182	124

Total Asset Retirement Obligation	$6,524	$5,666

4.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but may require some entities to change their measurement practices. We adopted SFAS No. 157 effective January 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows. See Note 7 for other disclosures required by SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It requires that unrealized gains and losses on items for which the fair value option has been elected be recorded in net income. The statement also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. We adopted SFAS No. 159 effective January 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are in the process of evaluating the impact of SFAS No. 161 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in our fiscal year beginning January 1, 2009. We are in the process of evaluating the impact of SFAS No. 141(R) on our consolidated financial statements.

5.	CONCENTRATIONS OF CREDIT RISK

At times during the three month period ended March 31, 2008, our cash balance may have exceeded the Federal Deposit Insurance Corporation’s limit of $100,000. There were no losses incurred due to such concentrations.

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

6.	LONG TERM DEBT

We have entered into a senior credit facility with KeyBank National Association (“KeyBank”), as Administrative Agent, BNP Paribas, as Syndication Agent, Sovereign Bank, as Documentation Agent, and lenders from time to time parties thereto (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility are limited by a borrowing base that is determined in regard to our oil and gas properties. The borrowing base was $75 million at March 31, 2008; however, the Senior Credit Facility provides that the revolving credit facility may be increased up to $200 million upon re-determinations of the borrowing base, consent of the lenders and other conditions prescribed in the agreement. On April 14, 2008, we entered into an amendment to the Senior Credit Facility in which the borrowing base was increased to $90 million. (See Note 12 “Subsequent Events.”) Within that borrowing base, outstanding letters of credit are permitted up to $10 million. Loans made under the Senior Credit Facility mature on September 28, 2012, and in certain circumstances, we will be required to prepay the loans. At our election, borrowings under the Senior Credit Facility bear interest at a rate per annum equal to (a) the London Interbank Offered Rate for one, two, three, six or nine months (“Adjusted Libor Rate”) plus an applicable margin ranging from 100 to 175 basis points plus a commitment fee ranging from 25 to 37.5 basis points or (b) the higher of KeyBank’s announced prime rate (“Prime Rate”) and the federal funds effective rate from time to time plus 0.5%, in each case, plus an applicable margin ranging from 0 to 25 basis points plus a commitment fee ranging from 25 to 37.5 basis points. Interest is payable on the last day of each relevant interest period in the case of loans bearing interest at the Adjusted Libor Rate and quarterly in the case of loans bearing interest at the Prime Rate. The average interest rate on our Senior Credit Facility at March 31, 2008 was approximately 4.4%, before the effect of interest rate hedging. The Senior Credit Facility provides that the borrowing base will be re-determined semi-annually by the lenders, in good faith, based on, among other things, reports regarding our oil and gas reserves attributable to our oil and gas properties, together with a projection of related production and future net income, taxes, operating expenses and capital expenditures. On or before March 1 and September 1 of each year, we are required to furnish to the lenders a reserve report evaluating our oil and gas properties as of the immediately preceding January 1 and July 1. The reserve report as of January 1 of each year must be prepared by one or more independent petroleum engineers approved by the Administrative Agent. Any re-determined borrowing base will become effective on the subsequent April 1 and October 1. We may, or the Administrative Agent at the direction of a majority of the lenders may, each elect once per calendar year to cause the borrowing base to be re-determined between the scheduled re-determinations. In addition, we may request interim borrowing base re-determinations upon our proposed acquisition of proved developed producing oil and gas reserves with a purchase price for such reserves greater than 10% of the then borrowing base.

The Senior Credit Facility contains covenants that restricts our ability to, among other things, materially change our business, approve and distribute dividends, enter into transactions with affiliates, create or acquire additional subsidiaries, incur indebtedness, sell assets, make loans to others, make investments, enter into mergers, incur liens, and enter into agreements regarding swap and other derivative transactions. The Senior Credit Facility also requires we meet, on a quarterly basis, minimum financial requirements of consolidated current ratio, EBITDAX to interest expense and total debt to EBITDAX. Borrowings under the Senior Credit Facility have been used to finance our working capital needs, and for general corporate purposes in the ordinary course of business, including the exploration, acquisition and development of oil and gas properties. Obligations under the Senior Credit Facility are secured by mortgages on the oil and gas properties of our subsidiaries located in the states of Illinois and Indiana. We are required to maintain liens covering our oil and gas properties representing at least 80% of our total value of all oil and gas properties.

At March 31, 2008, we had a balance of approximately $38.2 million on the Senior Credit Facility and had approximately $36.8 million available for future borrowings under the facility.

In addition to our Senior Credit Facility, we may, from time to time in the normal course of business, finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and lines of credit consists of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	($ in thousands)	($ in thousands)
Senior Credit Facility[1]	38,186	27,186
Other Loans and Notes Payable	103	50

Total Debts	38,289	27,236
Less Current Portion of Long-Term Debt	(59)	(29)

Total Long-Term Debts	$38,230	$27,207

1The Senior Credit Facility requires that we make monthly payment of interest on the outstanding balance of loans made under the agreement. Loans made under the Senior Credit Facility mature on September 28, 2012, and in certain circumstances, we will be required to prepay the loans.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE INSTRUMENTS

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

The fair value of the net liability associated with our derivative instruments was approximately $43,361,000 and $29,716,000 at March 31, 2008 and December 31, 2007, respectively.

Our results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, we entered into oil and natural gas commodity derivative instruments. As of March 31, 2008 and December 31, 2007, our oil and natural gas derivative commodity instruments consisted of fixed rate swap contracts and collars. These instruments do not qualify as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as other income or expense.

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

We sell oil and natural gas in the normal course of business and utilize derivative commodity instruments to minimize the variability in forecasted cash flows due to price movements in oil and natural gas sales.

We incurred net payments of $3,281,000 during the three month period ended March 31, 2008 as compared to net receipts of $265,000 for the comparable period in 2007. These net payments and receipts are included in operating revenue on our consolidated and combined statement of operations. Unrealized losses associated with these commodity derivative instruments are included in other income (expense) and amounted to $12,999,000 and $3,437,000 for the three month periods ended March 31, 2008 and 2007, respectively.

Our open asset (liability) financial commodity derivative instrument positions at March 31, 2008 consisted of:

Period	Contract Type	Volume	Average Derivative Price
Oil
2008	Swaps	153,000 Bbls	$ 65.58
2008	Collars	323,000 Bbls	$ 65.47 – 83.96
2009	Swaps	192,000 Bbls	$ 64.00
2009	Collars	410,000 Bbls	$ 64.16 – 73.73
2010	Swaps	180,000 Bbls	$ 62.20
2010	Collars	408,000 Bbls	$ 62.94 – 86.85
2011	Collars	120,000 Bbls	$70.00 – 106.00

	Total	1,786,000 Bbls
Natural gas
2008	Collars	720,000 Mcf	$ 7.00 – 9.26
2009	Collars	840,000 Mcf	$ 7.14 – 9.29
2010	Collars	360,000 Mcf	$7.50 – 10.00

	Total	1,920,000 Mcf

As of March 31, 2008, we had entered into an interest rate swap derivative instrument in which we effectively hedged our interest rate risk associated with changes in LIBOR on $20,000,000 of notional value. We use the interest rate swap agreement to manage the risk associated with interest payments on amounts outstanding from variable rate borrowings under our Senior Credit Facility. Under our interest rate swap agreement, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return, a specified variable rate of interest times the same notional principal amount. The interest rate under the swap is 4.15% and the agreement expires in November 2010. The fair value of the swap at March 31, 2008, was a liability of $853,000, an increase of $646,000 since December 31, 2007, based on current LIBOR quotes. On March 31, 2008, the 30-day LIBOR rate was approximately 2.7%. The critical terms of this interest rate swap and our Senior Credit Facility closely coincide and there was no ineffectiveness at March 31, 2008. The swap is considered to be a highly effective hedge against future changes in interest rates. We have accounted for the hedge in accordance with SFAS No. 133 by recording the $646,000 unrealized loss for the three months ended March 31, 2008 on an after tax basis as a decrease to other comprehensive income of $386,000 and an increase in deferred tax assets of $260,000 on our consolidated balance sheet.

The combined fair value of derivatives included in our consolidated balance sheets as of March 31, 2008 and December 31, 2007 is summarized in the table below. Derivative activities are conducted with major financial and commodities trading institutions which we believe are acceptable credit risks. We do not obtain any form of collateral from the counterparties. At times, such risks may be concentrated with certain counterparties. We have master netting agreements with our counterparties and the credit worthiness of our counterparties is subject to periodic review.

	March 31, 2008	December 31, 2007
	($ in thousands)
Derivative assets:
Natural gas
- collars	$—	$20
- swaps	—	—
Crude oil
- collars	—	—
- swaps	—	—

Total derivative assets	$—	$20

Derivative liabilities:
Interest rate swaps	(853)	(207)
Natural gas
- collars	(2,284)	(349)
- swaps	—	—
Crude oil
- collars	(23,218)	(15,515)
- swaps	(17,006)	(13,665)

Total derivative liabilities	$(43,361)	$(29,735)

Adoption of SFAS No. 157

Effective January 1, 2008, we adopted SFAS No. 157, as discussed in Note 4, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to utilize the best available information. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and lowest priority to unobservable inputs (level 3 measurement). The three levels of fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2.

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At March 31, 2008, we have no significant Level 3 measurements.

The following table presents the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis, as set forth in SFAS No. 157 (in thousands):

		Fair Value Measurements at March 31, 2008 Using
	Total Carrying Value as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives - commodity swaps and collars	(42,508)	—	(42,508)	—
- interest rate swaps	(853)	—	(853)	—

8.	INCOME TAXES

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

Effective August 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 “ (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We also adopted FASB Staff Position No. FIN 48-1, “ Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) as of August 1, 2007. FSP FIN 48-1 provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. The adoption of FIN 48 and FSP 48-1 had no effect on our financial position or results of operations.

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

We will file a consolidated federal income tax return and separate or consolidated state income tax returns in the United States federal jurisdiction and in many state jurisdictions. We are subject to U.S. Federal income tax examinations and to various state tax examinations for periods after August 1, 2007. Our practice is to recognize interest related to income tax expense in interest expense and penalties in general and administrative expense. We do not have any accrued interest or penalties as of March 31, 2008.

Our deferred tax assets at March 31, 2008 include an estimated net operating loss carry forward of $7.5 million, which expires in 2028, for tax losses recognized since the effective date of the Reorganization Transactions. Income tax benefit for the three month period ended March 31, 2008 is comprised of the following:

Three Month Period Ended March 31, 2008
($ in thousands)
Current:
Federal	$1,034
State	207
Deferred:
Federal	3,061
State	568
Total Income Tax Benefit	$4,870

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense is as follows:

Three Month Period Ended March 31, 2008
($ in thousands)
Net loss before income taxes	$12,045
Statutory U.S. income tax rate	34%

Tax benefit recognized using statutory U.S. income tax rate	$4,095
State income tax benefit	775

Income tax benefit	$4,870
Effective income tax rate	40.4%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax liabilities/(assets) are comprised of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	($ in thousands)
Tax effects of temporary differences for:
Current:
Assets:
Unrealized loss on derivatives	$7,180	$4,350
Other	630	350

Total current deferred tax assets	7,810	4,700

Long-Term:
Assets:
Asset Retirement Obligation	2,630	2,580
Unrealized loss on derivatives	10,300	7,580
Net Operating Loss Carry forward	3,040	1,830
Other	790	1,110

Total long-term deferred tax assets	16,760	13,100
Liabilities:
Book basis of oil and gas properties in excess of tax basis	(45,040)	(43,400)

Net long-term deferred tax liability	(28,280)	$(30,300)

9.	CAPITAL STOCK

We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of March 31, 2008 and December 31, 2007, we had 30,794,702 shares of common stock outstanding.

10.	EMPLOYEE BENEFIT AND EQUITY PLANS

401(k) Plan

We sponsor a 401(k) Plan for eligible employees who have satisfied age and service requirements. Employees can make contributions to the plan up to allowable limits. Our contributions to the plan are discretionary. Our contributions to the plan were approximately $53,000 and $47,000 for the three-month periods ended March 31, 2008 and 2007, respectively.

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

During the three-month period ended March 31, 2008, the Compensation Committee awarded grants of 63,700 nonqualified stock options to five employees. The nonqualified stock options granted to our employees have an exercise price equal to $13.56, the closing price of our common stock on the NASDAQ Global Market on the date of the grant, and vest and become exercisable on the third anniversary of the grant date, provided that the option holder remains an employee of the company until that date. The options provide that all unvested options vest and become immediately exercisable upon a change in control of the company, as such term is defined in the Plan.

Stock options represent the right to purchase shares of stock in the future at the fair market value of the stock on the date of grant. All of the stock options granted under the Plan expire ten years from the date they are granted. In the event that any outstanding award expires, is forfeited, cancelled or otherwise terminated without the issuance of shares of our common stock or is otherwise settled in cash, shares of our common stock allocable to such award, including the unexercised portion of such award, shall again be available for the purposes of the Plan. If any award is exercised by tendering shares of our common stock to us, either as full or partial payment, in connection with the exercise of such award under the Plan or to satisfy our withholding obligation with respect to an award, only the number of shares of our common stock issued net of such shares tendered will be deemed delivered for purposes of determining the maximum number of shares of our common stock then available for delivery under the Plan

During the three-month period ended March 31, 2008, the Compensation Committee awarded 109,500 stock appreciation rights (“SARs”) to five employees. The SARs have an exercise price equal to $13.56, the closing price of our common stock on the NASDAQ Global Market on the date of the grant, and vest and become exercisable on the third anniversary of the grant date, provided that the holder remains an employee of the company until that date. The SARs provide that all unvested SARs vest and become immediately exercisable upon a change in control of the company, as such term is defined in the Plan.

Stock appreciation rights (“SARs”) represent the right to receive cash or shares of common stock in the future equivalent to the difference between the fair market value at the time of exercise and the strike price. The outstanding SARs issued as of March 31, 2008 may only be exercised for cash settlement.

All awards granted under the Plan have been issued at the prevailing market price at the time of the grant. All outstanding stock options have been awarded with a 10-year expiration at an exercise price equal to our closing price on the NASDAQ Global Market on the day of the award. Information with respect to these stock option activities is summarized below:

Exercise Prices	Shares/SARs Granted	Shares/SARs Forfeited or Cancelled	Outstanding			Exercisable
			Shares/SARs Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares/SARs	Weighted Average Exercise Price
$13.56	173,200	—	173,200	9.89	$13.56	0	0
$9.99	675,000	10,000	665,000	9.61	9.99	0	0
$9.50	150,000	25,000	125,000	9.61	$9.50	0	0
Total			963,200	9.66	$10.57	0	0

The value of each option grant on the date of grant is estimated by using the Black-Scholes option pricing model. During the three month period ended March 31, 2008, 173,200 stock options and SARs were granted for which the following average valuation and assumptions were used: average fair value of $6.91; average expected dividend per share of $0.00; average expected historical volatility factors of 45%; average risk-free interest rates of 4.1%, and an average expected life of 6.5 years. Our expected historical volatility factor has been determined upon assessing the common stock trading history of 11 publicly-traded oil and gas companies which we determined to be similar to us in ways such as, their operating strategy, capital structure, production mix and volume and asset size. The risk-free interest rate was determined by interpolating the average yield on a U.S. Treasury bond for a period approximately equal to the expected average life of the options. The average expected life has been determined using the “simplified method” as referenced in SEC Staff Accounting Bulletin 107 (“SAB 107”) and SEC Staff Accounting Bulletin 110 (“SAB 110”) in which the average expected life of the option or SAR is equal to the average of the term of the option and the vesting period. We elected to use the simplified method for determining the average expected life because we do not have a reliable history on which to base estimates for future forfeiture rates and the early exercise of our granted stock options and SARs.

We estimate to expense approximately $3.8 million of compensation expense related to our stock options and SARs over their remaining vesting period. Unless sooner terminated, our outstanding options and SARs as of March 31, 2008 will all be fully-vested by February 2011. There were no options or SARs exercised, proceeds received or associated income tax benefits realized during the three-month period ended March 31, 2008.

11.	COMMITMENTS AND CONTINGENCIES

Legal Reserves

At March 31, 2008, our Consolidated Balance Sheet included approximately $358,000 in reserve for the legal matters and proceedings referenced in Note 11, “Commitments and Contingencies—Litigation.” At December 31, 2007, our Consolidated Balance Sheet included $384,000 in reserve for various legal matters and proceedings. The accrual of reserves for legal matters is included in Accrued Expenses on the Consolidated Balance Sheet. The establishment of a reserve involves an estimation process that includes the advice of legal counsel and subjective judgment of management. While management believes these reserves to be adequate, it is reasonably possible that we could incur additional loss, the amount of which is not currently estimable, in excess of the amounts currently accrued with respect to those matters in which reserves have been established. Future changes in the facts and circumstances could result in actual liability exceeding the estimated ranges of loss and the amounts accrued. Based on currently available information, we believe that it is remote that future costs related to known contingent liability exposures for legal proceedings will exceed current accruals by an amount that would have a material adverse effect on our consolidated financial position or results of operations, although cash flow could be significantly impacted in the reporting periods in which such costs are incurred.

Drilling and Development

At March 31, 2008, we have two drilling commitments associated with certain leases in the Appalachian Basin. The first commitment requires we drill two natural gas wells by the end of 2008. We will be a 100% working interest owner of these wells. We estimate the total cost of the two wells to be approximately $1,700,000. The second drilling commitment requires us to drill two natural gas wells each year for the next five years, beginning in 2008. We estimate an average investment in each well to be $850,000 for a total five year drilling commitment of $8,500,000.

At March 31, 2008, we have an additional drilling commitment on certain leases in Knox County, Indiana in which we own a 40% working interest. We are required to drill one horizontal natural gas well on or before May 24, 2008. We expect the total gross cost of this drilling activity to be approximately $750,000 and our net commitment to be approximately $300,000 .

Environmental

Due to the nature of the natural gas and oil business, we are exposed to possible environmental risks. We have implemented various policies and procedures to avoid environmental contamination and risks from environmental contamination. We conduct periodic reviews to identify changes in the environmental risk profile. These reviews evaluate whether there is a probable liability, its amount, and the likelihood that the liability will be incurred. The amount of any potential liability is determined by considering, among other matters, incremental direct costs of any likely remediation and the proportionate cost of employees who are expected to devote a significant amount of time directly to any remediation effort.

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

Letters of Credit

At March 31, 2008, we have posted $1,008,000 in various letters of credit to secure our drilling and related operations.

Lease Commitments

At March 31, 2008, we have lease commitments for four different office locations. Rent expense has been recorded in general and administrative expense as $28,000 and $41,000 for the three month periods ended 2008 and 2007, respectively. Lease commitments by year for each of the next five years are presented in the table below ($ in thousands).

2008	$400
2009	514
2010	452
2011	454
2012	456
Thereafter	457

Total	$2,733

Litigation and Legal Proceedings

In the putative class action lawsuit that has been filed against PennTex Illinois and Rex Operating in the United States District Court for the Southern District of Illinois, the plaintiffs filed an amended motion for class certification with the court on January 22, 2008. PennTex Illinois and Rex Operating filed a joint motion opposing class certification on February 22, 2008 and the plaintiffs filed a reply brief on March 20, 2008. The current scheduling and discovery order issued by the court provides that the court may schedule a hearing on class certification if it deems that one is necessary; however, such a hearing has not been scheduled. The final pretrial conference for the putative class action lawsuit is scheduled for August 7, 2008. The case is scheduled for jury trial on August 18, 2008, in the United States District Court for the Southern District of Illinois located in Benton, Illinois. We intend to vigorously oppose the plaintiffs’ amended motion for certification of the case as a class action, and if certification of the case as a class action is approved by the court, we intend to vigorously defend against the claims that have been asserted against PennTex Illinois and Rex Operating in this lawsuit. Because this lawsuit is in its initial stages regarding the issue of class certification, however, and because it is usually difficult to predict the outcome of litigation, we are unable to express an opinion with respect to the likelihood or an unfavorable outcome or to estimate the amount or the range of potential loss should the outcome be unfavorable to us.

Other

In addition to the Asset Retirement Obligation discussed in Note 3, we have withheld from distributions to certain other working interest owners amounts to be applied towards their share of those retirement costs. Such amounts totaling $322,000 and are included in Other Liabilities at March 31, 2008 and December 31, 2007.

12.	SUBSEQUENT EVENTS

On May 5, 2008 we completed a public offering of 9.775 million shares of common stock at an offering price of $20.75 per share. These shares included 5.775 million shares to be offered by us (which includes 1.275 million shares sold pursuant to the exercise of an over-allotment option granted to the underwriters’ of the offering) and 4.0 million shares sold by certain selling stockholders. The net proceeds to us from the underwritten public offering, after underwriting discounts and offering expenses, were approximately $112.0 million. We intend to use the net proceeds from this offering to fund, in part, our capital expenditure program for 2008, including our enhanced oil recovery project in the Lawrence Field in Lawrence County, Illinois and our leasing and drilling activities in the Marcellus Shale, and for other corporate purposes. Additionally, we used a portion of the net proceeds to repay borrowings under our Senior Credit Facility and made investments in short-term, investment grade, interest-bearing securities. We will reborrow amounts from time to time under our Senior Credit Facility as capital expenditures exceed overnight investments and cash flow from operations in periods subsequent to the offering.

On April 14, 2008, we entered into a First Amendment to Credit Agreement with KeyBank National Association (“KeyBank”), as Administrative Agent, and the other lenders signatory thereto (the “First Amendment”). The First Amendment amends certain provisions of our senior credit facility entered into on September 28, 2007.

The First Amendment provides that the borrowing base under our senior credit facility is increased from $75 million to $90 million effective April 14, 2008. The increased borrowing base will remain in effect until the next borrowing base re-determination date. The First Amendment also amends the senior credit facility to provide that, upon an increase in the borrowing base, we will pay to the lenders a borrowing base increase fee equal to 25 basis points on the amount of any increase of the borrowing base over the highest borrowing base previously in effect, payable on the effective date of any such increase. In addition, the First Amendment amends the senior credit facility with respect to our ability to enter into commodity and swap agreements. The First Amendment provides that the Company and its subsidiaries may enter into commodity swap agreements with counterparties approved by the lenders, provided that the notional volumes for such agreements, when aggregated with other commodity swap agreements then in effect (other than basis differential swaps on volumes already hedged pursuant to other swap agreements), do not exceed, as of the date the swap agreement is executed, 85% of the reasonably anticipated projected production from our proved developed producing reserves for the 36 months following the date such agreement is entered into, and 75% thereafter, for each of crude oil and natural gas, calculated separately. Prior to the First Amendment, the volumes for commodity swap agreements under the Senior Credit Facility could not exceed, as of the date the swap agreement was executed, 75% of the reasonably anticipated projected production from our proved developed producing reserves, for each of crude oil and natural gas for each month during the period during which the swap agreement was in effect for each of crude oil and natural gas, calculated separately.

The First Amendment also amends the Senior Credit Facility to provide that the Company and its subsidiaries may enter into interest rate swap agreements with counterparties approved by the lenders that convert interest rates from floating to fixed provided that the notional amounts of those agreements, when aggregated with all other similar interest rate swap agreements then in effect, do not exceed the greater of $20 million and 75% of the then outstanding principal amount of our debt for borrowed money which bears interest at a floating rate. Prior to the First Amendment, our interest rate swap agreements under the Senior Credit Facility were limited to 75% of the then outstanding principal amount of our debt for borrowed money which bears interest at a floating rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of our financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K and the unaudited financial statements included elsewhere herein.

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

Results of Operations

	Three Months Ended March 31,
	2008	2007
Production:
Oil (Bbls)	201,362	201,420
Natural Gas (Mcf)	336,048	286,985
Total (BOE)(a)	257,370	249,251

Average Daily Production:
Oil (Bbls)	2,213	2,238
Natural Gas (Mcf)	3,693	3,189
Total (BOE)(a)	2,828	2,769

Average Sales Price (Before Effects of Hedging):
Oil (per Bbls)	$93.09	$53.98
Natural Gas (per Mcf)	$8.50	$6.63
Total (per BOE)(a)	$83.93	$51.25

Average NYMEX Prices(b)
Oil (per Bbls)	$97.90	$58.16
Natural Gas (per Mcf)	$8.83	$7.34

(a)	Natural gas is converted at the rate of six Mcf to one BOE and oil is converted at a rate of one Bbl to one BOE.
(b)	Based upon the average of bid week prompt month prices.

	Three Months Ended March 31,
	2008	2007
Appalachian
Revenues – Natural Gas	$2,111,608	$1,425,695
Volumes (Mcf)	243,554	200,205
Average Price	$8.67	$7.12

Illinois
Revenues – Oil	$17,503,904	$10,318,208
Volumes (Bbl)	188,356	191,403
Average Price	$92.93	$53.91

Southwest Region
Revenues – Oil	$1,240,091	$555,298
Volumes (Bbl)	13,006	10,017
Average Price	$95.35	$55.44

Revenues – Natural Gas	$744,581	$475,649
Volumes (Mcf)	92,494	86,780
Average Price	$8.05	$5.48

	Other Performance Measurements For Three Months Ended March 31,
	2008	2007
EBITDAX	$8,667	$5,186
LOE per BOE	$24.87	$23.88
G&A as a Percentage of Operating Revenue	18.8%	15.1%

General Overview

Operating revenue increased 40.3% for the first quarter of 2008 over the same period in 2007. This increase is primarily due to higher production with higher average sales prices per BOE, partially offset by increased realized losses on derivative activity. For the first quarter of 2008, production increased 3.3% to 257,370 BOE over the same period in 2007 primarily due to the continued success of our drilling programs. Realized losses on derivative activities increased by $3.5 million from a gain of approximately $265,000 in the first quarter of 2007.

Operating expenses increased $4.3 million, or 33.8%, as compared to the same period in 2007. Operating expenses are primarily comprised of production expenses, general and administrative expenses, exploration expenses and depreciation, depletion, amortization, and accretion expenses. The increase in operating expenses was due, in part, to increased depreciation, depletion, amortization, and accretion expenses resulting from a step-up in the book basis of assets caused by the Reorganization Transactions, an increased asset base, and increased production. The increase can also be partially attributable to an increase in G&A expenses which was primarily due to an increase in the number of employees and other administrative costs associated with being a publicly-traded company.

EBITDAX, is used as a financial measure by our management team and by other users of our financial statements, such as our commercial bank lenders, to analyze such things as:

•	Our operating performance and return on capital in comparison to those of other companies in our industry, without regard to financial structure;

•	The financial performance of our assets and valuation of the entity, without regard to financing methods, capital structure or historical costs basis;

•	Our ability to generate cash sufficient to pay interest costs, support our indebtedness and make cash distributions to our stockholders; and

•	The viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

EBITDAX increased approximately $3.5 million to $8.7 million for the three month period ended March 31, 2008 as compared to the same period in 2007. The increase is primarily a result of increased production and sales revenue, which was partially offset by increased general and administrative and production expenses.

LOE per BOE measures the average cost of extracting oil and natural gas from our basin reserves during the period, excluding production taxes. This measurement is also commonly referred to in the industry as our “lifting cost”. It presents the average cost of extracting one barrel of oil equivalent from our oil and natural gas reserves in the ground. LOE per BOE increased by $0.99 for the three months ended March 31, 2008 as compared to the same period in 2007. These expenses typically increase on a per barrel basis as we add new wells, particularly in our Illinois Basin, where lifting costs tend to be higher due to the secondary recovery method that is employed to extract oil from the reservoir.

G&A expenses as a percentage of operating revenue measures overhead costs associated with the management and operation of the company. G&A expenses as a percentage of revenue increased to approximately 18.8% for the three-month period ended March 31, 2008 as compared to 15.1% for the same period in 2007. The increase in G&A expenses as a percentage of revenue are primarily due to increased costs associated with being a publicly traded company including higher audit fees, director fees, public filing fees, consulting fees related to Sarbanes-Oxley compliance, and additional staffing needs. The employee headcount has also increased in the field offices in relation to the company’s growth and in association with the Lawrence Field ASP project in the Illinois Basin and the Marcellus Shale project in the Appalachian Basin.

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

Oil and gas revenue for the three months ended March 31, 2008 and 2007 (in thousands) is summarized in the following table:

	Three Months Ended March 31,
	2008	2007	Change	%
Oil and Gas Revenues:
Oil Sales Revenue	$18,433	$10,819	$7,614	70.4%
Oil Derivatives Realized	(3,273)	115	(3,388)	(2,946.1)%

Total Oil Revenue	$15,160	$10,934	$4,226	38.7%

Gas Sales Revenue	$2,856	$1,956	$900	46.0%
Gas Derivatives Realized	(8)	150	(158)	(105.3)%

Total Gas Revenue	$2,848	$2,106	$742	35.2%

Consolidated Sales	$21,289	$12,775	$8,514	66.6%
Consolidated Derivatives Realized	(3,281)	265	(3,546)	(1,338.1)%

Total Oil & Gas Revenue	$18,008	$13,040	$4,968	38.1%

Total BOE Production	257,370	249,251	8,119	3.3%
Average Realized Price per BOE	$69.97	$52.32	$17.75	33.9%

Average realized price received for oil and gas during the first quarter of 2008 was $69.97 per BOE, an increase of 33.7%, or $17.65 per BOE, from the same quarter in the prior year. The average price for oil, after the effect of derivative activities, during the first quarter of 2008 increased 38.7%, or $21.00 per barrel. The average price for natural gas, after the effect of derivative activities, increased 15.5%, or $1.14 per Mcf. Our derivative activities effectively decreased net realized price by $12.75 per BOE in the first quarter of 2008 and increased net realized prices by $1.06 per BOE in the first quarter of 2007.

Production volumes increased 3.3% from the first quarter of 2007 primarily due to the continued success of our drilling and development programs. Our production for the first quarter averaged approximately 2,828 BOE per day of which 73.2% was attributable to the Illinois Basin, 15.8% to the Appalachian Basin, and 11.0% to the Southwestern Region.

Other operating revenue for the three months ended March 31, 2008 increased approximately $14,000 to $114,000 from $100,000 for the same period in 2007. We generate other operating revenue from various activities such as revenue from the transportation of natural gas and disposal of salt water from non-related parties through a salt water disposal facility that we own and operate for our own oil and gas production activities in the Southwestern region.

Production and lease operating expenses increased approximately $562,000, or 9.2%, in the first quarter of 2008 from the same period in 2007. These expenses typically increase as we add new wells, particularly in our Illinois Basin, where lifting costs tend to be higher due to the secondary recovery method that is employed to extract oil from the reservoir. Also contributing to the increase in expense were higher production taxes, which can be directly attributable to our increased production and revenues.

General and administrative expenses for the first quarter of 2008 increased approximately $1.5 million, or 75.2%, to $3.5 million from the same period in 2007. The increase in G&A expenses is primarily due to increased costs associated with being a publicly traded company including higher audit fees, director fees, public filing fees, consulting fees related to Sarbanes-Oxley compliance, and additional staffing needs. The employee headcount has also increased in the field offices in relation to the company’s growth and in association with the Lawrence Field ASP project in the Illinois Basin and the Marcellus Shale project in the Appalachian Basin.

Depreciation, depletion, amortization, and accretion (“DD&A”) expenses for the three months ended March 31, 2008 increased approximately $1.4 million, or 34.6%, from $4.1 million for the same period in 2007. The increase in DD&A expenses was primarily due to a step-up in the book basis of assets caused by the Reorganization Transactions, an increased asset base, and increased production.

Interest expense, net of interest income, for the three months ended March 31, 2008 was approximately $429,000 as compared to $2.1 million for the same period in 2007. The decrease of $1.6 million is primarily due to the decrease in the average balance of our long-term debt, lines of credit, and other loans and notes payable which have been significantly reduced with the proceeds of our initial public offering, which closed July 30, 2007.

Gain on sale of oil and gas properties for the three months ended March 31, 2008 was approximately $1,000 as compared to $176,000 for the same period in 2007. We, from time to time, sell or otherwise dispose of certain fixed assets and wells that are no longer effectively utilized by us and a gain or loss may be recognized when such an asset is sold.

Unrealized loss on oil and gas derivatives includes a loss of approximately $13.0 million for the first quarter of 2008 as compared to a loss of $3.4 million for the same period in 2007. These changes are attributable to the volatility of oil and gas commodity prices in the marketplace along with changes in our portfolio of outstanding collars and swap derivatives. Unrealized losses from derivative activities generally reflect higher oil and gas prices in the marketplace than were in effect at the time we entered into a derivative contract while unrealized gains would suggest the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market.

Other income (expense) increased to income of approximately $5,000 in the first quarter of 2008 as compared to expense of approximately $43,000 for the same period in 2007. This increase is primarily due to the recognition of gains on the sale of scrap inventory and obsolete equipment.

Net loss before minority interests and provision for income taxes for the three months ended March 31, 2008 was approximately $12.0 million as compared to $5.0 million for the same period in 2007, a decrease of approximately $7.0 million. The decrease in income was a result of the factors described above. All of the minority interests were acquired as a part of the Reorganization Transactions on July 30, 2007.

Capital Resources and Liquidity

Our primary needs for cash are for exploration, development and acquisition of oil and gas properties and repayment of principal and interest on outstanding debt. During the first quarter of 2008, $18.4 million of capital was expended on drilling projects, facilities and related equipment and acquisitions to purchase additional interests in producing properties and unproved acreage. The capital program was funded by net cash flow from operations and proceeds from borrowings. The 2008 capital budget of $138.7 million is expected to be funded primarily by cash flow from operations, proceeds from borrowings, and with the proceeds of equity offerings. We currently believe we have sufficient liquidity and cash flow to meet our obligations for the next twelve months; however, a decrease in oil and gas prices or a reduction in production or reserves could adversely affect our ability to fund capital expenditures and meet our financial obligations. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may issue additional shares of stock, subordinated notes or other debt securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

Financial Condition and Cash Flows for the Three Months Ended March 31, 2008 and 2007

The following table summarizes our sources and uses of funds for the periods noted ($ in thousands):

	Three Months Ended March 31, ($ in thousands)
	2008	2007
Cash flows provided by operations	$9,246	$2,270
Cash flows used in investing activities	(18,777)	(5,816)
Cash flows provided by financing activities	11,015	4,537

Net increase in cash and cash equivalents	$1,485	$991

Net cash provided by operating activities increased by approximately $7.0 million in the first three months of 2008 over the same period in 2007. The increase in 2008 was affected by a combination of factors including increased sales volumes and increased commodity prices; partially offset by increased production and lease operating expenses, increased G&A expenses, and an increase in realized loss from derivatives. Average realized prices increased from $52.32 per BOE in the first three months of 2007 to $69.97 per BOE in the first three months of 2008. Our production volumes increased 3.3% to 257,370 BOE in the first quarter of 2008 from 249,251 BOE in the first quarter of 2007.

Net cash used in investing activities increased by approximately $13.0 million, or 223%, from the first three months of 2007 to $18.8 million in the first three months of 2008. This change was the result of an increase in capital spending on drilling and development activities as well as increased leasing efforts in areas that we believe to be prospective for the Marcellus Shale.

Net cash provided by financing activities increased by approximately $6.5 million, or 144%, from the first three months of 2007 to $11.0 million in the first three months of 2008. The change resulted primarily from increased net borrowings on our long-term debts, lines of credit and other notes payable, of $3.7 million; partially offset by a decrease in payments to related parties, reduced debt issuance costs, reduced deferred offering costs, decreased capital contributions, and reduced cash distributions of approximately $1.0 million, $516,000, $531,000, $300,000 and $1.1 million, respectively.

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

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended March 31, 2008, there were no material changes to the critical accounting policies previously reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2007. We discuss critical recently adopted and issued accounting standards in Item 1. Financial Statements—Note 4, ‘Recently Issued Accounting Pronouncements.”

Non-GAAP Financial Measures

EBITDAX

“EBITDAX” means, for any period, the sum of net income for such period plus the following expenses, charges or income to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, depletion, amortization, unrealized losses from financial derivatives, exploration expenses and other similar non-cash charges, minus all non-cash income, including but not limited to, income from unrealized financial derivatives, added to net income. EBITDAX, as defined above, is used as a financial measure by our management team and by other users of its financial statements, such as our commercial bank lenders, to analyze such things as:

•	Our operating performance and return on capital in comparison to those of other companies in its industry, without regard to financial or capital structure;

•	The financial performance of our assets and valuation of the entity, without regard to financing methods, capital structure or historical cost basis;

•	Our ability to generate cash sufficient to pay interest costs, support its indebtedness and make cash distributions to its stockholders; and

•	The viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

We have reported EBITDAX because it is a financial measure used by our existing commercial lenders, and because this measure is commonly reported and widely used by investors as an indicator of a company’s operating performance and ability to incur and service debt. You should carefully consider the specific items included in our computations of EBITDAX. While we have disclosed EBITDAX to permit a more complete comparative analysis of our operating performance and debt servicing ability relative to other companies, you are cautioned that EBITDAX as reported by us may not be comparable in all instances to EBITDAX as reported by other companies. EBITDAX amounts may not be fully available for management’s discretionary use, due to requirements to conserve funds for capital expenditures, debt service and other commitments.

We believe that EBITDAX assists our lenders and investors in comparing a company’s performance on a consistent basis without regard to certain expenses, which can vary significantly depending upon accounting methods. Because we may borrow money to finance our operations, interest expense is a necessary element of our costs and our ability to generate cash available for distribution. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Additionally, we are required to pay federal and state taxes, which are necessary elements of our costs. Therefore, any measures that exclude these elements have material limitations.

To compensate for these limitations, we believe it is important to consider both net income determined under GAAP and EBITDAX to evaluate our performance.

The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented:

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
Net (Loss)	$(7,175)	$(2,257)
Add Back Depletion, Depreciation & Amortization	5,301	3,949
Add Back Accretion Expense on Future Abandonment Obligations	182	124
Add Back Non-Cash Compensation Expense	368	—
Add Back Interest Expense	436	2,085
Add Back Exploration Expense	1,433	585
Less Interest Income	(7)	(9)
Add Back Unrealized Loss from Financial Derivatives	12,999	3,437
Add Back Minority Interest Share of Net (Loss)	—	(2,728)
Add Back Income Tax (Benefit)	(4,870)	—

EBITDAX	$8,667	$5,186

Volatility of Oil and Natural Gas Prices

Our revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas.

We account for our natural gas and oil exploration and production activities under the successful efforts method of accounting. See Note 2 – “Summary of Significant Accounting Policies.”

To mitigate some of our commodity price risk, we engage periodically in certain other limited derivative activities including price swaps and costless collars in order to establish some price floor protection.

For the three-month period ended March 31, 2008, the net realized loss on oil and natural gas derivatives was approximately $3.3 million as compared to a net realized gain of approximately $265,000 for the comparable period in 2007. The gains and losses are reported as net realized (loss) gain on derivatives in the Consolidated and Combined Statement of Operations.

For the three-month periods ended March 31, 2008 and 2007, the net unrealized loss on oil and natural gas derivatives was approximately $13.0 million and $3.4 million, respectively. The net unrealized gains and losses are reported as net unrealized gains (losses) on derivatives in the Consolidated and Combined Statement of Operations

While the use of derivative arrangements limits the downside risk of adverse price movements, it may also limit our ability to benefit from increases in the prices of natural gas and oil. We enter into the majority of our derivatives transactions with two counterparties and have a netting agreement in place with each of these counterparties. We do not obtain collateral to support the agreements but monitor the financial viability of counterparties and believe our credit risk is minimal on these transactions. Under these arrangements, payments are received or made based on the differential between a fixed and a variable commodity price. These agreements are settled in cash at expiration or exchanged for physical delivery contracts. In the event of nonperformance, we would be exposed again to price risk. We have additional risk of financial loss because the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the derivative transaction. Moreover, our derivatives arrangements generally do not apply to all of our production and thus provide only partial price protection against declines in commodity prices. We expect that the amount of our derivatives will vary from time to time

For a summary of our current oil and natural gas derivative positions at March 31, 2008 refer to Note 6 of the Consolidated and Combined Financial Statements, “Fair Value of Financial Instruments and Derivative Instruments”.

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

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information contained in Part I, Item 1, Note 10, “Commitments and Contingencies—Litigation and Legal Proceedings” in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

During the quarter ended March 31, 2008, there were no material changes to the risk factors previously reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.	Exhibits.

Exhibit Number	Exhibit Title
10.1	Rex Energy Corporation Director Compensation Plan Effective As of January 1, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 11, 2007).

10.2+	Amended and Restated Separation Agreement dated February 29, 2008 between Rex Energy Operating Corp. and Thomas F. Shields (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 3, 2008).

10.3	Form of Nonqualified Stock Option Award Agreement for employee common stock option awards under Rex Energy 2007 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.4	Form of Nonqualified Stock Option Award Agreement for non-employee director common stock option awards under Rex Energy 2007 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.5	Form of Stock Appreciation Right Award Agreement under Rex Energy 2007 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.6	First Amendment to Credit Agreement, effective as of April 14, 2008, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 18, 2008).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.
+	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REX ENERGY CORPORATION
(Registrant)

Date: May 9, 2008	By:	/s/ Benjamin W. Hulburt
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Thomas C. Stabley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.1	Rex Energy Corporation Director Compensation Plan Effective As of January 1, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 11, 2007).

10.2+	Amended and Restated Separation Agreement dated February 29, 2008 between Rex Energy Operating Corp. and Thomas F. Shields (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 3, 2008).

10.3	Form of Nonqualified Stock Option Award Agreement for employee common stock option awards under Rex Energy 2007 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.4	Form of Nonqualified Stock Option Award Agreement for non-employee director common stock option awards under Rex Energy 2007 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.5	Form of Stock Appreciation Right Award Agreement under Rex Energy 2007 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.6	First Amendment to Credit Agreement, effective as of April 14, 2008, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 18, 2008).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.
+	Indicates management compensatory plan, contract or arrangement.