Form 10-Q
period 2008-09-30
REX ENERGY CORP
filed 2008-11-07
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Check One:

Large Accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

36,569,712 common shares were outstanding on November 7, 2008.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD SEPTEMBER 30, 2008

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

Item 1.	Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	September 30, 2008 (unaudited)	December 31, 2007 (audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$25,666	$1,085
Accounts Receivable	9,795	8,805
Short-Term Derivative Instruments	43	20
Deferred Taxes	7,300	4,700
Inventory, Prepaid Expenses and Other	1,683	1,388

Total Current Assets	44,487	15,998
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	200,800	171,095
Unevaluated Oil and Gas Properties	62,819	31,834
Other Property and Equipment	18,595	4,397
Wells and Facilities in Progress	20,380	10,457
Pipelines	1,824	2,193

Total Property and Equipment	304,418	219,976
Less: Accumulated Depreciation, Depletion and Amortization	(41,432)	(28,805)

Net Property and Equipment	262,986	191,171
Assets Held for Sale	27,464	26,361
Intangible Assets and Other Assets – Net	1,779	2,034
Long-Term Derivative Instruments	2,119	—
Goodwill	32,700	32,700

Total Assets	$371,535	$268,264

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$10,150	$7,152
Accrued Expenses	5,691	2,662
Short-Term Derivative Instruments	19,408	10,893
Current Portion of Long-Term Debt	—	29

Total Current Liabilities	35,249	20,736
Senior Secured Line of Credit and Long-Term Debt	—	27,207
Long-Term Derivative Instruments	24,375	18,843
Deferred Taxes	27,220	30,300
Other Deposits and Liabilities	7,275	345
Liabilities Related to Assets Held for Sale	1,148	1,099
Future Abandonment Cost	5,648	5,297

Total Liabilities	$100,915	$103,827
Commitments and Contingencies (See Notes)
Owners’ Equity
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 36,569,712 shares issued and outstanding on September 30, 2008 and 30,794,712 shares issued and outstanding on December 31, 2007.	37	31
Additional Paid-In Capital	289,602	175,170
Retained Deficit	(19,019)	(10,640)
Other Comprehensive Loss	—	(124)

Total Owners’ Equity	270,620	164,437

Total Liabilities and Owners’ Equity	$371,535	$268,264

See accompanying notes

REX ENERGY CORPORATION

CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

(Unaudited, $ and Shares in Thousands Except per Share Data)

	Rex Energy Corporation Consolidated	Rex Energy Corporation Consolidated and Combined Predecessor Companies	Rex Energy Corporation Consolidated	Rex Energy Corporation Consolidated and Combined Predecessor Companies
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
OPERATING REVENUE
Oil and Natural Gas Sales	$25,275	$14,831	$70,765	$39,412
Other Revenue	29	26	93	77
Realized Loss on Derivatives	(6,640)	(1,593)	(17,704)	(1,975)

TOTAL OPERATING REVENUE	18,664	13,264	53,154	37,514

OPERATING EXPENSES
Production and Lease Operating Expenses	7,637	5,315	20,416	16,920
General and Administrative Expense	3,759	1,556	10,882	4,847
Accretion Expense on Asset Retirement Obligation	285	125	561	343
Exploration Expense of Oil and Gas Properties	1,113	—	2,395	—
Depreciation, Depletion, and Amortization	4,425	5,160	13,800	11,909

TOTAL OPERATING EXPENSES	17,219	12,156	48,054	34,019

INCOME FROM OPERATIONS	1,445	1,108	5,100	3,495

OTHER INCOME (EXPENSE)
Interest Income	137	2	320	3
Interest Expense	(291)	(935)	(1,026)	(5,285)
Gain (Loss) on Disposal of Assets	(6,274)	3	(6,426)	22
Unrealized Gain (Loss) on Derivatives	66,744	(2,361)	(12,112)	(9,095)
Other Income (Expense)	(79)	88	(61)	(21)

TOTAL OTHER INCOME (EXPENSE)	60,237	(3,203)	(19,305)	(14,376)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND INCOME TAXES	61,682	(2,095)	(14,205)	(10,881)

MINORITY INTEREST SHARE OF LOSS	—	878	—	6,152

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	61,682	(1,217)	(14,205)	(4,729)
Income Tax Benefit (Expense)	(24,899)	143	5,789	143

INCOME (LOSS) FROM CONTINUING OPERATIONS	36,783	(1,074)	(8,416)	(4,586)

Income (Loss) From Discontinued Operations, Net of Income Taxes	(28)	264	37	(1,054)

NET INCOME (LOSS)	$36,755	$(810)	$(8,379)	$(5,640)

Earnings per common share:
Basic – income (loss) from continuing operations	$1.01	$(0.03)	$(0.25)	$(0.15)
Basic – income (loss) from discontinued operations	0.00	0.01	0.00	(0.03)

Basic – net income (loss)	$1.01	$(0.02)	$(0.25)	$(0.18)

Basic – Weighted average shares of common stock outstanding	36,570	30,795	33,914	30,795

Diluted – income (loss) from continuing operations	$1.00	$(0.03)	$(0.25)	$(0.15)
Diluted – income (loss) from discontinued operations	0.00	0.01	0.00	(0.03)

Diluted – net income (loss)	$1.00	$(0.02)	$(0.25)	$(0.18)

Diluted – Weighted average shares of common stock outstanding	36,784	30,795	33,914	30,795

See accompanying notes

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008

(Unaudited, $ in thousands)

	Common Stock		Additional Paid In Capital	Retained (Deficit) Earnings	Other Comprehensive Income (Loss)	Total Owners’ Equity
	Shares	Par Value
BALANCE December 31, 2007	30,794,712	$31	$175,170	$(10,640)	$(124)	$164,437
Issuance of common stock, net of issuance costs of $544,000	5,775,000	6	112,986	—	—	112,992
Reclassification of unrealized loss on interest rate swap to Income Statement	—	—	—	—	124	124
Non-cash compensation expense	—	—	1,446	—	—	1,446
NET LOSS FROM CONTINUING OPERATIONS	—	—	—	(8,416)	—	(8,416)
NET INCOME FROM DISCONTINUED OPERATIONS	—	—	—	37	—	37

BALANCE September 30, 2008	36,569,712	$37	$289,602	$(19,019)	$—	$270,620

See accompanying notes

REX ENERGY CORPORATION

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

(Unaudited, $ in thousands)

	For the Nine months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(8,379)	$(5,640)
Adjustments to Reconcile Net (Loss) to Net Cash
Provided by Operating Activities
Minority Interest Share of (Loss)	—	(6,152)
Non-cash Expense	1,692	—
Depreciation, Depletion and Amortization	15,319	13,454
Unrealized Loss on Derivatives	12,112	9,095
Deferred Income Tax (Benefit)	(5,763)	—
Exploration Expense (Excluding G&G Expenses)	2,176	1,704
Accretion Expense on Asset Retirement Obligation	642	408
(Gain) Loss on Sale of Oil and Gas Properties	6,467	(192)
Cash Flows from Operating Activities Due to
(Increase) in Accounts Receivable	(957)	(463)
(Increase) in Inventory, Prepaid Expenses and Other Assets	(295)	(160)
Increase (Decrease) in Accounts Payable and Accrued Expenses	4,264	(1,384)
Net Changes in Other Assets and Liabilities	(502)	879

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,776	11,549
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	8,826	239
Acquisitions of Evaluated and Unevaluated Oil & Gas Properties	(41,241)	(5,738)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(56,113)	(20,167)

NET CASH USED IN INVESTING ACTIVITIES	(88,528)	(25,666)
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) of Long-Term Debts and Lines of Credit	(41,296)	(103,415)
Proceeds from Long-Term Debts and Lines of Credit	14,000	36,584
(Repayments) of Loans and Other Notes Payable	—	(901)
Proceeds of Loans and Other Notes Payable	—	84
Proceeds from Lease Incentives	636	—
Net (Repayments) to Related Parties	—	(1,000)
(Repayment) of Participation Liability	—	(2,141)
Debt Issuance Costs	—	(1,180)
Proceeds from the Issuance of Common Stock	113,537	96,800
Offering Costs	(544)	(8,910)
Capital Contributions by the Partners of the Predecessor Companies	—	300
Cash Distributions to the Partners of the Predecessor Companies	—	(2,112)

NET CASH PROVIDED BY FINANCING ACTIVITIES	86,333	14,109

NET INCREASE (DECREASE) IN CASH	24,581	(8)
CASH – BEGINNING	1,085	600

CASH – ENDING	$25,666	$592
SUPPLEMENTAL DISCLOSURES
Cash Paid for Income Taxes	—	—

Interest Paid	1,019	5,659

NON-CASH ACTIVITIES
Redemption-Baseline Property Distribution	—	7,970
Conversion of Loan Payable to Capital	—	820
Acquisitions of Oil & Gas Properties	7,970	—
Step-Up of Asset Basis Resulting from the Acquisition of Minority Interests	—	71,876
Recordation of Goodwill	—	31,800

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

On May 5, 2008, we completed a public offering of 9,775,000 shares of common stock at an offering price of $20.75 per share. These shares included 5.775 million shares offered by us (which includes 1,275,000 shares sold pursuant to the exercise of an over-allotment option granted to the underwriters’ of the offering) and 4.0 million shares sold by certain selling stockholders. The net proceeds to us from the underwritten public offering, after underwriting discounts and offering expenses of approximately $6.7 million, were approximately $113.0 million.

2. ACQUISITIONS AND DISPOSITIONS

Acquisitions are accounted for as purchases, and accordingly, the results of operations are included in our consolidated statements of operations from the closing date of acquisition. Purchase prices are allocated to acquired assets and assumed liabilities based on their estimated fair value at the time of the acquisition. Acquisitions are funded with internal cash flow, bank borrowings and the issuance of debt and equity securities. During the three-month period ended September 30, 2008, we made no material acquisitions.

During the third quarter of 2008, we sold approximately 79,000 net undeveloped acres in Indiana and certain related non-producing wells, which was a part of our New Albany Shale exploration projects, for approximately $8.4 million in proceeds. A related loss of approximately $6.3 million was recorded as a part of continuing operations on our consolidated statement of operations.

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

	September 30, 2008	September 30, 2007
	($ in Thousands)	($ in Thousands)
Beginning Balance	$6,396	$5,269
Asset Retirement Obligation Incurred	186	492
Asset Retirement Obligation Settled	(313)	(10)
Asset Retirement Obligation Cancelled or Sold Well Properties	(116)	—
Asset Retirement Obligation Accretion Expense	642	408

Total Asset Retirement Obligation	$6,795	$6,159

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 sets forth identification of sources for accounting principles and the structure for decision making when selecting the principles to be employed during the preparation of financial statements, for entities in non-governmental industries, that are presented in alignment with United States generally accepted accounting principles (GAAP). SFAS 162 will be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. We adopted SFAS No. 162 effective July 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows.

5. CONCENTRATIONS OF CREDIT RISK

At times during the three-month period ended September 30, 2008, our cash balance may have exceeded the Federal Deposit Insurance Corporation’s limit of $100,000. There were no losses incurred due to such concentrations.

By using derivative instruments to hedge exposure to changes in commodity prices, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of the derivative is positive, the counterparty owes us, which creates repayment risk.

6. LONG-TERM DEBT

On September 28, 2007, we entered into a senior credit facility with KeyBank National Association (“KeyBank”), as Administrative Agent, BNP Paribas, as Syndication Agent, Sovereign Bank, as Documentation Agent, and lenders from time to time parties thereto (the “Senior Credit Facility”). Our borrowing base was $90 million at September 30, 2008; however, the Senior Credit Facility provides that the revolving credit facility may be increased up to $200 million upon re-determinations of the borrowing base, consent of the lenders and other conditions prescribed in the agreement. Within that borrowing base, outstanding letters of credit are permitted up to $10 million. Loans made under the Senior Credit Facility mature on September 28, 2012, and in certain circumstances, we will be required to prepay the loans. At our election, borrowings under the Senior Credit Facility bear interest at a rate per annum equal to (a) the London Interbank Offered Rate for one, two, three, six or nine months (“Adjusted Libor Rate”) plus an applicable margin ranging from 100 to 175 basis points plus a commitment fee ranging from 25 to 37.5 basis points or (b) the higher of KeyBank’s announced prime rate (“Prime Rate”) and the federal funds effective rate from time to time plus 0.5%, in each case, plus an applicable margin ranging from 0 to 25 basis points plus a commitment fee ranging from 25 to 37.5 basis points. Interest is payable on the last day of each relevant interest period in the case of loans bearing interest at the Adjusted Libor Rate and quarterly in the case of loans bearing interest at the Prime Rate. The Senior Credit Facility provides that the borrowing base will be re-determined semi-annually by the lenders, in good faith, based on, among other things, reports regarding our oil and gas reserves attributable to our oil and gas properties, together with a projection of related production and future net income, taxes, operating expenses and capital expenditures. On or before March 1 and September 1 of each year, we are required to provide the lenders a reserve report evaluating our oil and gas properties as of the immediately preceding January 1 and July 1. A reserve report as of January 1 of each year must be prepared by one or more independent petroleum engineers approved by the Administrative Agent. Any re-determined borrowing base will become effective on the subsequent April 1 and October 1. We may, or the Administrative Agent at the direction of a majority of the lenders may, once per calendar year, each elect to cause the borrowing base to be re-determined between the scheduled re-determinations. In addition, we may request interim borrowing base re-determinations upon our proposed acquisition of proved developed producing oil and gas reserves with a purchase price for such reserves greater than 10% of the then borrowing base.

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

At September 30, 2008, we did not have any borrowing under the Senior Credit Facility and had $90 million available for future borrowings under the facility.

In addition to our Senior Credit Facility, we may, from time to time in the normal course of business, finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and lines of credit consists of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	($ in thousands)	($ in thousands)
Senior Credit Facility[1]	$—	$27,186
Other Loans and Notes Payable	—	50

Total Debts	—	27,236
Less Current Portion of Long-Term Debt	—	(29)

Total Long-Term Debts	$—	$27,207

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

The fair value of the net liability associated with our derivative instruments was approximately $41,621,000 and $29,716,000 at September 30, 2008 and December 31, 2007, respectively.

Our results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, we entered into oil and natural gas commodity derivative instruments. As of September 30, 2008 and December 31, 2007, our oil and natural gas derivative commodity instruments consisted of fixed rate swap contracts and collars. These instruments do not qualify as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as other income or expense.

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

We incurred net payments of $6,640,000 and $17,704,000 during the three and nine-month periods ended September 30, 2008, respectively, as compared to net payments of $1,593,000 and $1,975,000 for the comparable periods in 2007. These net payments and receipts are included in operating revenue on our consolidated and combined statement of operations. Unrealized gains and losses associated with these commodity derivative instruments are included in other income (expense) and amounted to a gain of $66,792,000 and a loss of $11,756,000 for the three and nine-month periods ended September 30, 2008, respectively, as compared to losses of $2,361,000 and $9,095,000 for the comparable periods in 2007.

Our open financial commodity derivative instrument positions at September 30, 2008 consisted of:

Period	Contract Type	Volume	Average Derivative Price
Oil
2008	Swaps	51,000 Bbls	$65.58
2008	Collars	105,000 Bbls	$65.46 – 84.00
2009	Swaps	192,000 Bbls	$64.00
2009	Collars	410,000 Bbls	$64.16 – 73.73
2010	Swaps	180,000 Bbls	$62.20
2010	Collars	408,000 Bbls	$62.94 – 86.85
2011	Collars	444,000 Bbls	$81.08 – 157.41

	Total	1,790,000 Bbls

Natural gas
2008	Collars	240,000 Mcf	$7.00 – 9.26
2009	Collars	840,000 Mcf	$7.14 – 9.29
2010	Collars	840,000 Mcf	$7.79 – 11.11
2011	Collars	720,000 Mcf	$8.00 – 14.75

	Total	2,640,000 Mcf

As of September 30, 2008, we had entered into an interest rate swap derivative instrument which hedged our interest rate risk associated with changes in LIBOR on $20,000,000 of notional value. We use the interest rate swap agreement to manage the risk associated with interest payments on amounts outstanding from variable rate borrowings under our Senior Credit Facility. Under our interest rate swap agreement, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return, a specified variable rate of interest times the same notional principal amount. The interest rate under the swap is 4.15% and the agreement expires in November 2010. The fair value of the swap at September 30, 2008, was a liability of $356,000, an increase of $149,000 since December 31, 2007, based on current LIBOR quotes. On June 30, 2008, the interest rate swap was considered to be ineffective. We have accounted for the hedge by recording the $356,000 unrealized loss for the nine months ended September 30, 2008 as a decrease to Unrealized Gain (Loss) on Derivatives on our Consolidated and Combined Statement of Operations.

The combined fair value of derivatives included in our consolidated balance sheets as of September 30, 2008 and December 31, 2007 is summarized in the table below. Derivative activities are conducted with major financial and commodities trading institutions which we believe are acceptable credit risks. We do not obtain any form of collateral from the counterparties. At times, such risks may be concentrated with certain counterparties. We have master netting agreements with our counterparties and the credit worthiness of our counterparties is subject to periodic review.

	September 30, 2008	December 31, 2007
	($ in thousands)
Derivative assets:
Natural gas
– collars	$686	$20
– swaps	—	—
Crude oil
– collars	1,476	—
– swaps	—	—

Total derivative assets	$2,162	$20
Derivative liabilities:
Interest rate swaps	(356)	(207)
Natural gas
– collars	(200)	(349)
– swaps	—	—
Crude oil
– collars	(26,446)	(15,515)
– swaps	(16,781)	(13,665)

Total derivative liabilities	$(43,783)	$(29,736)

Adoption of SFAS No. 157

Effective January 1, 2008, we adopted SFAS No. 157, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to utilize the best available information. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy defined by SFAS No. 157 are as follows:

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At September 30, 2008, we have no significant Level 3 measurements.

The following table presents the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis, as set forth in SFAS No. 157 ($ in thousands):

	Total Carrying Value as of September 30, 2008	Fair Value Measurements at September 30, 2008 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives – commodity swaps and collars	$(41,264)	$—	$(41,264)	$—
– interest rate swaps	$(356)	$—	$(356)	$—

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

We filed a consolidated U.S. federal income tax return and separate or consolidated state income tax in many state jurisdictions. We are subject to U.S. federal income tax examinations and to various state tax examinations for periods after August 1, 2007. Our practice is to recognize interest related to income tax expense in interest expense and penalties in general and administrative expense. We do not have any accrued interest or penalties as of September 30, 2008.

Our deferred tax assets at September 30, 2008 include an estimated net operating loss carry forward of $12.1 million, with the expiration period beginning in 2028 and full expiration occurring in 2029, for tax losses recognized since the effective date of the Reorganization Transactions. Income tax benefit for the nine month period ended September 30, 2008 is comprised of the following:

Nine-Month Period Ended September 30, 2008
($ in thousands)
Current:
Federal	$—
State	—
Deferred:
Federal	5,054
State	710

Total Income Tax Benefit	$5,764

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense is as follows:

Nine-Month Period Ended September 30, 2008
($ in Thousands)
Net loss before income taxes	$14,143
Statutory income tax rate	35%

Tax benefit recognized using statutory U.S. income tax rate	4,950
Change in estimated future state rate	666
Permanent and other changes	(562)

Tax benefit recognized using statutory U.S. income tax rate	5,054

State income tax benefit	710

Income tax benefit	$5,764
Effective income tax rate	40.8%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax liabilities/(assets) are comprised of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	($ in thousands)
Tax effects of temporary differences for:
Current:
Assets:
Unrealized loss on derivatives	$6,820	$4,350
Other	480	350

Total current deferred tax assets	7,300	4,700

Long-Term:
Assets:
Asset Retirement Obligation	2,670	2,580
Unrealized loss on derivatives	10,360	7,580
Net Operating Loss Carry forward	4,730	1,830
Other	(6,710)	1,110

Total long-term deferred tax assets	11,050	13,100
Liabilities:
Book basis of oil and gas properties in excess of tax basis	(38,270)	(43,400)

Net long-term deferred tax liability	$(27,220)	$(30,300)

9. CAPITAL STOCK

We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of September 30, 2008 and December 31, 2007, we had 36,569,712 and 30,794,712 shares of common stock outstanding, respectively.

On May 5, 2008, we completed a public offering of 9.775 million shares of common stock at an offering price of $20.75 per share. These shares included 5.775 million shares offered by us (which includes 1.275 million shares sold pursuant to the exercise of an over-allotment option granted to the underwriters’ of the offering) and 4.0 million shares sold by certain selling stockholders. The net proceeds to us from the underwritten public offering, after underwriting discounts and offering expenses of approximately $6.7 million, were approximately $113.0 million. We used a portion of the net proceeds from this offering to fund, in part, our capital expenditure program for 2008, including our enhanced oil recovery project in the Lawrence Field in Lawrence County, Illinois (which we refer to as our ASP project) and our leasing and drilling activities in the Marcellus Shale, and for other corporate purposes. Additionally, we used a portion of the net proceeds to repay borrowings under our Senior Credit Facility and made investments in short-term, investment grade, interest-bearing securities. We will continue to use the remaining net proceeds to fund, in part, our remaining capital expenditure program for 2008, which includes our ASP project and our leasing and drilling activities in the Marcellus Shale. We will re-borrow amounts from time to time under our Senior Credit Facility as capital expenditures exceed overnight investments and cash flow from operations in periods subsequent to the offering.

10. EMPLOYEE BENEFIT AND EQUITY PLANS

401(k) Plan

We sponsor a 401(k) Plan for eligible employees who have satisfied age and service requirements. Employees can make contributions to the plan up to allowable limits. Our contributions to the plan are discretionary. Our contributions to the plan were approximately $69,000 and $46,000 for the three-month periods ended September 30, 2008 and 2007 and $198,000 and $149,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.

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

All awards granted under the Plan have been issued at the prevailing market price at the time of the grant. All outstanding stock options have been awarded with a five or ten year expiration at an exercise price equal to our closing price on the NASDAQ Global Market on the day of the award. A forfeiture rate based on a blended average of individual participant terminations and number of awards cancelled is used to estimate forfeitures prospectively. The blended forfeiture rate in effect at September 30, 2008 is 9.4%.

Stock Options

During the nine-month period ended September 30, 2008, the Compensation Committee awarded grants of 499,200 nonqualified stock options to twenty-one employees and four non-employee directors. The nonqualified stock options granted to our employees have an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the date of the grant, and vest and become exercisable on the third anniversary of the grant date, provided that the option holder remains our employee until that date. The nonqualified stock options granted to our non-employee directors have an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the date of the grant, and vest and become exercisable in one-third increments on the first, second and third year anniversaries of the date of grant. All options also provide that all unvested options vest and become immediately exercisable upon a change in control of the Company, as such term is defined in the Plan.

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

During the nine-month period ended September 30, 2008, the Compensation Committee awarded 109,500 stock appreciation rights (“SARs”) to five employees. SARs represent the right to receive cash or shares of common stock in the future equivalent to the difference between the fair market value at the time of exercise and the strike price. The SARs have an exercise price equal to $13.56, the closing price of our common stock on the NASDAQ Global Market on the date of the grant, and vest and become exercisable on the third anniversary of the grant date, provided that the holder remains our employee until that date. The SARs also provide that all unvested SARs vest and become immediately exercisable upon a change in control of the Company, as such term is defined in the Plan. The outstanding SARs issued as of September 30, 2008 may only be exercised for cash settlement.

Information with respect to these stock option activities is summarized below:

Stock Options

	Number of Options Granted	Options Forfeited or Cancelled	Outstanding			Exercisable
Exercise Prices			Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options	Weighted Average Exercise Price
$16.24	17,000		17,000	4.93	$16.24
$21.10	30,000		30,000	4.90	$21.10
$19.92	38,000		38,000	4.87	$19.92
$21.68	15,000		15,000	4.81	$21.68
$23.28	10,000		10,000	4.78	$23.28
$27.05	100,000	—	100,000	4.69	$27.05	—	—
$23.88	75,000	—	75,000	4.64	$23.88	—	—
$23.83	5,500	—	5,500	4.63	$23.83	—	—
$23.00	75,000	—	75,000	9.59	$23.00	—	—
$22.34	70,000	—	70,000	9.54	$22.34	—	—
$13.56	63,700	—	63,700	9.39	$13.56	—	—
$9.99	675,000	140,000	535,000	9.10	$9.99	—	—
$9.50	150,000	25,000	125,000	9.10	$9.50	—	—

Total	1,324,200	165,000	1,159,200	8.08	$15.13	—	—

SARs

	Number of SARs Granted	SARs Forfeited or Cancelled	Outstanding			Exercisable
Exercise Prices			SARs Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	SARs	Weighted Average Exercise Price
$13.56	109,500	36,000	73,500	9.38	$13.56	—	—
Total	109,500	36,000	73,500	9.38	$13.56	—	—

The value of each stock option grant on the date of grant is estimated by using the Black-Scholes option pricing model. SARs are re-valued each month using Black-Scholes option pricing model. During the nine-month period ended September 30, 2008, 499,200 stock options and 109,500 SARs were granted for which the following average valuation and assumptions were used: average fair value of stock options $8.38; average expected dividend per share of $0.00; average expected historical volatility factor of 45%; average risk-free interest rate of 3.04%, and an average expected lives of 4 to 6.5 years. Our expected historical volatility factor was determined by assessing the common stock trading history of 8 publicly-traded oil and gas companies that we determined to be similar to us in ways such as their operating strategy, capital structure, production mix and volume and asset size. The risk-free interest rate was determined by interpolating the average yield on a U.S. Treasury bond for a period approximately equal to the expected average life of the options. The average expected life has been determined using the “simplified method” as referenced in SEC Staff Accounting Bulletin 107 (“SAB 107”) and SEC Staff Accounting Bulletin 110 (“SAB 110”) in which the average expected life of the option or SAR is equal to the average of the term of the option and the vesting period. We elected to use the simplified method for determining the average expected life because we do not have a history on which to base estimates for the term to exercise of our granted stock options and SARs.

Restricted Stock Awards

During the nine-month period ended September 30, 2008, the Compensation Committee issued 20,000 shares of restricted common stock to one employee, with all restrictions on transfer associated with such shares scheduled to terminate in May 2013. The restricted common stock is valued at the closing price of our common stock on the NASDAQ Global Market on the date of the grant. Restrictions on the transfer associated with vesting schedules are determined by the Compensation Committee on an individual award basis. The restrictions on the stock lapse immediately upon a change in control of the Company, as such term is defined in the Plan. Compensation expense associated with the restricted stock award is recognized on a straight-line basis over the vesting period. As of September 30, 2008, total unrecognized compensation cost related to the restricted common stock grant was $423,000.

We estimate to report compensation expense of approximately $7.3 million related to our stock options, SARs, and RSAs over their remaining vesting periods. Unless sooner terminated, our outstanding options and SARs as of September 30, 2008 will all be fully-vested by September 2011. There were no options or SARs exercised, proceeds received or associated income tax benefits realized during the nine-month period ended September 30, 2008.

11. COMMITMENTS AND CONTINGENCIES

Legal Reserves

At September 30, 2008, our Consolidated Balance Sheet included approximately $327,000 in reserve for the legal costs and expenses associated with the putative class action lawsuit filed against PennTex Illinois and Rex Operating in the United States District Court for the Southern District of Illinois. At December 31, 2007, our Consolidated Balance Sheet included $384,000 in reserve for various legal matters and proceedings. The accrual of reserves for legal matters is included in Accrued Expenses on the Consolidated Balance Sheet. The establishment of a reserve involves an estimation process that includes the advice of legal counsel and subjective judgment of management. While management believes these reserves to be adequate, it is reasonably possible that we could incur an additional loss, the amount of which is not currently estimable, in excess of the amounts currently accrued with respect to those matters in which reserves have been established. Future changes in the facts and circumstances could result in actual liability exceeding the estimated ranges of loss and the amounts accrued. Based on currently available information, we believe that it is remote that future costs related to known contingent liability exposures for legal proceedings will exceed current accruals by an amount that would have a material adverse effect on our consolidated financial position or results of operations, although cash flow could be significantly impacted in the reporting periods in which such costs are incurred.

Drilling and Development

At September 30, 2008, we had three drilling commitments in our Appalachian Basin. The first commitment requires us to drill two natural gas wells each year for the next five years, beginning in 2008. We estimate an average investment in each well to be $1.9 million for a total five year drilling commitment of $19.0 million. Our second drilling commitment requires us to drill one natural gas well by December 11, 2009 at an estimated cost of $1.9 million. Our third drilling commitment requires that we build one well location and proceed with the drilling of one vertical test well, subject to rig availability, by September 2009 at an estimated cost of $1.9 million.

Leasing

At September 30, 2008, we had three installment payment commitments on mineral interests that were previously leased. The first commitment provides that we pay $350 per mineral acre for 5,722 acres, or a total commitment of $2,002,700, in 2012. The second commitment requires that we pay $250 per mineral acre for 5,761 acres, or $1,440,250, in each of the next four years for a total commitment of $5,761,000. The third commitment requires that we pay $350 per mineral acre for 762 acres, or $266,700, in each of the next four years for a total commitment of $1,066,800. These amounts have been recorded on the balance sheet as Other Deposits and Liabilities.

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

Letters of Credit

At September 30, 2008, we have posted $1,008,000 in various letters of credit to secure our drilling and related operations.

Lease Commitments

At September 30, 2008, we have lease commitments for three different office locations. Rent expense has been recorded in general and administrative expense for continued operations as $173,000 and $90,000 and as $18,000 and $17,000 for discontinued operations for the nine-month periods ended 2008 and 2007, respectively. Lease commitments by year for each of the next five years are presented in the table below ($ in thousands).

2008 – From Continuing Operations	$112
2008 – From Discontinued Operations	6
2009	450
2010	452
2011	454
2012	456
Thereafter	479

Total	$2,409

Litigation and Legal Proceedings

On June 27, 2008, the United States District Court for the Southern District of Texas, Houston Division, issued a Memorandum and Order confirming the commercial arbitration award of the arbitration panel conveyed by the American Arbitration Association in Houston, Texas in the commercial arbitration proceeding commenced on June 21, 2006 by PennTex Resources and Lance T. Shaner against ERG Illinois Holdings, Inc. (“ERG Holdings”) and Scott Y. Wood (“Wood”). The August 20, 2007 commercial arbitration award required, among other matters, that Wood provide PennTex Resources with a signed release or dismissal of his individual claims filed against Tsar Energy II, LLC and Richard A. Cheatham in the 334th Judicial District Court of Harris County, Texas (the “Tsar Case”). In addition, the commercial arbitration award required Wood to pay PennTex Resources a total of $141,003 (after deducting amounts payable by PennTex Resources to Wood relating to Wood’s legal fees and expenses incurred in the Tsar Case) and required ERG Holdings to pay PennTex Resources a total of $165,835. In its Memorandum and Order, the United States District Court granted PennTex Resource’s motion to confirm the commercial arbitration award and denied Wood’s motion to vacate the award, granted PennTex Resource’s request to offset monetary judgments of the opposing parties set forth in the award, and denied PennTex Resource’s motion for sanctions against Wood’s attorney. On September 8, 2008, Wood filed an appeal with the United States Court of Appeals for the Fifth Circuit requesting the appellate court to reverse the district court’s decision compelling Wood to participate in the arbitration proceeding and its order confirming the arbitration award. ERG Holdings did not join in Wood’s appeal and a judgment was entered against ERG Holdings in favor PennTex Resources. On October 10, 2008, PennTex Resources filed its response brief opposing Wood’s appeal and requesting the appellate court to affirm the district court’s final judgment. We intend to vigorously oppose Wood in his appeal and we believe that the likelihood of an unfavorable outcome of this matter is remote.

Other

In addition to the Asset Retirement Obligation discussed in Note 3, we have withheld from distributions to certain other working interest owners amounts to be applied towards their share of those retirement costs. These amounts total $302,000 and $322,000 and are included in Other Liabilities at September 30, 2008 and December 31, 2007, respectively.

12. DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE

On September 3, 2008, our Board of Directors authorized management to pursue the sale of our Southwest Region assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified these assets and associated liabilities as held for sale on our balance sheet and have reported the results of these operations under discontinued operations on our consolidated statement of operations. The recording of DD&A expense related to our Southwest Region assets ceased on September 3, 2008.

We evaluated the value, less cost to sell, of our Southwest Region assets, as of September 30, 2008, and determined that the fair market value exceeded the carrying amount; therefore no adjustment to the carrying value was required. We have included $27.5 million and $26.4 million of net assets classified as held for sale in the accompanying balance sheets as of September 30, 2008 and December 31, 2007, respectively, which represents the carrying value of the oil and gas properties of our Southwest Region assets. We have included $1.1 million and $1.1 million, respectively, of liabilities associated with the assets held for sale, which represents the future abandonment cost of those oil and gas properties. Additionally, we have reclassified the results of discontinued operations in our consolidated statement of operations as income of $37,000 and a loss of $1.1 million for the nine month period ended September 30, 2008 and September 30, 2007, respectively, and a loss of $28,000 for the three month period ended September 30, 2008 as compared to income of $264,000 for the same period in 2007. See Note 13. Subsequent Events for further information on our discontinued operations.

As of September 30, 2008, we have not recorded any gain or loss associated with the planned sale of these assets. Summarized financial information for discontinued operations is set forth in the table below, and does not reflect the costs of certain services provided. Such costs, which were not allocated to the discontinued operations, were for services, including legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	Three Months Ended September 30, ($ in thousands)		Nine Months Ended September 30, ($ in thousands)
	2008	2007	2008	2007
Revenues:
Oil and Gas Sales	$1,934	$1,760	$6,041	$3,869
Other Revenue	112	104	304	266

Total Operating Revenue	2,046	1,864	6,345	4,135

Costs and Expenses:
Production and Lease Operating Expense	631	594	1,769	1,413
General and Administrative Expense	207	235	680	558
Accretion Expense on Asset Retirement Obligation	4	29	81	65
Exploration Expense of Oil and Gas Properties	1,074	—	2,195	1,704
Depreciation, Depletion and Amortization	177	641	1,519	1,545
(Gain) Loss on Sale of Oil and Gas Properties	—	—	41	(173)
Other (Income) Expense	—	3	(2)	(21)

Total Costs and Expenses	2,093	1,502	6,283	5,091

Income (Loss) from Discontinued Operations Before Income Taxes	(47)	362	62	(956)
Income Tax Expense (Benefit)	(19)	98	25	98

Income (Loss) From Discontinued Operations, net of taxes	$(28)	$264	$37	$(1,054)

Production:
Crude Oil (Bbls)	11,085	15,395	34,452	33,256
Natural Gas (Mcf)	80,379	114,973	259,835	288,790

Total (BOE)	24,482	34,557	77,758	81,388

The consolidated statements of cash flows include the discontinued operations for the nine months ended September 30, 2008 and 2007. We use a centralized approach to the cash management, financing and hedging programs of our operations and, accordingly, debt and derivative liabilities were not allocated to these operations.

13. SUBSEQUENT EVENTS

Subsequent to the balance sheet date of September 30, 2008, management determined that due to declining commodity prices it was reasonably possible that our Southwestern Region assets would be sold at a price lower than originally anticipated when the sale process was initiated. In accordance with SFAS No. 144, a long-lived asset classified as held for sale must be measured at the lower of its carrying amount or fair value less cost to sell. Accordingly, in the fourth quarter of 2008, we may be required to reduce the carrying value of our Southwestern Region assets to the anticipated sale price, less the cost to sell.

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

Results of Continuing Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Production:
Oil (Bbls)	196,780	192,686	574,690	573,421
Natural gas (Mcf)	250,704	184,702	764,293	557,455

Total (BOE)[a]	238,564	223,470	702,072	666,330
Average daily production:
Oil (Bbls)	2,139	2,094	2,097	2,100
Natural gas (Mcf)	2,725	2,008	2,789	2,042

Total (BOE)[a]	2,593	2,429	2,562	2,441
Average sales prices:
Oil (per Bbl)	$115.32	$70.79	$109.65	$61.73
Natural gas (per Mcf)	$10.30	$6.45	$10.14	$7.20

Total (per BOE)[a]	$105.95	$66.51	$100.79	$59.15
Average NYMEX prices[b] :
Oil (per Bbl)	$118.52	$75.38	$113.48	$66.19
Natural gas (per Mcf)	$9.00	$6.03	$9.73	$6.78

[a]	Natural gas is converted at the rate of six Mcf to one BOE and oil is converted at a rate of one Bbl to one BOE
[b]	Based upon the average of bid week prompt month prices

	Production and Revenue by Basin
	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2008	2007	2008	2007
Appalachian
Revenues – Natural Gas	$2,582,720	$1,191,948	$7,747,630	$4,014,531
Volumes (MCF)	250,704	184,702	764,293	557,455
Average Price	$10.30	$6.45	$10.14	$7.20
Illinois
Revenues – Oil	$22,692,083	$13,639,380	$63,016,941	$35,397,245
Volumes (BBL)	196,780	192,686	574,690	573,421
Average Price	$115.32	$70.79	$109.65	$61.73

	Other Performance Measurements From Continuing Operations
	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2008	2007	2008	2007
EBITDAX $	7,653	$6,481	$23,362	$15,726
LOE per BOE $	31.11	$23.43	$28.38	$25.04
G&A as a Percentage of Operating Revenue	20.1%	11.7%	20.5%	12.9%

General Overview

Operating revenue increased 40.7% for the third quarter of 2008 over the same period in 2007. This increase is primarily due to higher production with higher average sales prices per BOE, partially offset by increased realized losses on derivative activity. For the third quarter of 2008, production increased 6.8% to 238,564 BOE over the same period in 2007 primarily due to the continued success of our drilling programs. Realized losses on derivative activities increased by $5.0 million from a loss of approximately $1.6 million in the third quarter of 2007.

Operating expenses increased $5.1 million, or 41.7%, for the third quarter of 2008 as compared to the same period in 2007. Operating expenses are primarily comprised of production expenses, general and administrative expenses, exploration expenses and depreciation, depletion, amortization, and accretion expenses. The increase in operating expenses was due, in part, to increased production expenses, G&A expenses, and exploration expenses. The increase in G&A expenses is primarily due to an increase in employee headcount as compared to the third quarter of 2007 as well as non-cash compensation expenses which were not present until the fourth quarter of 2007. Production expenses increased primarily due to cost escalations in steel, chemicals and electricity used to operate our oil and gas fields. Exploration expenses increased primarily due to expenses associated with reservoir characterization and geologic modeling.

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

EBITDAX increased approximately $1.2 million to $7.7 million for the three-month period ended September 30, 2008 as compared to the same period in 2007. The increase in EBITDAX can be primarily attributed to higher production and higher average commodity prices during the third quarter of 2008.

LOE per BOE measures the average cost of extracting oil and natural gas from our basin reserves during the period, excluding production taxes. This measurement is also commonly referred to in the industry as our “lifting cost”. It represents the average cost of extracting one barrel of oil equivalent from our oil and natural gas reserves in the ground. LOE per BOE increased by $7.68 for the three months ended September 30, 2008 as compared to the same period in 2007. These expenses typically increase on a per barrel basis as we add new wells, particularly in our Illinois Basin, where lifting costs tend to be higher due to the secondary recovery method that is employed to extract oil from the reservoir. Also contributing to the higher production expenses were increased prices for goods and services used in the course of normal operations, such as the cost of steel, chemicals and electricity as well as certain non-recurring maintenance expenses relating to pit cleaning and road and repair work.

G&A expenses as a percentage of operating revenue measures overhead costs associated with our management and operations. G&A expenses as a percentage of revenue increased to approximately 20.1% for the three-month period ended September 30, 2008, as compared to 11.7% for the same period in 2007. The increase in G&A expenses as a percentage of revenue was primarily due to consulting fees related to Sarbanes-Oxley compliance and additional staffing needs at our corporate headquarters. Our employee headcount has also increased in the field offices in relation to our growth and in association with the Lawrence Field ASP project in the Illinois Basin and the Marcellus Shale project in the Appalachian Basin. A significant portion of the increase in G&A expenses can also be attributed to non-cash compensation expenses, which totaled approximately $464,000 for the third quarter of 2008 compared to $0 during the same period in 2007.

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007.

Oil and gas revenue for the three-month periods ended September 30, 2008 and 2007 ($ in thousands) is summarized in the following table:

	For Three Months Ended September 30,
	2008	2007	Change	%
Oil and Gas Revenues:
Oil sales revenue	$22,692	$13,640	$9,052	66.4%
Oil derivatives realized	(6,353)	(1,888)	(4,465)	236.5%

Total oil revenue	$16,339	$11,752	$4,587	39.0%
Gas sales revenue	$2,583	$1,191	$1,392	116.9%
Gas derivatives realized	(287)	295	(582)	(197.3)%

Total gas revenue	$2,296	$1,486	$810	54.5%
Consolidated sales	$25,275	$14,831	$10,444	70.4%
Consolidated derivatives realized	(6,640)	(1,593)	(5,047)	316.8%

Total oil and gas revenue	$18,635	$13,238	$5,397	40.8%
Total BOE Production	238,564	223,470	15,094	6.8%
Average Realized Price per BOE	$77.97	$59.36	$18.61	31.4%

Average realized price received for oil and gas during the third quarter of 2008 was $77.97 per BOE, an increase of 31.4%, or $18.61 per BOE, from the same quarter in 2007. The average price for oil, after the effect of derivative activities, increased 36.2%, or $22.05 per barrel, to $82.94 per barrel. The average price for natural gas, after the effect of derivative activities, increased 13.9%, or $1.11 per Mcf, to $9.15 per Mcf. Our derivative activities effectively decreased net realized price by $27.78 per BOE in the third quarter of 2008 and decreased net realized prices by $7.14 per BOE in the third quarter of 2007.

Production volumes in the third quarter of 2008 increased 6.8% from the third quarter of 2007 primarily due to the continued success of our drilling and development programs. Our production for the third quarter of 2008 averaged approximately 2,593 BOE per day of which 82.5% was attributable to the Illinois Basin and 17.5% to the Appalachian Basin.

Other operating revenue for the three months ended September 30, 2008 increased approximately $3,000 to $29,000 from $26,000 for the same period in 2007. We generate other operating revenue from various activities such as revenue from the transportation of third-party natural gas in the Appalachian Basin.

Production and lease operating expenses increased approximately $2.3 million or 43.7%, in the third quarter of 2008 from the same period in 2007. These expenses have increased year-over-year primarily due to the greater number of wells in service as compared to the third quarter of 2007 and the increasing cost of goods and services used to operate our oil and gas fields. Also contributing to the increase in expense were higher production taxes, which can be directly attributable to our increased production, sales prices, and subsequent revenues.

General and administrative expenses for the third quarter of 2008 increased approximately $2.2 million, or 141.5%, to $3.8 million from the same period in 2007. The increase in G&A expenses was primarily due to increased costs associated with consulting fees related to Sarbanes-Oxley compliance and additional staffing needs in our corporate headquarters. Our employee headcount has also increased in the field offices in relation to our growth. The recognition of non-cash compensation expenses (stock options) of $464,000 in the third quarter of 2008 also contributed to the increase in G&A expenses from the third quarter of 2007. We had not issued any stock options prior to the fourth quarter of 2007.

Exploration expense of oil and gas properties for the third quarter of 2008 increased approximately $1.1 million from expense of $0 for the same period in 2007. This increase is primarily due to expenses associated with reservoir characterization and geologic modeling.

Depreciation, depletion, amortization, and accretion (“DD&A”) expenses for the three months ended September 30, 2008 decreased approximately $735,000, or 14.2%, from $5.2 million for the same period in 2007. This decrease is primarily due to the amortization of loan costs during the third quarter of 2007, this amortization has significantly decreased due to the change in our outstanding debt.

Interest expense, net of interest income, for the three months ended September 30, 2008 was approximately $154,000 as compared to $933,000 for the same period in 2007. The decrease of $779,000 was primarily due to the decrease in the average balance of our long-term debt, lines of credit, and other loans and notes payable. All of our outstanding long-term debt was paid in full with a portion of the proceeds from our public offering of common stock which closed on May 5, 2008.

Gain (loss) on sale of oil and gas properties for the three months ended September 30, 2008 was approximately a loss of $6.3 million as compared to a gain of $3,000 for the same period in 2007. The loss recognized during the third quarter of 2008 was primarily due to the sale of our New Albany Shale acreage holdings in areas of the Illinois Basin.

Unrealized gain (loss) on oil and gas derivatives includes a gain of approximately $66.7 million for the third quarter of 2008 as compared to a loss of $2.4 million for the same period in 2007. These changes were attributable to the volatility of oil and gas commodity prices in the marketplace along with changes in our portfolio of outstanding collars and swap derivatives. Unrealized losses from derivative activities generally reflect higher oil and gas prices in the marketplace than were in effect at the time we entered into a derivative contract while unrealized gains would suggest the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market.

Other income (expense) was approximately an expense of $79,000 in the third quarter of 2008 as compared to income of approximately $88,000 for the same period in 2007. This decrease was primarily due to the write-down of several items in our physical yard inventories

Net gain (loss) before minority interests and provision for income taxes for the three months ended September 30, 2008 was a gain of approximately $61.7 million as compared to a net loss of $2.1 million for the same period in 2007, an increase of approximately $63.8 million. The increase was caused by our unrealized gains on derivatives, which can be attributed to a decrease in oil and gas prices.

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007.

Oil and gas revenue for the nine-month periods ended September 30, 2008 and 2007 ($ in thousands) is summarized in the following table:

	For Nine Months Ended September 30,
	2008	2007	Change	%
Oil and Gas Revenues:
Oil Sales Revenue	$63,017	$35,397	$27,620	78.0%
Oil Derivatives Realized	(17,044)	(2,467)	(14,577)	590.9%

Total Oil Revenue	$45,973	$32,930	$13,043	39.6%
Gas Sales Revenue	$7,748	$4,015	$3,733	93.0%
Gas Derivatives Realized	(660)	492	(1,152)	(234.1)%

Total Gas Revenue	$7,088	$4,507	$2,581	57.3%
Consolidated Sales	$70,765	$39,412	$31,353	79.6%
Consolidated Derivatives Realized	(17,704)	(1,975)	(15,729)	796.4%
Total Oil & Gas Revenue	$53,061	$37,437	$15,624	41.7%
Total BOE Production	702,072	666,336	35,736	5.4%
Average Realized Price per BOE	$75.59	$56.21	$19.37	34.5%

Average realized price received for oil and gas during the nine months ended September 30, 2008 was $75.59 per BOE, an increase of 34.5%, or $19.37 per BOE, compared to the same period in the prior year. The average price for oil, after the effect of derivative activities, increased 39.1%, or $22.48 per barrel, to $79.95 per barrel. The average price for natural gas, after the effect of derivative activities, increased 14.7%, or $1.19 per Mcf, to $9.28 per Mcf. Our derivative activities effectively decreased net realized price by $25.22 per BOE in the first nine months of 2008 and decreased net realized prices by $2.97 per BOE in the first nine months of 2007.

Production volumes increased 5.4% for the nine months ended September 30, 2008 from the same period in 2007 primarily due to the continued success of our drilling and development programs. Our production for the first nine months of 2008 averaged approximately 2,562 BOE per day of which 81.9% was attributable to the Illinois Basin and 18.1% to the Appalachian Basin.

Other operating revenue for the nine months ended September 30, 2008 increased approximately $16,000 to $93,000 from $77,000 for the same period in 2007. We generate other operating revenue from various activities such as revenue from the transportation of third-party natural gas in the Appalachian Basin.

Production and lease operating expenses increased approximately $3.5 million, or 20.7%, in the nine months ended September 30, 2008 from the same period in 2007. These expenses have increased year-over-year primarily due to the greater number of wells in service as compared to the first nine months of 2007 and the increasing cost of goods and services used to operate our oil and gas fields. Also contributing to the increase in expense were higher production taxes, which can be directly attributable to our increased production, sales price, and subsequent revenues.

General and administrative expenses for the nine months ended September 30, 2008 increased approximately $6.0 million, or 125%, to $10.9 million from the same period in 2007. The increase in G&A expenses was primarily due to increased costs associated with consulting fees related to Sarbanes-Oxley compliance and additional staffing needs in our corporate headquarters. The employee headcount has also increased in our field offices in relation to our growth. Also contributing to the increase in G&A expenses from the third quarter of 2007 is the recognition of non-cash compensation expenses (stock options) of $1.6 million, no stock options existed prior to the fourth quarter of 2007.

Depreciation, depletion, amortization, and accretion (“DD&A”) expenses for the nine months ended September 30, 2008 increased approximately $1.9 million, or 15.9%, from $11.9 million for the same period in 2007. The increase in DD&A expenses was primarily due to an increased asset base and increased production.

Exploration expense of oil and gas properties for the nine months ended September 30, 2008 increased to approximately $2.4 million from expense of $0 in the same period for 2007. The increase in expense is primarily due to expenses associated with reservoir characterization and geolgic modeling.

Interest expense, net of interest income, for the nine months ended September 30, 2008 was approximately $706,000 as compared to $5.3 million for the same period in 2007. The decrease of $4.6 million was primarily due to the decrease in the average balance of our long-term debt, lines of credit, and other loans and notes payable. All of our outstanding long-term debt was repaid in full with a portion of the proceeds from our public offering of common stock which closed on May 5, 2008.

(Loss) gain on sale of oil and gas properties for the nine months ended September 30, 2008 was a loss of approximately $6.4 million as compared to a gain of $22,000 for the same period in 2007. The loss during the first nine months of 2008 can be primarily attributed to the sale of our New Albany Shale acreage in areas of the Illinois Basin, which resulted in a loss of approximately $6.3 million.

Unrealized loss on oil and gas derivatives includes a loss of approximately $12.1 million for the nine months ended in 2008 as compared to a loss of $9.1 million for the same period in 2007. These changes were attributable to the volatility of oil and gas commodity prices in the marketplace along with changes in our portfolio of outstanding collars and swap derivatives. Unrealized losses from derivative activities generally reflect higher oil and gas prices in the marketplace than were in effect at the time we entered into a derivative contract while unrealized gains would suggest the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market.

Other expense was approximately $61,000 in the nine months ended September 30, 2008 as compared to $21,000 for the same period in 2007. This increase was primarily due to the recognition of the write down on various items held in our physical yard inventories.

Net loss before minority interests and provision for income taxes for the nine months ended September 30, 2008 was approximately $14.2 million as compared to $10.9 million for the same period in 2007, a decrease of approximately $3.3 million. The decrease was primarily caused by the loss on sale of our New Albany Shale assets and our unrealized losses on derivatives, which can be attributed to higher oil and gas prices. This was partially offset by higher income from operations. All of the minority interests were acquired as a part of the Reorganization Transactions on July 30, 2007.

Capital Resources and Liquidity

Our primary needs for cash are for exploration, development and acquisition of oil and gas properties. During the first nine months of 2008, $97.4 million of capital was expended on drilling projects, facilities and related equipment and acquisitions of additional interests in producing properties and unproved acreage. The capital program was funded by net cash flow from operations and proceeds from a secondary equity offering during the second quarter of 2008. The 2008 capital budget of $138.7 million is expected to continue to be funded primarily by cash flow from operations, proceeds from borrowings, and with the proceeds of the equity offering completed in the second quarter of 2008. We currently believe we have sufficient liquidity and cash flow to meet our obligations for the next twelve months; however, a decrease in oil and gas prices or a reduction in production or reserves could adversely affect our ability to fund capital expenditures and meet our financial obligations. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may issue additional shares of stock, subordinated notes or other debt securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

Financial Condition and Cash Flows for the Nine Months Ended September 30, 2008 and 2007

The following table summarizes our sources and uses of funds for the periods noted:

	Nine Months Ended September 30, ($ in thousands)
	2008	2007
Cash flows provided by operations	$26,776	$11,549
Cash flows used in investing activities	(88,528)	(25,666)
Cash flows provided by financing activities	86,333	14,109

Net increase in cash and cash equivalents	$24,581	$(8)

Net cash provided by operating activities increased by approximately $15.2 million in the first nine months of 2008 over the same period in 2007. The increase in 2008 was affected by a combination of factors including increased sales volumes and increased commodity prices; partially offset by increased production and lease operating expenses, increased G&A expenses and an increase in realized losses from derivatives. Average realized prices increased from $56.21 per BOE in the first nine months of 2007 to $75.59 per BOE in the first nine months of 2008. Our production volumes, from continuing operations, increased 5.4% to 702,072 BOE in the first nine months of 2008 from 666,336 BOE in the first nine months of 2007.

Net cash used in investing activities increased by approximately $62.9 million, or 245%, from the first nine months of 2007 to $88.5 million in the first nine months of 2008. This change was the result of an increase in capital spending on drilling and development activities as well as increased leasing efforts in the Commonwealth of Pennsylvania areas that we believe to be prospective for the Marcellus Shale.

Net cash provided by financing activities increased by approximately $72.2 million, or 512%, from the first nine months of 2007 to $86.3 million in the first nine months of 2008. The increase is primarily due to proceeds that were received as a result of our public offering of common stock during the second quarter of 2008 and a decrease in the repayments of long-term debt and lines of credit. These increases in cash were partially offset by lower proceeds received from long-term debt and lines of credit.

Effects of Inflation and Changes in Price

Our results of operations and cash flows are affected by changing oil and natural gas prices. If the price of oil and natural gas increases or decreases, there could be a corresponding increase or decrease in the operating cost that we are required to bear for operations, as well as an increase or decrease in revenues.

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended September 30, 2008, there were no material changes to the critical accounting policies previously reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2007. We discuss critical recently adopted and issued accounting standards in Item 1. Financial Statements—Note 4, “Recently Issued Accounting Pronouncements.”

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

To compensate for these limitations, we believe it is important to consider both net incomes determined under GAAP and EBITDAX to evaluate our performance.

The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income (Loss) From Continuing Operations:	$36,783	$(1,074)	$(8,416)	$(4,586)
Add Back Depletion, Depreciation & Amortization	4,425	5,160	13,800	11,909
Add Back Accretion Expense on Future Abandonment Obligations	285	125	561	343
Add Back Non-Cash Compensation Expense	464	—	1,567	—
Add Back Interest Expense	291	935	1,026	5,285
Add Back Exploration & Impairment Expenses	1,113	—	2,395	—
Less Interest Income	(137)	(2)	(320)	(3)
Add Back (Gain) Losses on Disposal of Assets	6,274	(3)	6,426	(22)
Add Back Unrealized (Gains) Losses from Financial Derivatives	(66,744)	2,361	12,112	9,095
Add Back Minority Interest Share of Net (Loss)	—	(878)	—	(6,152)
Less Income Tax (Benefit)	24,899	(143)	(5,789)	(143)

EBITDAX From Continuing Operations	$7,653	$6,481	$23,362	$15,726
Add EBITDAX From Discontinued Operations	1,208	1,032	3,898	2,185

EBITDAX	$8,861	$7,513	$27,260	$17,911

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

For the three-month period ended September 30, 2008, the net realized loss on oil and natural gas derivatives was approximately $6.6 million as compared to a net realized loss of approximately $1.6 million for the comparable period in 2007. For the nine month period ended September 30, 2008, the net realized loss on oil and natural gas derivatives was approximately $17.7 million as compared to a net realized loss of approximately $2.0 million for the comparable period in 2007. The losses are reported as net realized loss on derivatives in our Consolidated and Combined Statement of Operations.

For the three-month periods ended September 30, 2008 and 2007, the net unrealized gain (loss) on oil and natural gas derivatives was a gain of approximately $66.7 million and a loss of $2.4 million, respectively. For the nine-month periods ended September 30, 2008 and 2007, the net unrealized loss on oil and natural gas derivatives was approximately $12.1 million and $9.1 million, respectively. The net unrealized losses are reported as net unrealized losses on derivatives in our Consolidated and Combined Statement of Operations.

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

For a summary of our current oil and natural gas derivative positions at September 30, 2008 refer to Note 7 of our Consolidated and Combined Financial Statements, “Fair Value of Financial Instruments and Derivative Instruments “.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to various risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decline significantly, revenues and cash flow would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. We have designed our hedging policy to reduce the risk of price volatility for our production in the natural gas and crude oil markets. Our risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments that we use include swaps and collars. The volume of derivative instruments that we may use is governed by the risk management policy and can vary from year to year, but under most circumstances will apply to only a portion of our current and anticipated production and provides only partial price protection against declines in oil and natural gas prices. We are exposed to market risk on our open contracts, to the extent of changes in market prices of oil and natural gas. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the hedges. See also the discussion above under “Item 2. – Volatility of Oil and Natural Gas Prices.”

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

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2008, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.	Exhibits.

Exhibit Number	Exhibit Title
3.1**	Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007.)

3.2**	Amendment to Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007.)

3.3**	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007.)

10.1**	Employment Agreement by and between William L. Ottaviani and Rex Energy Operating Corp. dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on August 7, 2008).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.
**	Incorporated by reference hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REX ENERGY CORPORATION
(Registrant)

Date: November 7, 2008	By:	/s/ Benjamin W. Hulburt
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	By:	/s/ Thomas C. Stabley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1**	Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007.)

3.2**	Amendment to Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007.)

3.3**	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007.)

10.1**	Employment Agreement by and between William L.Ottaviani and Rex Energy Operating Corp. dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on August 7, 2008).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.
**	Incorporated by reference hereto.