Form 10-Q
period 2009-03-31
REX ENERGY CORP
filed 2009-05-06
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Check One:

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

36,851,562 common shares were outstanding on May 5, 2009.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD MARCH 31, 2009

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	adverse economic conditions in the United States and globally;

•	the difficult and adverse conditions in the domestic and global capital and credit markets;

•	domestic and global demand for oil and natural gas;

•	sustained or further declines in the prices we receive for our oil and natural gas adversely affecting our operating results and cash flow;

•	the effects of government regulation, permitting and other legal requirements;

•	the quality of our properties with regard to, among other things, the existence of reserves in economic quantities;

•	uncertainties about the estimates of our oil and natural gas reserves;

•	our ability to increase our production and oil and natural gas income through exploration and development;

•	our ability to successfully apply horizontal drilling techniques and tertiary recovery methods;

•	the number of well locations to be drilled, the cost to drill and the time frame within which they will be drilled;

•	drilling and operating risks;

•	the availability of equipment, such as drilling rigs and transportation pipelines;

•	changes in our drilling plans and related budgets;

•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity; and

•	other factors discussed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission.

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

Item 1.	Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except per Share Amounts)

	March 31, 2009 (unaudited)	December 31, 2008
ASSETS
Current Assets
Cash and Cash Equivalents	$3,956	$7,046
Accounts Receivable	5,423	5,840
Short-Term Derivative Instruments	7,957	8,153
Inventory, Prepaid Expenses and Other	1,204	3,068

Total Current Assets	18,540	24,107
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	190,682	185,108
Unevaluated Oil and Gas Properties	70,662	65,564
Other Property and Equipment	19,654	19,388
Wells and Facilities in Progress	32,266	29,629
Pipelines	3,466	3,457

Total Property and Equipment	316,730	303,146
Less: Accumulated Depreciation, Depletion and Amortization	(58,802)	(53,288)

Net Property and Equipment	257,928	249,858
Assets Held for Sale	—	18,852
Intangible Assets and Other Assets – Net	1,499	1,628
Long-Term Derivative Instruments	4,797	7,561

Total Assets	$282,764	$302,006

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$3,927	$7,180
Accrued Expenses	4,162	7,388
Short-Term Derivative Instruments	23	—
Current Deferred Tax Liability	4,138	2,785

Total Current Liabilities	12,250	17,353
Senior Secured Line of Credit and Long-Term Debt	5,000	15,000
Long-Term Derivative Instruments	1,194	1,476
Long-Term Deferred Tax Liability	9,727	11,995
Other Deposits and Liabilities	7,374	7,322
Liabilities Related to Assets Held for Sale	—	1,838
Future Abandonment Cost	15,929	15,174

Total Liabilities	$51,474	$70,158
Commitments and Contingencies (See Notes)
Owners’ Equity
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 36,851,562 shares issued and outstanding on March 31, 2009 and 36,569,712 shares issued and outstanding on December 31, 2008.	37	37
Additional Paid-In Capital	291,601	291,133
Accumulated Deficit	(60,348)	(59,322)

Total Owners’ Equity	231,290	231,848

Total Liabilities and Owners’ Equity	$282,764	$302,006

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, $ and Shares in Thousands Except per Share Data)

	For the Three Months Ended March 31,
	2009	2008
OPERATING REVENUE
Oil and Natural Gas Sales	$8,798	$19,647
Other Revenue	32	32
Realized Gain (Loss) on Derivatives	8,345	(3,281)

TOTAL OPERATING REVENUE	17,175	16,398
OPERATING EXPENSES
Production and Lease Operating Expenses	5,154	6,225
General and Administrative Expense	3,751	3,206
(Gain) Loss on Disposal of Assets	428	(42)
Exploration Expense	1,082	298
Depreciation, Depletion, Amortization and Accretion	6,171	4,795

TOTAL OPERATING EXPENSES	16,586	14,482
INCOME FROM OPERATIONS	589	1,916
OTHER INCOME (EXPENSE)
Interest Income	1	7
Interest Expense	(396)	(436)
Unrealized Loss on Derivatives	(2,701)	(12,999)
Other Income (Expense)	(45)	4

TOTAL OTHER INCOME (EXPENSE)	(3,141)	(13,424)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,552)	(11,508)
Income Tax Benefit	1,203	4,626

LOSS FROM CONTINUING OPERATIONS	(1,349)	(6,882)
Income (Loss) From Discontinued Operations, Net of Income Taxes	323	(293)

NET LOSS	$(1,026)	$(7,175)

Earnings per common share:
Basic – loss from continuing operations	$(0.04)	$(0.22)
Basic – income (loss) from discontinued operations	0.01	(0.01)

Basic – net loss	$(0.03)	$(0.23)

Basic – Weighted average shares of common stock outstanding	36,726	30,795
Diluted – loss from continuing operations	$(0.04)	$(0.22)
Diluted – income (loss) from discontinued operations	0.01	(0.01)

Diluted – net loss	$(0.03)	$(0.23)

Diluted – Weighted average shares of common stock outstanding	36,726	30,795

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009

(Unaudited, $ in Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated (Deficit) Earnings	Total Owners’ Equity
	Shares	Par Value
BALANCE December 31, 2008	36,569,712	$37	$291,133	$(59,322)	$231,848
Non-cash compensation expense	—	—	468	—	468
Issuance of Restricted Stock	261,850	—	—	—	—
NET LOSS from continuing operations	—	—	—	(1,349)	(1,349)
NET GAIN from discontinued operations	—	—	—	323	323

BALANCE March 31, 2009	36,851,562	$37	$291,601	$(60,348)	$231,290

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, $ in Thousands)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,026)	$(7,175)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Non-cash Expenses	567	368
Depreciation, Depletion, Amortization and Accretion	6,171	5,483
Unrealized Gain Loss on Derivatives	2,143	12,999
Deferred Income Tax Benefit	(915)	(4,870)
Exploration Expense	—	1,433
(Gain) Loss on Sale of Oil and Gas Properties	428	(1)
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts Receivable	608	(609)
Inventory, Prepaid Expenses and Other Assets	202	(131)
Accounts Payable and Accrued Expenses	(6,950)	1,535
Net Changes in Other Assets and Liabilities	1,693	214

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,921	9,246
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	17,298	95
Acquisitions of Undeveloped Acreage	(5,196)	(3,199)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(8,113)	(15,673)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,989	(18,777)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debts and Lines of Credit	(15,000)	—
Proceeds from Long-Term Debts and Lines of Credit	5,000	11,000
Repayments of Loans and Other Notes Payable	—	(7)
Proceeds of Loans and Other Notes Payable	—	60
Deferred Offering Costs	—	(38)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(10,000)	11,015

NET INCREASE (DECREASE) IN CASH	(3,090)	1,484
CASH – BEGINNING	7,046	1,085

CASH – ENDING	$3,956	$2,569
SUPPLEMENTAL DISCLOSURES
Interest Paid	332	447

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Rex Energy Corporation (the “Company”) is an independent oil and gas company operating in the Illinois Basin and the Appalachian Basin in the United States. We have pursued a balanced growth strategy of exploiting our sizeable inventory of lower risk developmental drilling locations, pursuing our higher potential exploration drilling prospects and actively seek to acquire complementary oil and natural gas properties.

Our consolidated financial statements include the accounts of all of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, all references to “Rex Energy Corporation,” “our,” “we,” “us” and similar terms refer to Rex Energy Corporation and subsidiaries together.

The interim consolidated financial statements of Rex Energy Corporation are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in prices for crude oil and natural gas, future commodity prices for financial derivative instruments, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market consumption, interruption in production, our ability to obtain additional capital, and the success of oil and natural gas recovery techniques.

Certain amounts and disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these interim financial statements should be read in conjunction with the audited consolidated and combined financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

Certain prior year amounts have been reclassified to conform to the report classifications for the three months ended March 31, 2009, with no effect on previously reported net income or stockholders’ equity. Approximately $11.0 million of valuation allowance related to the impairment of our evaluated oil and gas assets at December 31, 2008 was reclassified from Evaluated Oil and Gas Properties on the balance sheet to Accumulated Depreciation, Depletion and Amortization.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of all of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

On May 5, 2008, we completed a public offering of 9,775,000 shares of common stock at an offering price of $20.75 per share. These shares included 5,775,000 shares offered by us (which includes 1,275,000 shares sold pursuant to the exercise of an over-allotment option granted to the underwriters’ of the offering) and 4,000,000 shares sold by certain selling stockholders. The net proceeds to us from the underwritten public offering, after underwriting discounts and offering expenses of approximately $6.8 million, were approximately $113.0 million.

On March 24, 2009, we completed the sale of certain of our oil and gas leases, wells and related assets predominantly located in the Permian Basin in the states of Texas and New Mexico. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reflected the results of operations of the above divestiture as discontinued operations, rather than a component of continuing operations. See Note 12 for additional information regarding discontinued operations.

2. ACQUISITIONS AND DISPOSITIONS

Acquisitions are accounted for as purchases, and accordingly, the results of operations are included in our consolidated statements of operations from the closing date of acquisition. Purchase prices are allocated to the acquired assets and assumed liabilities based on their estimated fair value at the time of the acquisition. Acquisitions are funded with internal cash flow, bank borrowings and the issuance of debt and equity securities. During the three-month period ended March 31, 2009, we did not complete any material acquisitions.

In the first quarter 2009, we completed the sale of certain of our oil and gas leases, wells and related assets located primarily in the Permian Basin in the states of Texas and New Mexico for net proceeds of approximately $17.3 million and recorded a loss of $0.4 million. We have reflected the results of these divested operations as discontinued operations rather than a component of continuing operations. See Note 12 for additional information.

3. FUTURE ABANDONMENT COST

We account for future abandonment costs using SFAS No. 143, “Asset Retirement Obligations” (“SFAS 143”). This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition and development of the asset. SFAS 143 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For natural gas and oil properties, this is the period in which the natural gas or oil well is acquired or drilled. The future abandonment cost is capitalized as part of the carrying amount of our natural gas and oil properties at its discounted fair value. The liability is then accreted each period until the liability is settled or the natural gas or oil well is sold, at which time the liability is reversed.

According to SFAS 143, if the estimate of fair value of a recorded asset retirement obligation changes, a revision is to be recorded to both the asset retirement obligation and the asset retirement cost. During the fourth quarter 2008, we recognized an increase of $9.2 million in the estimated present value of the asset retirement obligations. The primary factors underlying the 2008 fair value revisions were an overall increase in abandonment cost estimates, the effect of changes in inflation and discount rates used in calculations and changes to the estimated useful life assumptions.

	March 31, 2009	March 31, 2008
	($ in Thousands)	($ in Thousands)
Beginning Balance	$16,283	$6,396
Asset Retirement Obligation Incurred	170	19
Asset Retirement Obligation Settled	(80)	(73)
Asset Retirement Obligation Cancelled or Sold Well Properties	(810)	—
Asset Retirement Obligation Accretion Expense	366	182

Total Asset Retirement Obligation	$15,929	$6,524

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2008, SEC adopted rule changes to modernize its oil and gas reporting disclosures. The changes are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. The updated disclosure requirements are designed to align with current practices and changes in technology that have taken place in the oil and gas industry since the adoption of the original reporting requirements more than 25 years ago.

New disclosure requirements include permitting the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; enabling companies to also disclose their probable and possible reserves to investors (currently, the rules limit disclosure to only proved reserves); allowing previously excluded resources, such as oil sands, to be classified as oil and gas reserves; requiring companies to report on the independence and qualifications of a preparer or auditor and requiring companies to file reports when a third party is relied upon to prepare reserve estimates or conduct a reserves audit; requiring companies to report oil and gas reserves using an average price based upon the prior 12-month period, rather than the year-end price, to maximize the comparability of reserve estimates among companies and mitigate the distortion of the estimates that arises when using a single pricing date.

The new requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. We expect the new guidance to change our disclosures, DD&A calculations and other fair value measurements. We are currently evaluating the impact for our annual report for the year ending December 31, 2009 and related financial statements.

In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1amends the impairment guidance set for the in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”). This FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. We adopted FSP EITF 99-20-1 as of March 31, 2009. Adoption had no material effect on our financial position and results of operations.

On January 1, 2009, we adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 7. Fair Value of Financial Instruments for our disclosures required under SFAS 161.

Effective January 1, 2009, we adopted SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R also provides guidance for recognizing changes in an acquirer’s existing tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. We believe SFAS 141R may have a material impact on future consolidated financial statements depending on the size and nature of any future business combinations that we may enter into and any future adjustments made to tax valuation allowances and uncertainty accruals related to business combinations entered into prior to January 1, 2009. During the three months ended March 31, 2009, the adoption did not have an impact on adjustments made to tax valuation allowances and uncertainty accruals related to business combinations entered into prior to January 1, 2009.

In April 2009, the FASB issued Staff Position (“FSP”) No. 141R-1, Accounting for Assets and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP SFAS 141R-1”). FSP SFAS 141R-1 amends and clarifies SFAS 141R to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although we did not enter into any significant business combinations during the first quarter of 2009, we believe FSP SFAS 141R-1 may have a material impact on our future financial statements depending on the size and nature of any future business combinations that we may enter into.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) with respect to our financial assets and liabilities. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities effective January 1, 2009. However, adoption of SFAS 157 for non-financial assets and non-financial liabilities did not have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP SFAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP is applied prospectively with retrospective application not permitted. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2 and FAS 124-2”). Additionally, if an entity elects to early adopt either FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”) or FSP SFAS 115-2 and SFAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2. This FSP amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP SFAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

5. CONCENTRATIONS OF CREDIT RISK

At times during the three-month period ended March 31, 2009, our cash balance may have exceeded the Federal Deposit Insurance Corporation’s limit of $250,000. There were no losses incurred due to such concentrations.

By using derivative instruments to hedge exposure to changes in commodity prices, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of the derivative is positive, the counterparty owes us, which creates repayment risk. We minimize the credit or repayment risk in derivative instruments by entering into transaction with high-quality counterparties.

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. For the three-month period ended March 31, 2009, we carried approximately $3.6 million in production receivables, of which approximately $2.8 million were production receivables due from a single customer, Countrymark Cooperative LLP (“Countrymark”). For the three-month period ended March 31, 2008, we carried approximately $7.5 million in production receivables, of which approximately $6.0 million were production receivables from Countrymark. During the first quarter 2009, we placed into operation an oil offload facility in the Illinois Basin that we believe will enable us to diversify the purchasers of our oil in the future if we choose to do so. Additionally, we believe the growth in our Appalachian Basin proved reserve base will help us to minimize our future risks by diversifying our ratio of oil and gas sales as well as the quantity of purchasers.

6. LONG-TERM DEBT

On September 28, 2007, we entered into a new credit agreement with KeyBank, as Administrative Agent; BNP Paribas, as Syndication Agent; Sovereign Bank, as Documentation Agent; and lenders from time to time parties thereto (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility are limited by a borrowing base that is determined in regard to our oil and gas properties. The initial borrowing base was $75.0 million; however, the Senior Credit Facility provides that the revolving credit facility may be increased up to $200.0 million upon re-determinations of the borrowing base, consent of the lenders and other conditions prescribed in the agreement. Within that borrowing base, outstanding letters of credit are permitted up to $10.0 million. Loans made under the Senior Credit Facility mature on September 28, 2012, and in certain circumstances, we will be required to prepay the loans. At our election, borrowings under the Senior Credit Facility bear interest at a rate per annum equal to (a) LIBOR for one, two, three, six or nine months (“Adjusted LIBOR”) plus an applicable margin ranging from 100 to 175 basis points plus a commitment fee ranging from 25 to 37.5 basis points, or (b) the higher of KeyBank’s announced prime rate (“Prime Rate”) and the federal funds effective rate from time to time plus 0.5% in each case, plus an applicable margin ranging from 0 to 25 basis points plus a commitment fee ranging from 25 to 37.5 basis points. Interest is payable on the last day of each relevant interest period in the case of loans bearing interest at the Adjusted LIBOR and quarterly in the case of loans bearing interest at the Prime Rate. The Senior Credit Facility provides that the borrowing base will be re-determined semi-annually by the lenders, in good faith, based on, among other things, reports regarding our oil and gas reserves attributable to our oil and gas properties, together with a projection of related production and future net income, taxes, operating expenses and capital expenditures. On or before March 1 and September 1 of each year, we are required to furnish to the lenders a reserve report evaluating our oil and gas properties as of the immediately preceding January 1 and July 1. The reserve report as of January 1 of each year must be prepared by one or more independent petroleum engineers approved by the Administrative Agent. Any re-determined borrowing base will become effective on the subsequent April 1 and October 1. We may, or the Administrative Agent at the direction of a majority of the lenders may, each elect once per calendar year to cause the borrowing base to be re-determined between the scheduled re-determinations. In addition, we may request interim borrowing base re-determinations upon our proposed acquisition of proved developed producing oil and gas reserves with a purchase price for such reserves greater than 10% of the then borrowing base.

On April 14, 2008, we entered into a First Amendment to the Senior Credit Facility (the “First Amendment”). The First Amendment provides that the borrowing base under the Senior Credit Facility was increased from $75.0 million to $90.0 million effective April 14, 2008. The increased borrowing base remained in effect until the next borrowing base re-determination date. The

First Amendment also amended the Senior Credit Facility to provide that, upon an increase in the borrowing base, we will pay to the lenders a borrowing base increase fee equal to 25 basis points on the amount of any increase of the borrowing base over the highest borrowing base previously in effect, payable on the effective date of any such increase. In addition, the First Amendment amended the Senior Credit Facility with respect to our ability to enter into commodity and swap agreements. The First Amendment provided that we may enter into commodity swap agreements with counterparties approved by the lenders, provided that the notional volumes for such agreements, when aggregated with other commodity swap agreements then in effect (other than basis differential swaps on volumes already hedged pursuant to other swap agreements), do not exceed, as of the date the swap agreement is executed, 85% of the reasonably anticipated projected production from our proved developed producing reserves for the 36 months following the date such agreement is entered into, and 75% thereafter, for each of crude oil and natural gas, calculated separately. Prior to the First Amendment, the volumes for commodity swap agreements under the Senior Credit Facility could not exceed, as of the date the swap agreement was executed, 75% of the reasonably anticipated projected production from our proved developed producing reserves, for each of crude oil and natural gas for each month during the period in which the swap agreement was in effect for each of crude oil and natural gas, calculated separately.

The First Amendment also amended the Senior Credit Facility to provide that we may enter into interest rate swap agreements with counterparties approved by the lenders that convert interest rates from floating to fixed provided that the notional amounts of those agreements, when aggregated with all other similar interest rate swap agreements then in effect, do not exceed the greater of $20 million and 75% of the then outstanding principal amount of our debt for borrowed money which bears interest at a floating rate. Prior to the First Amendment, our interest rate swap agreements under the Senior Credit Facility were limited to 75% of the then outstanding principal amount of our debt for borrowed money which bears interest at a floating rate.

On January 5, 2009, we entered into a Second Amendment to the Senior Credit Facility effective December 23, 2008 (the “Second Amendment”). The Second Amendment provided that the borrowing base under our Senior Credit Facility of $90.0 million will remain in effect until the next borrowing base re-determination date. Upon the completion of the sale of our Southwest Region properties on March 24, 2009, our borrowing base under the Senior Credit Facility was reduced to $80.0 million. In addition, the Second Amendment amended the Senior Credit Facility to amend the definition of “Alternate Base Rate”. The Second Amendment provided that the “Alternate Base Rate” means, for any day, a rate per annum equal to the greater of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus  1/2 of 1% and (c) (i) LIBOR plus (ii) the Applicable Margin for Euro Dollar Loans minus (iii) the Applicable Margin for ABR Loans each on such day. Prior to the Second Amendment, “Alternate Base Rate” meant, for any day, a rate per annum equal to the greater of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus  1/2 of 1%.

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

We entered into a Third Amendment to Senior Credit Facility on April 24, 2009. See Note 13 below for additional information.

At March 31, 2009, we had $5.0 million borrowed under the Senior Credit Facility and had $75.0 million available for future borrowings under the facility.

In addition to our Senior Credit Facility, we may, from time to time in the normal course of business, finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and lines of credit consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	($ in Thousands)	($ in Thousands)
Senior Credit Facility[1]	$5,000	$15,000
Other Loans and Notes Payable	—	—

Total Debts	5,000	15,000
Less Current Portion of Long-Term Debt	—	—

Total Long-Term Debts	$5,000	$15,000

[1]

The Senior Credit Facility requires us to make monthly payments of interest on the outstanding balance of loans made under the agreement. Loans made under the Senior Credit Facility mature on September 28, 2012, and in certain circumstances, we will be required to prepay the loans.

7. FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, Disclosures About Fair Value of Financial Instruments (“SFAS 107”) and SFAS 157. We have determined the estimated fair value amounts by using available market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

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

The fair value associated with our derivative instruments from continuing operations was an asset of approximately $11.5 million and a liability of $43.4 million at March 31, 2009 and 2008, respectively. The fair value is based on valuation methodologies of our counterparties. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Our results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, we entered into oil and natural gas commodity derivative instruments. As of March 31, 2009 and March 31, 2008, our oil and natural gas derivative commodity instruments consisted of fixed rate swap contracts and collars. These instruments do not qualify as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as other income or expense.

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

We sell oil and natural gas in the normal course of business and utilize derivative commodity instruments to mitigate some of our commodity price risk by establishing price floor protection.

We received net cash receipts of $8.3 million and made net payments of $3.3 million under these commodity derivative instruments during the three months ended March 31, 2009 and 2008, respectively. During the first quarter of 2009, we redeemed our oil hedges related to production in 2011 for net cash proceeds of approximately $4.6 million. These net receipts and payments are included in Operating Revenue on our Consolidated Statements of Operations. Unrealized losses associated with these derivative instruments from continuing operations are included in other income (expense) and amounted to $2.7 million and $13.0 million the three months ended March 31, 2009 and 2008, respectively.

Our open asset/(liability) financial commodity derivative instrument positions at March 31, 2009 consisted of:

Period	Contract Type	Volume	Average Derivative Price	Fair Market Value ($ in Thousands)
Oil
2009	Swaps	163,000 Bbls	$61.92	$1,294
2009	Collars	305,000 Bbls	$64.11 – 82.86	$3,636
2010	Swaps	180,000 Bbls	$62.20	$(93)
2010	Collars	408,000 Bbls	$62.94 – 86.85	$2,691

	Total	1,056,000 Bbls		$7,528
Natural Gas
2009	Swaps	90,000 Mcf	$6.00	$70
2009	Collars	630,000 Mcf	$7.14 – 9.29	$1,813
2010	Swaps	120,000 Mcf	$6.00	$93
2010	Collars	840,000 Mcf	$7.79 – 11.11	$1,792
2011	Collars	720,000 Mcf	$8.00 – 14.75	$1,361

	Total	2,400,000 Mcf		$5,129

As of March 31, 2009, we had entered into an interest rate swap derivative instrument which hedged our interest rate risk associated with changes in LIBOR on $20.0 million of notional value. We use the interest rate swap agreement to manage the risk associated with interest payments on amounts outstanding from variable rate borrowings under our Senior Credit Facility. Under our interest rate swap agreement, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return, a specified variable rate of interest times the same notional principal amount. The interest rate under the swap is 4.15% and the agreement expires in November 2010. The fair value of the swap at March 31, 2009 was a liability of $1.1 million, an increase of $51,000 since December 31, 2008, based on current LIBOR quotes. On June 30, 2008, the interest rate swap was considered to be ineffective. We have accounted for the hedge by recording the $51,000 unrealized gain for the three months ended March 31, 2009 in Unrealized Gain (Loss) on Derivatives on our Consolidated Statement of Operations.

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

Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At March 31, 2009, we have no significant Level 3 measurements.

The following table presents the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis, as set forth in SFAS 157 ($ in thousands):

		Fair Value Measurements at March 31, 2009 Using:
	Total Carrying Value as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives – commodity swaps and collars	$12,657	$—	$12,657	$—
– interest rate swaps	$(1,120)	$—	$(1,120)	$—

8. INCOME TAXES

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in the period that includes the enactment date of the tax rate change. Realization of deferred tax assets is assessed and, if not more likely than not, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value.

Income tax included in continuing operations was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Income Tax Expense (Benefit)	$(1,203)	$(4,626)
Effective Tax Rate	47.1%	40.2%

Effective August 1, 2007, we adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our practice is to recognize interest related to income tax expense in Interest Expense and penalties in General and Administrative expense.

We also adopted FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation 48 (“FSP FIN 48-1”) as of August 1, 2007. FSP FIN 48-1 provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal and it is remote that the taxing authority would reexamine the tax position in the future.

The adoption of FIN 48 and FSP FIN 48-1 did not have a significant effect on our financial position, results of operations or cash flows.

At December 31, 2008, we had net operating loss (“NOL”) carryforwards of $8.1 million that expire between 2027 and 2028. Our management continuously evaluates the facts and circumstances representing positive and negative evidence in the determination of our ability to realize the deferred tax assets, which consist primarily of NOL’s and deductible temporary differences. Management has determined, based on positive and negative evidence examined and anticipated future taxable income, that it is now more likely than not that these deferred tax assets will likely be realized in the future and, thus, determined that it is appropriate to present our deferred tax assets without a valuation allowance.

We file a consolidated federal income tax return and separate or consolidated state income tax returns in the United States Federal jurisdiction and in many state jurisdictions. We are subject to U.S. Federal income tax examinations and to various state tax examinations for periods after August 1, 2007.

9. CAPITAL STOCK

We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of March 31, 2009 and December 31, 2008, we had 36,851,562 and 36,569,712 shares of common stock outstanding, respectively.

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

10. EMPLOYEE BENEFIT AND EQUITY PLANS

401(k) Plan

We sponsor a 401(k) Plan for eligible employees who have satisfied age and service requirements. Employees can make contributions to the plan up to allowable limits. Our matching contributions to the plan are discretionary and we ceased to provide a matching contribution to the 401(k) plan beginning in January 2009. Our contributions to the plan were approximately $11,000 and $53,000 for the three-month periods ended March 31, 2009 and 2008, respectively.

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

Effective August 1, 2007, we adopted SFAS 123R’s fair value method of accounting for share-based payment. Prior to August 1, 2007, we did not have any share-based payments to employees or directors.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. There were no tax benefits recognized during the three-month period ended March 31, 2009 and 2008.

2007 Long-Term Incentive Plan

We have granted stock options, stock appreciation rights and restricted stock awards to various employees and non-employee directors under the terms of our 2007 Long-Term Incentive Plan (the “Plan”). The Plan is administered by the compensation committee of our board of directors (the “Compensation Committee”). Among the Compensation Committee’s responsibilities are selecting participants to receive awards, determining the form, amount and other terms and conditions of awards, interpreting the provisions of the Plan or any award agreement and adopting such rules, forms, instruments and guidelines for administering the Plan as it deems necessary or proper. All actions, interpretations and determinations by the Compensation Committee are final and binding. The composition of the Compensation Committee is intended to permit the awards under the Plan to qualify for exemption under Rule 16b-3 of the Exchange Act. In addition, awards under the Plan, including annual incentive awards paid to executive officers subject to section 162(m) of the Code or covered employees, are intended to satisfy the requirements of section 162(m) to permit the deduction by us of the associated expenses for federal income tax purposes.

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

Stock Options

During the three-month period ended March 31, 2009, the Compensation Committee awarded a nonqualified option to purchase of 7,500 shares of our common stock to one employee. The nonqualified stock option granted has an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the date of the grant, and vest and become exercisable on the third anniversary of the grant date, provided that the option holder remains our employee until that date. The option will vest and become immediately exercisable upon a “change in control” of us; as such term is defined in the Plan.

Stock options represent the right to purchase shares of common stock in the future at the fair market value of the stock on the date of grant. In the event that any outstanding award expires, is forfeited, cancelled or otherwise terminated without the issuance of shares of our common stock or is otherwise settled in cash, shares of our common stock allocable to such award, including the unexercised portion of such award, shall again be available for the purposes of the Plan. If any award is exercised by tendering shares of our common stock to us, either as full or partial payment, in connection with the exercise of such award under the Plan or to satisfy our withholding obligation with respect to an award, only the number of shares of our common stock issued net of such shares tendered will be deemed delivered for purposes of determining the maximum number of shares of our common stock then available for delivery under the Plan.

A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding on December 31, 2008	993,700	$13.75
Granted	7,500	3.24
Exercised	—	—
Expired/Forfeited	(62,251)	12.07

Outstanding on March 31, 2009	938,949	$13.77

Stock-based compensation expense relating to stock options for the three months ended March 31, 2009 and 2008 totaled $475,000 and $368,000, respectively. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative expense.

A summary of the status of our issued and outstanding stock options as of March 31, 2009 is as follows:

	Outstanding			Exercisable
Exercise Price	Number Outstanding At 3/31/09	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable At 3/31/09	Weighted-Average Exercise Price
$9.50	125,000	8.61	$9.50	41,667	$9.50
$9.99	451,249	8.61	$9.99	21,249	$9.99
$13.56	57,200	8.89	$13.56	—	—
$22.34	50,000	9.05	$22.34	—	—
$23.00	75,000	9.10	$23.00	—	—
$23.88	75,000	4.14	$23.88	—	—
$23.28	10,000	4.28	$23.28	—	—
$21.68	15,000	4.31	$21.68	—	—
$19.92	26,000	4.37	$19.92	—	—
$21.10	30,000	4.40	$21.10	—	—
$5.60	17,000	4.62	$5.60	—	—
$3.24	7,500	4.79	$3.24	—	—

Total	938,949	7.86	$13.77	62,916	$9.67

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at March 31, 2009 were 7.86 years and $0, respectively. As of March 31, 2009, unrecognized compensation expense related to stock options totaled approximately $3.5 million, which will be recognized over a weighted average period of 1.82 years.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) represent the right to receive cash or shares of common stock in the future equivalent to the difference between the fair market value at the time of exercise and the strike price. The Compensation Committee awarded 109,500 SARs during 2008, which have an exercise price of $13.56, the closing price of our common stock on the NASDAQ Global Market on the date of the grant, and vest and become exercisable on the third anniversary of the grant date, provided that the holder remains our employee until that date. The SARs also provide that all unvested SARs vest and become immediately exercisable upon a “change in control” of us, as such term is defined in the Plan. The outstanding SARs issued may only be exercised for cash settlement. As of March 31, 2009 unrecognized compensation expense related to SARs totaled approximately $35,000.

	Outstanding				Exercisable
Strike Price	Number of SARs Granted	SARs Forfeited or Cancelled	SARs Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Strike Price	SARs	Weighted-Average Exercise Price
$13.56	109,500	36,000	73,500	8.89	$13.56	—	—

Total	109,500	36,000	73,500	8.89	$13.56	—	—

Restricted Stock Awards

During the three-month period ended March 31, 2009, the Compensation Committee issued 261,850 shares of restricted common stock to 15 employees, with all restrictions on transfer associated with such shares scheduled to terminate in February 2012. The restricted common stock is valued at the closing price of our common stock on the NASDAQ Global Market on the date of the grant. Restrictions on the transfer associated with vesting schedules are determined by the Compensation Committee on an individual award basis. The restrictions on the stock lapse immediately upon a “change in control” of us, as such term is defined in the Plan. Compensation expense associated with the restricted stock award is recognized on a straight-line basis over the vesting period. As of March 31, 2009, total unrecognized compensation cost related to the restricted common stock grant was approximately $890,000.

A summary of the restricted stock activity for the three months ended March 31, 2009 is as follows ($ in thousands except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards, as of December 31, 2008	20,000	$23.00
Awards	261,850	2.05
Restrictions released	—	—

Restricted stock awards, as of March 31, 2009	281,850	$3.54

11. COMMITMENTS AND CONTINGENCIES

Legal Reserves

At March 31, 2009, our Consolidated Balance Sheet included approximately $438,000 in reserve for miscellaneous legal accruals and the legal costs and expenses associated with the putative class action lawsuit filed against PennTex Illinois and Rex Operating in the United States District Court for the Southern District of Illinois. At December 31, 2008, our Consolidated Balance Sheet included $327,000 in reserve for various legal matters and proceedings. The accrual of reserves for legal matters is included in Accrued Expenses on the Consolidated Balance Sheet. The establishment of a reserve involves an estimation process that includes the advice of legal counsel and subjective judgment of management. While management believes these reserves to be adequate, it is reasonably possible that we could incur an additional loss, the amount of which is not currently estimable, in excess of the amounts currently accrued with respect to those matters in which reserves have been established. Future changes in the facts and circumstances could result in actual liability exceeding the estimated ranges of loss and the amounts accrued. Based on currently available information, we believe that it is remote that future costs related to known contingent liability exposures for legal proceedings will exceed current accruals by an amount that would have a material adverse effect on our consolidated financial position or results of operations, although cash flow could be significantly impacted in the reporting periods in which such costs are incurred.

Drilling and Development

At March 31, 2009, we had three drilling commitments in our Appalachian Basin. The first commitment requires us to drill two natural gas wells each year for the next four years. We estimate an average investment in each well to be $1.9 million for a total five year drilling commitment of $15.2 million. Our second drilling commitment requires us to drill one natural gas well by December 11, 2009 at an estimated cost of $1.9 million. Our third drilling commitment requires that we build one well location and proceed with the drilling of one vertical test well, subject to rig availability, by September 2009 at an estimated cost of $1.9 million.

Leasing

At March 31, 2009, we had three installment payment commitments on mineral interests that were previously leased. The first commitment provides that we pay $350 per mineral acre for 5,722 acres, or a total commitment of $2.0 million, in 2012. The second commitment requires that we pay $250 per mineral acre for 5,761 acres, or $1.4 million, in each of the next four years for a total commitment of $5.8 million. The third commitment requires that we pay $350 per mineral acre for 762 acres, or $267,000, in each of the next four years for a total commitment of $1.1 million. These amounts have been recorded on the balance sheet as Other Deposits and Liabilities.

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

We manage our exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. Except for contingent liabilities associated with the enforcement action initiated by the U.S. EPA and the putative class action litigation filed in the U.S. District Court of the Southern District of Illinois relating to alleged H 2 S emissions in the Lawrence Field, we know of no significant probable or possible environmental contingent liabilities.

Contract Wells

In March 2004, we purchased from Standard Steel, LLC certain contractual rights associated with various gas purchase contracts relating to 19 natural gas wells. Under the terms of the contracts, we buy 100.0% of the production from these wells from third parties at contracted, fixed prices. The prices we pay may range from $1.10 per Mcf to 55.0% of the market price, plus a $0.10 per Mcf surcharge. There is no loss on these commitments. We have recorded the gross revenue and costs in the Consolidated Statements of Operations. We sell the natural gas extracted from these contract wells to parties unrelated to these natural gas wells and contracts.

Letters of Credit

At March 31, 2009, we had posted $843,000 in various letters of credit to secure our drilling and related operations.

Lease Commitments

At March 31, 2009, we had lease commitments for three different office locations. Rent expense has been recorded in general and administrative expense for continued operations as $88,000 and $22,000 and as $9,000 and $6,000 for discontinued operations for the three-month periods ended March 31, 2009 and 2008, respectively. Lease commitments by year for each of the next five years are presented in the table below ($ in thousands).

2009 – From Continuing Operations	$338
2009 – From Discontinued Operations	2
2010	452
2011	454
2012	456
2013	479
Thereafter	—

Total	$2,181

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

The plaintiffs filed an amended motion for class certification on January 22, 2008 and PennTex Illinois and Rex Operating filed a joint motion opposing class certification on February 22, 2008. On December 19, 2008, the district court issued a preliminary ruling on certification, indicating its conclusion that several of the class action prerequisites were met and that it was likely to certify a class to adjudicate two issues relating to the emission of H2S in the putative class area, while reserving all remaining issues for subsequent individual adjudications. The district court denied the plaintiffs’ motion to certify a class in reference to the plaintiffs’ medical monitoring claim. The district court requested that the plaintiffs submit a revised class definition consistent with its order, which was submitted by the plaintiffs on January 16, 2009. On January 28, 2009, PennTex Illinois and Rex Operating filed an objection to the plaintiffs’ revised class definition and requested that the district court deny the plaintiffs’ motion for class certification.

On February 26, 2009, the district court issued an order approving the geographic scope of the plaintiffs’ revised class definition. In its order, the district court denied plaintiffs’ request to include all residents and landowners within the geographic area of the class owning property since October 17, 2006, the date the lawsuit was filed, and limited the class to only current property owners. On March 11, 2009, PennTex Illinois and Rex Operating filed a petition for leave to appeal with the United States Court of Appeals for the Seventh Circuit to appeal the district court’s class certification order on an interlocutory basis. On April 2, 2009, the United States Court of Appeals for the Seventh Circuit denied the petition for leave to appeal filed by PennTex Illinois and Rex Operating. On April 15, 2009, the plaintiffs filed a motion with the district court requesting that the court hold a status conference to determine a trial schedule for the lawsuit, including the setting of a trial date.

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

PennTex Resources—Wood Arbitration and Confirmation of Arbitration Award

PennTex Resources was a litigant in an appeal in the United States Court of Appeals for the Fifth Circuit entitled “Scott Y. Wood v. PennTex Resources, L.P., Case No. 08-20462.” The case was an appeal of a final judgment that was signed on June 27, 2008 by the United States District Court for the Southern District of Texas, Houston Division. The final judgment confirmed an award issued on August 20, 2007 by an arbitration panel convened by the American Arbitration Association in Houston, Texas. The principal claim in the arbitration proceeding was PennTex Resources’ claim that Scott Y. Wood (“Wood”), and his wholly owned corporation, ERG Illinois Holdings, Inc., should be ordered to comply with a “claim release obligation” contained in a stock purchase agreement signed in 2005 that required Wood, under certain designated circumstances, to dismiss or release the individual claims that he was prosecuting against Tsar Energy II, LLC (“Tsar”) and Richard A. Cheatham (“Cheatham”) in the 334th Judicial District Court of Harris County, Texas (the “Tsar Case”). PennTex Resources became obligated to file this arbitration proceeding seeking to enforce Wood’s “claim release obligation” by reason of an agreement that PennTex Illinois and PennTex Resources entered into on March 2, 2006 with Tsar and Cheatham in order to resolve certain procedural issues relating to the Tsar Case.

On August 20, 2007, the arbitration panel ordered Wood to promptly provide PennTex Resources with a signed release or dismissal of his claims filed in the Tsar Case and required Wood to pay PennTex Resources a total of $141,003. On September 8, 2008, Wood filed an appeal with the United States Court of Appeals for the Fifth Circuit requesting the appellate court to reverse the district court’s prior decision compelling Wood to participate in the arbitration proceeding and its order confirming the arbitration award. In connection with his appeal, Wood deposited into the registry of the district court an amount equal to the judgment against him and a fully executed release of his claims against Tsar and Cheatham. On October 10, 2008, PennTex Resources filed its response brief opposing Wood’s appeal and requesting the appellate court to affirm the district court’s final judgment against Wood. On April 23, 2009, the United States Court of Appeals for the Fifth Circuit held that the district court properly ordered Wood to arbitration and affirmed the district court’s confirmation of the arbitration award. In the event that Wood files an appeal of the decision of the United States Court of Appeals for the Fifth Circuit, we intend to continue to vigorously oppose Wood and we believe that the likelihood of an unfavorable outcome of this matter is remote.

Other

In addition to the Asset Retirement Obligation discussed in Note 3, we have withheld from distributions to certain other working interest owners amounts to be applied towards their share of those retirement costs. These amounts total $302,000 at March 31, 2009 and December 31, 2008 and are included in Other Liabilities on our consolidated balance sheet.

12. DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE

On March 24, 2009, we completed the sale of certain of our oil and gas leases, wells and related assets predominantly located in the Permian Basin in Texas and New Mexico. We received net cash proceeds of approximately $17.3 million, which may be adjusted by certain post-closing adjustments, plus the assumption of certain liabilities, based on an effective date of October 1, 2008. Upon closing of the sale, we used the proceeds to pay down our long-term borrowings on our line of credit.

Pursuant to the accounting rules for discontinued operations, these assets were classified as Assets Held for Sale on our Balance Sheet as of December 31, 2008, and results of operations are reflected in discontinued operations in our Consolidated Statements of Operations. At March 31, 2009, we recorded a loss on sale of assets of approximately $425,000 in our Consolidated Statement of Operations. Upon closing of the sale, we recorded severance wages in discontinued operations of approximately $167,000 for our former employees in the Southwest Region. Summarized financial information for discontinued operations is set forth in the table below, and does not reflect the costs of certain services provided. Such costs, which were not allocated to the discontinued operations, were for services, including legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	Three Months Ended March 31, ($ in Thousands Except Per Share Data)
	2009	2008
Revenues:
Oil and Gas Sales	$193	$1,953
Other Revenue	—	82

Total Operating Revenue	193	2,035

Costs and Expenses:
Production and Lease Operating Expense	237	443
General and Administrative Expense	(97)	266
Exploration Expense of Oil and Gas Properties	—	1,135
Depreciation, Depletion, Amortization and Accretion	—	688
Loss on Sale of Oil and Gas Properties	—	41
Unrealized Gain on Derivatives	(558)	—
Other Income	—	(1)

Total Costs and Expenses	(418)	2,572

Income (Loss) from Discontinued Operations Before Income Taxes	611	(537)
Income Tax Expense (Benefit)	288	(244)

Income (Loss) From Discontinued Operations, net of taxes	$323	$(293)

Earnings per Common Share:
Basic and Diluted Income (Loss)	$0.01	$(0.01)
Production:
Crude Oil (Bbls)	7,507	12,669
Natural Gas (Mcf)	61,661	92,495

Total (BOE)	17,784	28,085

13. SUBSEQUENT EVENTS

On April 24, 2009, we entered into a Third Amendment to Credit Agreement with KeyBank National Association (“KeyBank”), as Administrative Agent, and the other lenders thereto (the “Third Amendment”). The Third Amendment is effective as of April 20, 2009 and amends certain provisions of our senior credit facility entered into on September 28, 2007, as amended by the First Amendment to Credit Facility, entered into on April 14, 2008, and the Second Amendment to Credit Facility, entered into on January 5, 2009.

The Third Amendment provides that the borrowing base under our senior credit facility of $80 million will remain in effect until the next borrowing base re-determination date. In addition, the Third Amendment amended the borrowing base utilization grid in the definition of “Alternate Base Rate.” The revised borrowing base utilization grid increases the margin interest rate for Eurodollar loans from a range of 1.00% to 1.75% per annum to a range of 1.75% to 2.50% per annum, increases the base margin interest rate from a set rate of 0.5% per annum to a range of 0.5% to 1.250% per annum, and increases the unused commitment fee rate from a range of 0.25% to 0.375% per annum to a range of 0.375% to 0.5% per annum. Rates charged from time to time under the borrowing base utilization grid within each applicable range are determined by our percentage of utilization of the then established borrowing base.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K and the unaudited financial statements included elsewhere herein.

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

Results of Continuing Operations

	For the Three Months Ended March 31,
	2009	2008
Production:
Oil (Bbls)	181,183	188,695
Natural gas (Mcf)	306,631	243,554

Total (BOE)[a]	232,288	229,287
Average daily production:
Oil (Bbls)	2,013	2,074
Natural gas (Mcf)	3,407	2,676

Total (BOE)[a]	2,581	2,520
Average sales prices:
Oil (per Bbl)	$39.85	$92.93
Natural gas (per Mcf)	$5.15	$8.67

Total (per BOE)[a]	$37.88	$85.69
Average NYMEX prices[b]:
Oil (per Bbl)	$43.18	$97.90
Natural gas (per Mcf)	$4.49	$8.83
[a] Natural gas is converted at the rate of six Mcf to one BOE and oil is converted at a rate of one Bbl to one BOE [b] Based upon the average of bid week prompt month prices

	Production and Revenue by Basin
	For Three Months Ended March 31,
	2009	2008
Appalachian
Revenues – Natural Gas	$1,577,786	$2,111,608
Volumes (MCF)	306,631	243,554
Average Price	$5.15	$8.67
Illinois
Revenues – Oil	$7,220,444	$17,535,632
Volumes (BBL)	181,183	188,695
Average Price	$39.85	$92.93

	Other Performance Measurements From Continuing Operations
	For Three Months Ended March 31,
	2009	2008
EBITDAX $	$8,700	$7,339
LOE per BOE $	$22.19	$27.15
G&A as a Percentage of Operating Revenue(a)	29.8%	19.6%
(a) Operating revenue calculation for 2009 excludes approximately $4.6 million in net proceeds from the early settlement of oil derivatives related to 2011.

General Overview

Operating revenue increased 4.7% for the first quarter of 2009 over the same period in 2008. This increase is primarily due to realized gains on derivative activity of approximately $4.6 million, which was due to the early redemption of certain oil hedges relating to production in 2011. Also contributing to the increase in revenue was higher production in the first quarter of 2009 when compared to the first quarter of 2008, an increase of approximately 1.3%, or 3,001 BOE. These increases were partially offset by significantly lower commodity prices when compared to the first quarter of 2008. Average sales price per BOE in the first quarter of 2009 was $37.88 as compared to $85.69 in the first quarter of 2008, a decrease of $47.81 per BOE, or 55.8%.

Operating expenses increased $2.1 million, or 14.5%, for the first quarter of 2009 as compared to the same period in 2008. Operating expenses are primarily comprised of production expenses, general and administrative expenses, exploration expenses, gains and losses on the disposal of assets and depreciation, depletion, amortization, and accretion (“DD&A”) expenses. The increase in operating expenses can be attributed to increases in G&A expenses, loss on disposal of assets, exploration expenses and DD&A expenses. The increase in G&A expense can be attributed to higher wages and benefits due to increased headcount when compared to the prior year. Higher exploration expenses were incurred due to expenses associated with reservoir characterization and geological modeling. We also incurred a loss on disposal of assets during the quarter, which was attributable to the closing of the sale of our Southwest Region assets. The increase in our DD&A expenses can be primarily explained by the downward revision in the estimated lives of our proved reserves at December 31, 2008. We calculate our depletion on a units-of-production basis, which accelerated in relation to our lower proved reserves base.

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

EBITDAX increased approximately $1.4 million to $8.7 million for the three-month period ended March 31, 2009 as compared to the same period in 2008. The increase in EBITDAX can be primarily attributed to higher production, increased realized gains on derivatives and lower lease operating expenses partially offset by lower commodity prices and increased G&A expenses.

LOE per BOE measures the average cost of extracting oil and natural gas from our basin reserves during the period. This measurement is also commonly referred to in the industry as our “lifting cost”. It represents the average cost of extracting one barrel of oil equivalent from our oil and natural gas reserves in the ground. LOE per BOE decreased by $4.96 for the three months ended March 31, 2009 as compared to the same period in 2008. The expenses decreased as a result of several cost reduction measures implemented during the fourth quarter of 2008.

G&A expenses as a percentage of operating revenue measures overhead costs associated with our management and operations. G&A expenses as a percentage of revenue increased to approximately 29.8% for the three-month period ended March 31, 2009, as compared to 19.6% for the same period in 2008. The increase in G&A expenses as a percentage of revenue was primarily due to a decrease in operating revenue, which was a function of lower commodity prices, and an increase in the number of employees as compared to the prior year. A significant portion of the increase in G&A expenses can also be attributed to non-cash compensation expenses, which totaled approximately $475,000 for the first quarter of 2009 compared to $368,000 during the same period in 2008.

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008.

Oil and gas revenue for the three-month periods ended March 31, 2009 and 2008 ($ in thousands) is summarized in the following table:

	For Three Months Ended March 31,
	2009	2008	Change	%
Oil and Gas Revenues:
Oil sales revenue	$7,220	$17,535	$(10,315)	(58.8)%
Oil derivatives realized(a)	3,263	(3,273)	6,536	199.7%

Total oil revenue	$10,483	$14,262	$(3,779)	(26.5)%
Gas sales revenue	$1,578	$2,112	$(534)	(25.3)%
Gas derivatives realized	509	(8)	517	6,462.5%

Total gas revenue	$2,087	$2,104	$(17)	(0.8)%
Consolidated sales	$8,798	$19,647	$(10,849)	(55.2)%
Consolidated derivatives realized	3,772	(3,281)	7,053	215.0%

Total oil and gas revenue	$12,570	$16,366	$(3,796)	(23.2)%
Total BOE Production	232,288	229,287	3,001	1.3%
Average Realized Price per BOE	$54.11	$71.38	$(17.27)	(24.2)%

(a)	2009 Oil derivatives realized excludes approximately $4.6 million in proceeds that were received upon the early settlement of oil hedges relating to the 2011 calendar year.

Average realized price received for oil and gas during the first quarter of 2009 was $54.11 per BOE, a decrease of 24.2%, or $17.27 per BOE, from the same quarter in 2008. The average price for oil, after the effect of derivative activities, decreased 23.5%, or $17.73 per barrel, to $57.86 per barrel. The average price for natural gas, after the effect of derivative activities, decreased 21.2%, or $1.83 per Mcf, to $6.81 per Mcf. Our derivative activities effectively increased net realized price by $16.24 per BOE in the first quarter of 2009 and decreased net realized prices by $14.31 per BOE in the first quarter of 2008.

Production volumes in the first quarter of 2009 increased 1.3% from the first quarter of 2008 primarily due to the continued success of our drilling and development programs throughout 2008 as well as inclement weather and flooding in the Illinois Basin during the first quarter of 2008, which adversely affected production and development projects. Our production for the first quarter of 2009 averaged approximately 2,581 BOE per day, of which 78.0% was attributable to oil and 22.0% to natural gas.

Other operating revenue for the three months ended March 31, 2009 and March 31, 2008 were approximately $32,000. We generate other operating revenue from various activities such as revenue from the transportation of third-party natural gas in the Appalachian Basin.

Production and lease operating expenses decreased approximately $1.1 million, or 17.2%, in the first quarter of 2009 from the same period in 2008. These expenses have decreased year-over-year primarily due to decreased activity levels, primarily in the Illinois Basin, and several cost reduction measures implemented during the fourth quarter of 2008 to mitigate discretionary spending and to lower overall operating expenses.

General and administrative expenses for the first quarter of 2009 increased approximately $545,000, or 17.0%, to $3.8 million from the same period in 2008. These expenses have increased year-over-year primarily due to wages and benefits, which is attributable to an increase in the number of employees when compared to the same period in the prior year. Also contributing to the increase are non-cash compensation expenses, which totaled $475,000 during the first quarter of 2009, an increase of $108,000, or 29.3%, when compared to the first quarter of 2008.

Gain (loss) on sale of oil and gas properties for the three months ended March 31, 2009 was approximately a loss of $428,000 as compared to a gain of $42,000 for the same period in 2008. The loss recognized during the first quarter of 2009 was primarily due to the sale of our Southwest Region assets in Texas and New Mexico.

Exploration expense of oil and gas properties for the first quarter of 2009 increased approximately $784,000 from expense of $298,000 for the same period in 2008. This increase is primarily due to seismic acquisition and processing costs associated with our Marcellus Shale acreage in the Appalachian Basin.

Depreciation, depletion, amortization, and accretion (“DD&A”) expenses for the three months ended March 31, 2009 increased approximately $1.4 million, or 28.7%, from $4.8 million for the same period in 2008. This increase is directly attributable to the decrease in our proved reserves as of December 31, 2008. We calculate our depletion on a units-of-production basis, which accelerated in relation to our lower proved reserves base.

Interest expense, net of interest income, for the three months ended March 31, 2009 was approximately $395,000 as compared to $429,000 for the same period in 2008. The decrease of $34,000 was primarily due to the decrease in the average balance of our long-term debt, lines of credit, and other loans and notes payable.

Unrealized loss on oil and gas derivatives includes a loss of approximately $2.7 million for the first quarter of 2009 as compared to a loss of $13.0 million for the same period in 2008. These changes were attributable to the volatility of oil and gas commodity prices in the marketplace along with changes in our portfolio of outstanding collars and swap derivatives. Unrealized losses from derivative activities generally reflect higher oil and gas prices in the marketplace than were in effect at the end of the last period while unrealized gains would suggest the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market.

Other income (expense) was an expense of approximately $45,000 in the first quarter of 2009 as compared to income of approximately $4,000 for the same period in 2008. This decrease was primarily due to the write-down of several items in our physical yard inventories.

Net income tax (benefit) decreased by approximately $3.4 million in the first quarter of 2009 to $1.2 million as compared to $4.6 million for the same period in 2008. The decrease was primarily due to the decrease in the loss from continuing operations before taxes. This decrease was partially offset by an increase in the effective tax rate when compared to 2008. The increased effective tax rate can be attributed to state income taxes and the true-up of year-end deferred assets and liabilities.

Net loss after income taxes for the three months ended March 31, 2009 was $1.3 million as compared to a net loss of $6.9 million for the same period in 2008, an decrease of approximately $5.6 million. The decrease was caused by our unrealized losses on derivatives, which were significantly lower during the first quarter of 2009 than the same period in 2008 and can be attributed to a decrease in oil and gas prices.

Capital Resources and Liquidity

Our primary needs for cash are for exploration, development and acquisition of oil and gas properties. During the first three months of 2009, $13.3 million of capital was expended on drilling projects, facilities and related equipment and acquisitions of unproved acreage. The capital program was funded by net cash flow from operations, proceeds from borrowings, and with proceeds from the sale of our Southwest Region assets. The 2009 capital budget of $48.6 million is expected to continue to be funded primarily by cash flow from operations and from borrowings under our Senior Credit Facility. We currently believe we have sufficient liquidity and cash flow to meet our obligations for the next twelve months; however, a significant continuation of depressed oil and gas prices or reduction in production or reserves could adversely affect our ability to fund capital expenditures and meet our financial obligations. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may issue additional shares of stock, subordinated notes or other debt securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

Financial Condition and Cash Flows for the Three Months Ended March 31, 2009 and 2008

The following table summarizes our sources and uses of funds for the periods noted:

	Three Months Ended March 31, ($ in Thousands)
	2009	2008
Cash flows provided by operations	$2,921	$9,246
Cash flows provided by (used in) investing activities	3,989	(18,777)
Cash flows provided by (used in) financing activities	(10,000)	11,015

Net increase (decrease) in cash and cash equivalents	$(3,090)	$1,484

Net cash provided by operating activities decreased by approximately $6.3 million in the first three months of 2009 over the same period in 2008. The decrease in 2009 was affected by a combination of factors, but primarily due to decreased commodity prices; partially offset by decreased lease operating expenses and an increase in realized gains from derivatives. Average prices decreased from $85.69 per BOE in the first three months of 2008 to $37.88 per BOE in the first three months of 2009.

Net cash provided by (used in) investing activities increased by approximately $22.8 million, or 121%, from the first three months of 2008 to cash provided of $4.0 million in the first three months of 2009. This change was primarily the result of the proceeds received from the sale of our Southwest Region assets as well as a decrease in oil and gas property development activities.

Net cash provided (used in) by financing activities decreased by approximately $21.0 million, or 191%, from the first three months of 2008 to cash used of $10.0 million in the first three months of 2009. The decrease is due to the net repayment of long-term borrowings during the first quarter of 2009 of approximately $10.0 million compared with net proceeds from long-term borrowings of approximately $11.0 million in the first quarter of 2008.

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

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended March 31, 2009, there were no material changes to the critical accounting policies previously reported by us in our Annual Report on Form 10-K for the year ended December 31, 2008. We discuss critical recently adopted and issued accounting standards in Item 1. Financial Statements—Note 4, “Recently Issued Accounting Pronouncements.”

Non-GAAP Financial Measures

EBITDAX

“EBITDAX” means, for any period, the sum of net income for such period plus the following expenses, charges or income to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, depletion, amortization, unrealized losses from financial derivatives, exploration expenses and other similar non-cash charges, minus all non-cash income, including but not limited to, income from unrealized financial derivatives, added to net income. EBITDAX, as defined above, is used as a financial measure by our management team and by other users of its financial statements, such as our commercial bank lenders

EBITDAX is not a calculation based on GAAP financial measures and should not be considered as an alternative to net income (loss) in measuring our performance, nor should it be used as an exclusive measure of cash flow, because it does not consider the impact of working capital growth, capital expenditures, debt principal reductions, and other sources and uses of cash, which are disclosed in our statements of cash flows.

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

The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented ($ in thousands):

	Three Months Ended March 31,
	2009	2008
Net Loss From Continuing Operations:	$(1,349)	$(6,882)
Add Back Depletion, Depreciation, Amortization and Accretion	6,171	4,795
Add Back Non-Cash Compensation Expense	475	368
Add Back Interest Expense	396	436
Add Back Exploration & Impairment Expenses	1,082	298
Less Interest Income	(1)	(7)
Add Back (Gain) Losses on Disposal of Assets	428	(42)
Add Back Unrealized Losses from Financial Derivatives	2,701	12,999
Less Income Tax Benefit	(1,203)	(4,626)

EBITDAX From Continuing Operations	$8,700	$7,339
Add EBITDAX From Discontinued Operations	53	1,327

EBITDAX	$8,753	$8,666

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

For the three-month period ended March 31, 2009, the net realized gain on oil and natural gas derivatives was approximately $8.3 million as compared to a net realized loss of approximately $3.3 million for the comparable period in 2008. Included in the net realized gain in 2009 are cash settlements of approximately $4.6 million which resulted from the early settlement of certain oil hedges related to production in 2011. These gains and losses are reported as net realized gain (loss) on derivatives in our Consolidated Statements of Operations.

For the three-month periods ended March 31, 2009 and 2008, the net unrealized gain (loss) on oil and natural gas derivatives was a loss of approximately $2.7 million and a loss of $13.0 million, respectively. The net unrealized losses are reported as net unrealized losses on derivatives in our Consolidated Statements of Operations.

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

For a summary of our current oil and natural gas derivative positions at March 31, 2009 refer to Note 7 of our Consolidated Financial Statements, “Fair Value of Financial Instruments and Derivative Instruments”.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to various risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decline significantly, revenues and cash flow would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. We have designed our hedging policy to reduce the risk of price volatility for our production in the natural gas and crude oil markets. Our risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments that we use include swaps and collars. The volume of derivative instruments that we may use is governed by the risk management policy and can vary from year to year, but under most circumstances will apply to only a portion of our current and anticipated production and provides only partial price protection against declines in oil and natural gas prices. We are exposed to market risk on our open contracts, to the extent of changes in market prices of oil and natural gas. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the hedges. See also the discussion above under “Item 2.—Volatility of Oil and Natural Gas Prices.”

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and prime rate based, as determined by our lenders, and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

Item 4.	Controls And Procedures.

Based on management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The information contained in Part I, Item 1, Note 11, “Commitments and Contingencies—Litigation and Legal Proceedings” in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

During the quarter ended March 31, 2009, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.	Exhibits.

Exhibit Number	Exhibit Title
3.1**	Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.2**	Amendment to Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.3**	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.1**	Second Amendment to Credit Agreement, effective December 23, 2008, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 9, 2009).

10.2**	Letter Agreement, dated as of March 9, 2009, by and between Rex Energy I, LLC and Adventure Exploration Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 13, 2009).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.
**	Incorporated by reference hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REX ENERGY CORPORATION
(Registrant)

Date: May 6, 2009	By:	/s/ Benjamin W. Hulburt
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2009	By:	/s/ Thomas C. Stabley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1**	Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.2**	Amendment to Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.3**	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.1**	Second Amendment to Credit Agreement, effective December 23, 2008, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 9, 2009).

10.2**	Letter Agreement, dated as of March 9, 2009, by and between Rex Energy I, LLC and Adventure Exploration Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 13, 2009).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.
**	Incorporated by reference hereto.