Form 10-K/A
period 2008-12-31
REX ENERGY CORP
filed 2009-10-09
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends Rex Energy Corporation’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original 10-K”) which was filed with the Securities and Exchange Commission (the “Commission”) on March 11, 2009. The Company is filing this Amendment for the sole purposes of (i) including in the Exhibit Index to the Amendment reference to that certain letter regarding crude oil purchase, dated as of February 27, 2008, by and between the Company and Countrymark Cooperative (the “Countrymark Letter”), which was filed with the Commission as Exhibit 10.1 to the Company’s Amendment No. 1 to Form S-3 on July 17, 2009 and (ii) revising the Company’s disclosure to add additional disclosure to the second full paragraph on page 11 of the Amendment under Part 1 – Item 1. Business – Marketing and Customers, to reference the Countrymark Letter and reflect that the price pursuant to which the Company sells its oil to Countrymark is pursuant to the terms of the Countrymark Letter.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the original filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original 10-K, or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above. This Amendment should be read in conjunction with the Company’s filings with the Commission made subsequent to the date of the original filing.

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

In the Illinois Basin, we store the oil produced at well site tanks and sell our oil to Countrymark Cooperative, LLP, a local refinery, currently at a premium to the basin-posted prices. The price we receive for all the oil we sell to Countrymark Cooperative, LLP is set forth in a letter agreement between us and Countrymark Cooperative, LLP. This premium is provided to us due to our significant size in the basin relative to other local producers. The oil is purchased at our tank facilities from the refiner and trucked to refinery facilities. While a portion of our oil in the Illinois Basin is sold through an offload facility, a majority of the oil is sold to Countrymark Cooperative, LLP pursuant to the terms of our letter agreement with Countrymark Cooperative, LLP, which currently runs through April 30, 2010. The revenue we derived from our sales to Countrymark Cooperative, LLP for the year ended December 31, 2008 constituted approximately 88% of our oil and natural gas sales revenue from continuing operations for such period. As such, we are currently significantly dependent on the creditworthiness of Countrymark Cooperative, LLP. Please read “Item 1A Risk Factors—We depend on a relatively small number of customers for a substantial portion of our revenue. The inability of one or more of our purchasers to meet their obligations or the loss of our market with Countrymark Cooperative, LLP, in particular, may adversely affect our financial results.”

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

As of December 31, 2008, we have substantially met all requirements of the consent decree. In a letter dated February 8, 2008, the U.S. EPA, in consultation with the Illinois EPA, approved our proposed plan and schedule for implementing our H 2S control measures in the Lawrence Field. Throughout 2008, we implemented the operating and maintenance procedures and completed the installation of all control measures in accordance with the schedule approved by the U.S. EPA.

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

The plaintiffs filed an amended motion for class certification on January 22, 2008. PennTex Illinois and Rex Operating filed a joint motion opposing class certification on February 22, 2008, and various supplements were filed by both parties after that date. On December 19, 2008, the district court issued a preliminary ruling on certification, indicating its conclusion that several of the class action prerequisites were met and that it was likely to certify a class to adjudicate two issues relating to the emission of H 2S in the putative class area, while reserving all remaining issues for subsequent individual adjudications. The district court denied the plaintiffs’ motion to certify a class in reference to the plaintiffs’ medical monitoring claim. The district court requested that the plaintiffs submit a revised class definition consistent with its order, which was submitted by the plaintiffs on January 16, 2009. On January 28, 2009, the defendants filed an objection to the plaintiffs’ revised class definition and requested that the district court deny the plaintiffs’ motion for class certification.

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

(a)(3) Exhibits.

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger among New Albany-Indiana, LLC, Rex Energy III LLC, Rex Energy I, LLC and Rex Energy Corporation (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

2.2	Agreement and Plan of Merger among Douglas Oil & Gas Limited Partnership, Douglas Westmoreland Limited Partnership, Midland Exploration Limited Partnership, Rex Energy Limited Partnership, Rex Energy II Limited Partnership, Rex Energy II Alpha Limited Partnership, Rex Energy Royalties Limited Partnership, Rex Energy I, LLC and Rex Energy Corporation (incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

2.3	Contribution Agreement among Lance T. Shaner, Benjamin W. Hulburt, Michael J. Carlson, Jack Shawver, Thomas F. Shields, Thomas C. Stabley, Christopher K. Hulburt, PennTex Energy Inc. and Rex Energy Corporation (incorporated by reference to Exhibit 2.3 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

3.1	Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.2	Amendment to Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

Exhibit Number	Exhibit Title
3.3	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

4.1	Form of Specimen Common Stock Certificate of Rex Energy Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

4.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

10.1+	Rex Energy Corporation 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1/A filed on June 11, 2007).

10.2+	Amended and Restated Employment Agreement by and between Jack S. Shawver and Rex Energy Operating Corp. dated May 18, 2006 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No.
333-142430) as filed with the SEC on April 27, 2007).

10.3	Consent Decree (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.4	Independent Direct Agreement with John A. Lombardi dated April 1, 2007 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.5	Service Provider Agreement, dated April 1, 2007, between Shaner Hotel Group Limited Partnership and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

10.6	Service Level Agreement, dated April 13, 2007, between Shaner Hotel Group Limited Partnership and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

10.7	Letter Agreement, dated April 13, 2007, between Shaner Hotel Group Limited Partnership and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

10.8	Lease Agreement, dated September 1, 2006, between Shaner Brothers, LLC and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.9	Promissory Note, dated September 1, 2006, by Rex Energy Operating Corp. to Shaner Brothers, LLC. (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.10	Summary of oral month-to-month administrative services agreement between Shaner Solutions Limited Partnership and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.11	Summary of oral month-to-month agreement regarding use of airplane between Charlie Brown Air Corp. and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

Exhibit Number	Exhibit Title
10.12	Summary of oral working capital loan agreement between Lance T. Shaner and PennTex Resources Illinois, Inc. (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.13	Amended and Restated Limited Liability Company Agreement, dated June 21, 2007, of L&B Air LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.14	Amended and Restated Limited Partnership Agreement, dated June 21, 2007, of Charlie Brown II Limited Partnership (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.15	Promissory Note, dated June 21, 2007, by Rex Energy Operating Corp. to Lance T. Shaner (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.16	First Amended and Restated Aircraft Joint Ownership and Management Agreement, dated June 21, 2007, between Charlie Brown Air Corp. and Charlie Brown II Limited Partnership (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.17+	Employment Agreement by and between Benjamin W. Hulburt and Rex Energy Operating Corp. dated August 1, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on August 7, 2007).

10.18+	Employment Agreement by and between Thomas F. Shields and Rex Energy Operating Corp. dated August 1, 2007 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the SEC on August 7, 2007).

10.19+	Employment Agreement by and between Thomas C. Stabley and Rex Energy Operating Corp. dated August 1, 2007 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K as filed with the SEC on August 7, 2007).

10.20+	Employment Agreement by and between Christopher K. Hulburt and Rex Energy Operating Corp. dated August 1, 2007 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K as filed with the SEC on August 7, 2007).

10.21+	Employment Agreement by and between William L. Ottaviani and Rex Energy Operating Corp. dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on August 7, 2008).

10.22	Credit Agreement, dated as of September 28, 2007, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, BNP Paribas, as Syndication Agent, Sovereign Bank, as Documentation Agent and The Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on October 3, 2007).

10.23	Guaranty and Collateral Agreement, dated as of September 28, 2007, made by Rex Energy Corporation and each of the other grantors (as defined therein) in favor of KeyBank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the SEC on October 3, 2007).

10.24	Independent Director Agreement by and between Rex Energy Corporation and Daniel J. Churay effective as of October 19, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 19, 2007).

10.25	Independent Director Agreement by and between Rex Energy Corporation and John W. Higbee effective as of October 17, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 19, 2007).

10.26	Rex Energy Corporation Director Compensation Plan Effective As of January 1, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 11, 2007).

Exhibit Number	Exhibit Title
10.27	Amended and Restated Separation Agreement dated February 29, 2008 between Rex Energy Operating Corp. and Thomas F. Shields (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 3, 2008).

10.28+	Form of Nonqualified Stock Option Award Agreement for employee common stock option awards under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.29	Form of Nonqualified Stock Option Award Agreement for non-employee director common stock option awards under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.30+	Form of Stock Appreciation Right Award Agreement under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.31+	Form of Restricted Stock Award Agreement under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2008).

10.32	First Amendment to Credit Agreement, effective as of April 14, 2008, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K field with the SEC on April 18, 2008).

10.33	Purchase Agreement, dated December 23, 2008, by and between Rex Energy I, LLC and Adventure Exploration Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.34	Second Amendment to Credit Agreement, effective December 23, 2008, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 9, 2009).

10.35*	Operating Agreement of Charlie Brown Air II, LLC dated as of June 26, 2008.

10.36	Letter regarding crude oil purchase, dated as of February 27, 2008, by and between Rex Energy Corporation and CountryMark Cooperative (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC) (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-159802) as filed with the SEC on July 17, 2009).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Malin, Bergquist & Company, LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

23.3	Consent of Schlumberger Technology Corporation.

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.
+	Indicates management contract or compensation plan or arrangement.

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

Dated: October 9, 2009

REX ENERGY CORPORATION

By:	/s/ BENJAMIN W. HULBURT
Benjamin W. Hulburt
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger among New Albany-Indiana, LLC, Rex Energy III LLC, Rex Energy I, LLC and Rex Energy Corporation (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

2.2	Agreement and Plan of Merger among Douglas Oil & Gas Limited Partnership, Douglas Westmoreland Limited Partnership, Midland Exploration Limited Partnership, Rex Energy Limited Partnership, Rex Energy II Limited Partnership, Rex Energy II Alpha Limited Partnership, Rex Energy Royalties Limited Partnership, Rex Energy I, LLC and Rex Energy Corporation (incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

2.3	Contribution Agreement among Lance T. Shaner, Benjamin W. Hulburt, Michael J. Carlson, Jack Shawver, Thomas F. Shields, Thomas C. Stabley, Christopher K. Hulburt, PennTex Energy Inc. and Rex Energy Corporation (incorporated by reference to Exhibit 2.3 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

3.1	Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.2	Amendment to Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.3	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

4.1	Form of Specimen Common Stock Certificate of Rex Energy Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

4.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

10.1+	Rex Energy Corporation 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1/A filed on June 11, 2007).

10.2+	Amended and Restated Employment Agreement by and between Jack S. Shawver and Rex Energy Operating Corp. dated May 18, 2006 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.3	Consent Decree (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.4	Independent Direct Agreement with John A. Lombardi dated April 1, 2007 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.5	Service Provider Agreement, dated April 1, 2007, between Shaner Hotel Group Limited Partnership and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

10.6	Service Level Agreement, dated April 13, 2007, between Shaner Hotel Group Limited Partnership and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

10.7	Letter Agreement, dated April 13, 2007, between Shaner Hotel Group Limited Partnership and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.8	Lease Agreement, dated September 1, 2006, between Shaner Brothers, LLC and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.9	Promissory Note, dated September 1, 2006, by Rex Energy Operating Corp. to Shaner Brothers, LLC. (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.10	Summary of oral month-to-month administrative services agreement between Shaner Solutions Limited Partnership and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.11	Summary of oral month-to-month agreement regarding use of airplane between Charlie Brown Air Corp. and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.12	Summary of oral working capital loan agreement between Lance T. Shaner and PennTex Resources Illinois, Inc. (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.13	Amended and Restated Limited Liability Company Agreement, dated June 21, 2007, of L&B Air LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.14	Amended and Restated Limited Partnership Agreement, dated June 21, 2007, of Charlie Brown II Limited Partnership (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.15	Promissory Note, dated June 21, 2007, by Rex Energy Operating Corp. to Lance T. Shaner (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.16	First Amended and Restated Aircraft Joint Ownership and Management Agreement, dated June 21, 2007, between Charlie Brown Air Corp. and Charlie Brown II Limited Partnership (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.17+	Employment Agreement by and between Benjamin W. Hulburt and Rex Energy Operating Corp. dated August 1, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on August 7, 2007).

10.18+	Employment Agreement by and between Thomas F. Shields and Rex Energy Operating Corp. dated August 1, 2007 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the SEC on August 7, 2007).

10.19+	Employment Agreement by and between Thomas C. Stabley and Rex Energy Operating Corp. dated August 1, 2007 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K as filed with the SEC on August 7, 2007).

10.20+	Employment Agreement by and between Christopher K. Hulburt and Rex Energy Operating Corp. dated August 1, 2007 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K as filed with the SEC on August 7, 2007).

10.21+	Employment Agreement by and between William L. Ottaviani and Rex Energy Operating Corp. dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on August 7, 2008).

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.22	Credit Agreement, dated as of September 28, 2007, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, BNP Paribas, as Syndication Agent, Sovereign Bank, as Documentation Agent and The Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on October 3, 2007).

10.23	Guaranty and Collateral Agreement, dated as of September 28, 2007, made by Rex Energy Corporation and each of the other grantors (as defined therein) in favor of KeyBank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the SEC on October 3, 2007).

10.24	Independent Director Agreement by and between Rex Energy Corporation and Daniel J. Churay effective as of October 19, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 19, 2007).

10.25	Independent Director Agreement by and between Rex Energy Corporation and John W. Higbee effective as of October 17, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 19, 2007).

10.26	Rex Energy Corporation Director Compensation Plan Effective As of January 1, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 11, 2007).

10.27	Amended and Restated Separation Agreement dated February 29, 2008 between Rex Energy Operating Corp. and Thomas F. Shields (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 3, 2008).

10.28+	Form of Nonqualified Stock Option Award Agreement for employee common stock option awards under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.29	Form of Nonqualified Stock Option Award Agreement for non-employee director common stock option awards under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.30+	Form of Stock Appreciation Right Award Agreement under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.31+	Form of Restricted Stock Award Agreement under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2008).

10.32	First Amendment to Credit Agreement, effective as of April 14, 2008, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K field with the SEC on April 18, 2008).

10.33	Purchase Agreement, dated December 23, 2008, by and between Rex Energy I, LLC and Adventure Exploration Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.34	Second Amendment to Credit Agreement, effective December 23, 2008, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 9, 2009).

10.35*	Operating Agreement of Charlie Brown Air II, LLC dated as of June 26, 2008.

10.36	Letter regarding crude oil purchase, dated as of February 27, 2008, by and between Rex Energy Corporation and CountryMark Cooperative (confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC) (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-159802) as filed with the SEC on July 17, 2009).

21.1*	Subsidiaries of the Registrant.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
23.1*	Consent of Malin, Bergquist & Company, LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

23.3	Consent of Schlumberger Technology Corporation.

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.
+	Indicates management contract or compensation plan or arrangement.