Form 10-Q
period 2009-09-30
REX ENERGY CORP
filed 2009-11-06
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

36,817,812 common shares were outstanding on November 5, 2009.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD SEPTEMBER 30, 2009

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	adverse economic conditions in the United States and globally;

•	the difficult and adverse conditions in the domestic and global capital and credit markets;

•	domestic and global demand for oil and natural gas;

•	sustained declines in the prices we receive for our oil and natural gas adversely affecting our operating results and cash flow;

•	the effects of government regulation, permitting and other legal requirements;

•	the quality of our properties with regard to, among other things, the existence of reserves in economic quantities;

•	uncertainties about the estimates of our oil and natural gas reserves;

•	our ability to increase our production and oil and natural gas income through exploration and development;

•	our ability to successfully apply horizontal drilling techniques and tertiary recovery methods;

•	the number of well locations to be drilled, the cost to drill and the time frame within which they will be drilled;

•	drilling and operating risks;

•	the availability of equipment, such as drilling rigs and transportation pipelines;

•	changes in our drilling plans and related budgets;

•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity; and

•	other factors discussed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission.

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

Item 1.	Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except per Share Amounts)

	September 30, 2009 (unaudited)	December 31, 2008
ASSETS
Current Assets
Cash and Cash Equivalents	$4,741	$7,046
Accounts Receivable	9,589	5,840
Short-Term Derivative Instruments	2,304	8,153
Current Deferred Tax Asset	691	—
Inventory, Prepaid Expenses and Other	1,195	3,068

Total Current Assets	18,520	24,107
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	200,437	185,108
Unevaluated Oil and Gas Properties	76,417	65,564
Other Property and Equipment	23,352	19,388
Wells and Facilities in Progress	29,158	29,629
Pipelines	5,166	3,457

Total Property and Equipment	334,530	303,146
Less: Accumulated Depreciation, Depletion and Amortization	(70,018)	(53,288)

Net Property and Equipment	264,512	249,858
Assets Held for Sale	—	18,852
Other Assets – Net	147	122
Intangible Assets – Net	1,227	1,506
Investment in RW Gathering	516	—
Long-Term Derivative Instruments	2,030	7,561

Total Assets	$286,952	$302,006

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$9,943	$7,180
Accrued Expenses	6,165	7,388
Short-Term Derivative Instruments	3,131	—
Current Deferred Tax Liability	—	2,785

Total Current Liabilities	19,239	17,353
Senior Secured Line of Credit and Long-Term Debt	15,056	15,000
Long-Term Derivative Instruments	1,924	1,476
Long-Term Deferred Tax Liability	7,756	11,995
Other Deposits and Liabilities	5,799	7,322
Liabilities Related to Assets Held for Sale	—	1,838
Future Abandonment Cost	16,166	15,174

Total Liabilities	$65,940	$70,158
Commitments and Contingencies (See Note 11)
Owners’ Equity
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 36,817,812 shares issued and outstanding on September 30, 2009 and 36,589,712 shares issued and outstanding on December 31, 2008.	37	37
Additional Paid-In Capital	291,945	291,133
Accumulated Deficit	(70,970)	(59,322)

Total Owners’ Equity	221,012	231,848

Total Liabilities and Owners’ Equity	$286,952	$302,006

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, $ and Shares in Thousands, Except per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
OPERATING REVENUE
Oil and Natural Gas Sales	$13,012	$25,275	$33,326	$70,765
Other Revenue	43	29	100	93

TOTAL OPERATING REVENUE	13,055	25,304	33,426	70,858
OPERATING EXPENSES
Production and Lease Operating Expense	5,660	7,637	16,050	20,416
General and Administrative Expense	2,799	3,759	10,942	10,882
Loss on Disposal of Assets	17	6,274	417	6,426
Impairment Expense	477	—	865	—
Exploration Expense	370	1,113	1,204	2,395
Depreciation, Depletion, Amortization and Accretion	6,059	4,710	18,423	14,361

TOTAL OPERATING EXPENSES	15,382	23,493	47,901	54,480
INCOME (LOSS) FROM OPERATIONS	(2,327)	1,811	(14,475)	16,378
OTHER INCOME (EXPENSE)
Interest Income	2	137	3	320
Interest Expense	(207)	(207)	(612)	(844)
Gain (Loss) on Derivatives, Net	394	60,020	(4,853)	(29,998)
Other Expense	(7)	(79)	(38)	(61)

TOTAL OTHER INCOME (EXPENSE)	182	59,871	(5,500)	(30,583)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(2,145)	61,682	(19,975)	(14,205)
Income Tax Benefit (Expense)	959	(24,899)	8,004	5,789

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,186)	36,783	(11,971)	(8,416)

Income (Loss) From Discontinued Operations, Net of Income Taxes	—	(28)	323	37

NET INCOME (LOSS)	$(1,186)	$36,755	$(11,648)	$(8,379)

Earnings per common share:
Basic – income (loss) from continuing operations	$(0.03)	$1.01	$(0.33)	$(0.25)
Basic – income from discontinued operations	—	—	0.01	—

Basic – net income (loss)	$(0.03)	$1.01	$(0.32)	$(0.25)
Basic – Weighted average shares of common stock outstanding	36,834	36,570	36,802	33,914
Diluted – income (loss) from continuing operations	$(0.03)	$1.00	$(0.33)	$(0.25)
Diluted – income from discontinued operations	—	—	0.01	—

Diluted – net income (loss)	$(0.03)	$1.00	$(0.32)	$(0.25)
Diluted – Weighted average shares of common stock outstanding	36,834	36,699	36,802	33,914

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009

(Unaudited, $ in Thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Owners’ Equity
BALANCE December 31, 2008	36,589,712	$37	$291,133	$(59,322)	$231,848
Non-cash compensation expense	—	—	812	—	812
Issuance of Restricted Stock, Net	228,100	—	—	—	—
Net Loss	—	—	—	(11,648)	(11,648)

BALANCE September 30, 2009	36,817,812	$37	$291,945	$(70,970)	$221,012

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, $ in Thousands)

	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(11,648)	$(8,379)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Non-cash Expenses	1,252	1,692
Depreciation, Depletion, Amortization and Accretion	18,423	15,961
Unrealized Loss on Derivatives	14,400	12,112
Deferred Income Tax Benefit	(7,716)	(5,763)
Exploration Expense (dry hole costs)	47	2,176
Impairment Expense	865	—
Loss on Sale of Oil and Gas Properties	417	6,467
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts Receivable	(3,024)	(957)
Inventory, Prepaid Expenses and Other Assets	261	(295)
Accounts Payable and Accrued Expenses	(1,771)	4,264
Net Changes in Other Assets and Liabilities	1,294	(502)

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,800	26,776
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Joint Venture	3,120	—
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	17,792	8,826
Acquisitions of Undeveloped Acreage	(12,572)	(41,241)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(23,351)	(56,113)

NET CASH USED IN INVESTING ACTIVITIES	(15,011)	(88,528)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debts and Lines of Credit	(19,000)	(41,296)
Proceeds from Long-Term Debts and Lines of Credit	19,000	14,000
Repayments of Loans and Other Notes Payable	(94)	—
Proceeds from Lease Incentives	—	636
Proceeds from Secondary Offering	—	113,537
Offering Costs	—	(544)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(94)	86,333

NET INCREASE (DECREASE) IN CASH	(2,305)	24,581
CASH – BEGINNING	7,046	1,085

CASH – ENDING	$4,741	$25,666
SUPPLEMENTAL DISCLOSURES
Interest Paid	997	1,019

NON-CASH ACTIVITIES
Acquisitions of Undeveloped Acreage	—	7,970
Acquisitions of Equipment	543	—

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

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of all of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, all references to “Rex Energy Corporation,” “our,” “we,” “us” and similar terms refer to Rex Energy Corporation and its subsidiaries together.

The interim consolidated financial statements of the Company are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates and results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in prices for crude oil and natural gas, future commodity prices for financial derivative instruments, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market consumption, interruption in production, our ability to obtain additional capital, and the success of oil and natural gas recovery techniques.

Certain amounts and disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these interim financial statements should be read in conjunction with the audited consolidated and combined financial statements and related notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

Certain prior year amounts have been reclassified to conform to the report classifications for the three and nine month periods ended September 30, 2009, with no effect on previously reported net income, net income per share, retained earnings or stockholders’ equity. Approximately $11.0 million of valuation allowance related to the impairment of our evaluated oil and gas assets at December 31, 2008 was reclassified from Evaluated Oil and Gas Properties on the balance sheet to Accumulated Depreciation, Depletion and Amortization (“DD&A”). Losses of approximately $6.6 million and $17.7 million for the three and nine month periods ending September 30, 2008, respectively, have been reclassified from Realized Loss on Derivatives on the Statement of Operations to Loss on Derivatives, Net. Additionally, approximately $0.1 million and $0.2 million for the three and nine month periods ending September 30, 2008, respectively, have been reclassified from Interest Expense on the Statement of Operations to Loss on Derivatives, Net. Previously, we had recorded realized settlements on commodity derivatives as a source of revenue and realized settlements on our interest rate swap as interest expense.

We adhere to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 932 for recognizing impairment of capitalized costs related to unproved properties. These costs are capitalized and periodically evaluated as to recoverability based on changes brought about by economic factors and potential shifts in business strategy employed by management. We consider time, geographic, geologic and engineering factors to evaluate the need for impairment of these costs. During the third quarter of 2009, we identified certain geographic regions, predominantly in areas prospective for the Marcellus Shale, that were outside of the scope of our current plans, increasing the probability of future lease expiration. As such, we recorded impairment expense on these unproved properties of $0.5 million and $0.9 million for the three and nine month periods ended September 30, 2009 as compared to $0 during the same periods in 2008. These expenses are recorded as Impairment Expense on our Statement of Operations. As economic and strategic conditions change and we continue to develop unproved properties, our estimates of impairment will likely change and we may increase or decrease expense.

On May 5, 2008, we completed a public offering of 9.8 million shares of common stock at an offering price of $20.75 per share. These shares included 5.8 million shares offered by us (which includes 1.3 million shares sold pursuant to the exercise of an over-allotment option granted to the underwriters’ of the offering) and 4.0 million shares sold by certain selling stockholders. The net proceeds to us from the underwritten public offering, after underwriting discounts and offering expenses of approximately $6.8 million, were approximately $113.0 million.

On March 24, 2009, we completed the sale of certain oil and gas leases, wells and related assets predominantly located in the Permian Basin in the states of Texas and New Mexico. In accordance with FASB ASC 360 we have reflected the results of operations of the above divestiture as discontinued operations, rather than a component of continuing operations. See Note 12 for additional information regarding discontinued operations.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

We entered a Participation and Exploration Agreement on June 18, 2009, effective as of May 5, 2009, with Williams Production Company, LLC and Williams Production Appalachia, LLC (together, “Williams”). Under the terms and conditions of the agreement, Williams may acquire, through a “drill-to-earn” structure, 50% of our working interest in certain oil and gas leases covering approximately 43,672 net acres in Centre, Clearfield and Westmoreland Counties, Pennsylvania. See Note 2 for additional information regarding the agreement with Williams.

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

In the first quarter of 2009, we completed the sale of certain oil and gas leases, wells and related assets located primarily in the Permian Basin in the states of Texas and New Mexico for net proceeds of approximately $17.3 million and recorded a loss of $0.4 million. We have reflected the results of these divested operations as discontinued operations rather than a component of continuing operations. See Note 12 for additional information.

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

In the second quarter of 2009, we also entered into a Participation and Exploration Agreement (the “PEA”) with Williams that was effective as of May 5, 2009. Under the terms and conditions of the PEA, Williams may acquire, through a “drill-to-earn” structure, 50% of our working interest in certain oil and gas leases covering approximately 43,672 net acres in Centre, Clearfield and Westmoreland Counties, Pennsylvania (the “Project Area”). The PEA effectively provides that, for Williams to earn its 50% interest in the Project Area, Williams will bear 90% of all costs and expenses incurred in the drilling and completion of all wells jointly drilled in the Project Area until such time as Williams has invested approximately $74.0 million (approximately $33.0 million on behalf of us and $41.0 million for Williams’ 50% share of the wells). In addition, Williams committed to participate in drilling a minimum of 10 horizontal wells in the Project Area to a depth sufficient to test the Marcellus Shale formation. Subject to certain termination rights, Williams agreed to fund its carry obligation prior to December 31, 2011 or make a cash payment to us for the remaining carry amount that has not been incurred at that time. Once Williams has completed its carry obligation and acquired 50% of our working interest in the leases within the Project Area, the parties will share all costs of the joint venture operations within an area of mutual interest (including the Project Area) in accordance with their participating interests, which are expected to be on a  50/50 basis. We believe this agreement will allow us to accelerate our activities in the Marcellus Shale while conserving capital at the same time.

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

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3. FUTURE ABANDONMENT COST

We account for future abandonment costs using FASB ASC 410. This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition and development of the asset. FASB ASC 410 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For natural gas and oil properties, this is the period in which the natural gas or oil well is acquired or drilled. The future abandonment cost is capitalized as part of the carrying amount of our natural gas and oil properties at its discounted fair value. The liability is then accreted each period until the liability is settled or the natural gas or oil well is sold, at which time the liability is reversed. Accretion expense during the nine month period ended September 30, 2009 totaled approximately $1.1 million and is recorded as DD&A expense on the Statement of Operations. In accordance with the terms of the PEA with Williams that was discussed in Note 2, we account for asset retirement obligations that relate to wells in the Project Area based on our 50% interest in those wells.

According to FASB ASC 410, if the estimate of fair value of a recorded asset retirement obligation changes, a revision is to be recorded to both the asset retirement obligation and the asset retirement cost. During the fourth quarter of 2008, we recognized an increase of $9.2 million in the estimated present value of the asset retirement obligations. The primary factors underlying the 2008 fair value revisions were an overall increase in abandonment cost estimates, the effect of changes in inflation and discount rates used in calculations and changes to the estimated useful life assumptions.

	September 30, 2009	September 30, 2008
	($ in Thousands)	($ in Thousands)
Beginning Balance at December 31	$16,283	$6,396
Asset Retirement Obligation Incurred	196	186
Asset Retirement Obligation Settled	(339)	(313)
Asset Retirement Obligation Cancelled on Sold Well Properties	(1,094)	(116)
Asset Retirement Obligation Accretion Expense	1,120	642

Total Asset Retirement Obligation	$16,166	$6,795

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

On January 1, 2009, we adopted the provisions of FASB ASC 815-10, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 7, Fair Value of Financial Instruments and Derivative Instruments for our disclosures required under FASB 815-10.

Effective January 1, 2009, we adopted FASB ASC 805-10, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805-10 also provides guidance for recognizing changes in an acquirer’s existing tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. We believe FASB 805-10 may have a material impact on future consolidated financial

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

statements, depending on the size and nature of any future business combinations that we may enter into, any future adjustments made to tax valuation allowances and uncertainty accruals related to business combinations entered into prior to January 1, 2009. During the nine months ended September 30, 2009, the adoption did not have an impact on adjustments made to tax valuation allowances and uncertainty accruals related to business combinations entered into prior to January 1, 2009.

Effective January 1, 2008, we adopted FASB ASC 820-10 with respect to our financial assets and liabilities. In February 2008, the FASB issued further provisions to FASB 820-10, which provided a one year deferral of the effective date of FASB ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the new provisions of FASB ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009. However, adoption of FASB ASC 820-10 for non-financial assets and non-financial liabilities did not have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FASB ASC 805-20, which amends and clarifies FASB ASC 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FASB ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although we did not enter into any significant business combinations during the first nine months of 2009, we believe FASB ASC 805-20 may have a material impact on our future financial statements depending on the size and nature of any future business combinations that we may enter into.

In April 2009, the FASB issued FASB ASC 825-10-65-1. This ASC amends FASB 825, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements, as well as, in annual financial statements. Prior to this ASC, fair values for these assets and liabilities were only disclosed annually. This ASC applies to all financial instruments within the scope of FASB ASC 825 and requires all entities to disclose the method(s) and significant assumption(s) used to estimate the fair value of financial instruments. This ASC is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this ASC only if it also elects to early adopt FASB ASC 820-10-65-4 and FASB ASC 320-10-65-1. This ASC does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this ASC requires comparative disclosures only for periods ending after initial adoption. Adoption of FASB ASC 825-10-65-1 did not have a material impact on our financial position or results of operations.

In May 2009, the FASB issued FASB ASC 855-10 which establishes general standards for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FASB ASC 855-10 identifies the period after the balance sheet date that management should evaluate transactions that may occur for potential recognition or disclosure. This statement also provides circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements and identifies disclosures that an entity should make about events or transactions that occur after the balance sheet date. This statement is in effect for interim or annual financial reports ending after June 15, 2009. Adoption of FASB ASC 855-10 did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”). This statement was issued as a means to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position; financial performance; and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement takes effect as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently evaluating this new statement, but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) which was issued to improve financial reporting by enterprises involved with variable interest entities. This statement addresses the effects of certain provisions of FASB Interpretation No. 46(R) and constituent concerns about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures do not always provide timely and useful information about an enterprises involvement in a variable interest entity. This statement takes effect as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim reporting periods thereafter. We are currently evaluating this new statement, but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued FASB ASC 105-10. This statement officially dictates that the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles. Following this statement, new standards will no longer be issued in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. FASB ASC 105-10 is effective for financial statements issued for reporting periods that end after September 15, 2009. Adoption of this statement did not have a material impact on our financial positions or results of operations.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value (“ASU 2009-05”). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The update provides that a reporting entity, in circumstances in which a quoted price in an active market for the identical liability is not available, is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset and/or another valuation technique that is consistent with the principles of Topic 820. Furthermore, this update clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update also states that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This update is effective for our fourth quarter of 2009. We do not anticipate that adoption of this update will have a material impact on our financial position or results of operations.

5. CONCENTRATIONS OF CREDIT RISK

At times during the three and nine month periods ended September 30, 2009, our cash balance has exceeded the Federal Deposit Insurance Corporation’s limit of $250,000. There were no losses incurred due to such concentrations.

By using derivative instruments to hedge exposure to changes in commodity prices, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of the derivative is positive, the counterparty owes us, which creates repayment risk. We minimize the credit or repayment risk in derivative instruments by entering into transactions with a high-quality counterparty. Our counterparty is an investment grade financial institution, and a lender in our senior credit facility. We have a master netting agreement in place with our counterparty that provides for the offsetting of payables against receivables from separate derivative contracts. None of our derivative contracts have a collateral provision that would require funding prior to the scheduled cash settlement date. See Note 7 for further discussion on our derivative instruments.

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. At September 30, 2009, we carried approximately $4.2 million in production receivables, of which approximately $3.8 million were production receivables due from a single customer, Countrymark Cooperative LLP (“Countrymark”). At September 30, 2008, we carried approximately $8.0 million in production receivables, of which approximately $6.5 million were production receivables from Countrymark. During the first quarter of 2009, we placed into operation an oil offload facility in the Illinois Basin that we believe will enable us to diversify the purchasers of our oil in the future if we choose to do so. Additionally, we believe the growth in our Appalachian Basin proved reserve base will help us to minimize our future risks by diversifying our ratio of oil and gas sales as well as the quantity of purchasers.

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

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The Senior Credit Facility contains covenants that restrict our ability to, among other things, materially change our business; approve and distribute dividends; enter into transactions with affiliates; create or acquire additional subsidiaries; incur indebtedness; sell assets; make loans to others; make investments; enter into mergers; incur liens; and enter into agreements regarding swap and other derivative transactions (see Note 7 for further information on our derivative instruments). The Senior Credit Facility also requires we meet, on a quarterly basis, minimum financial requirements of consolidated current ratio, EBITDAX to interest expense and total debt to EBITDAX. Borrowings under the Senior Credit Facility have been used to finance our working capital needs and for general corporate purposes in the ordinary course of business, including the exploration, acquisition and development of oil and gas properties. Obligations under the Senior Credit Facility are secured by mortgages on the oil and gas properties of our subsidiaries located in the states of Illinois and Indiana. We are required to maintain liens covering our oil and gas properties representing at least 80% of our total value of all oil and gas properties.

At September 30, 2009, we had $15.0 million borrowed under the Senior Credit Facility and had $65.0 million available for future borrowings.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In addition to our Senior Credit Facility, we may, from time to time in the normal course of business, finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and lines of credit consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	($ in Thousands)	($ in Thousands)
Senior Credit Facility[1]	$15,000	$15,000
Other Loans and Notes Payable	449	—

Total Debts	15,449	15,000
Less Current Portion of Long-Term Debt	(393)	—

Total Long-Term Debts	$15,056	$15,000

[1]

The Senior Credit Facility requires us to make monthly payments of interest on the outstanding balance of loans made under the agreement. Loans made under the Senior Credit Facility mature on September 28, 2012, and in certain circumstances, we will be required to prepay the loans.

7. FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS

Our results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, we enter into oil and natural gas commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling, we make payments to our counterparty. We do not enter into these arrangements for speculative trading purposes. As of September 30, 2009 and September 30, 2008, our oil and natural gas derivative commodity instruments consisted of fixed rate swap contracts and collars. We did not designate these instruments as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as other income or expense.

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

We enter into the majority of our derivative arrangements with two counterparties and have a netting agreement in place with each of these counterparties. We do not obtain collateral to support the agreements, but monitor the financial viability of our counterparties and believe our credit risk is minimal on these transactions. See Note 5 for additional discussion the credit risk regarding our counterparties.

None of our derivatives are designated for hedge accounting but are, to a degree, an economic offset to our oil and natural gas price exposure. We utilize the mark-to-market accounting method to account for these contracts. We recognize all unrealized and realized gains and losses related to these contracts in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Income (Expense).

We received net cash receipts of $0.8 million and $10.7 million under these commodity derivative instruments during the three and nine month periods ended September 30, 2009, respectively. We made net payments of approximately $6.6 million and $17.7 million under these commodity derivative instruments during three and nine month periods ended September 30, 2008, respectively. During the first quarter of 2009, we redeemed our oil hedges related to production in 2011 for net cash proceeds of approximately $4.6 million. Unrealized gains and losses associated with our commodity derivative instruments from continuing operations amounted to a loss of $0.3 million and a gain of $66.8 million for the three month periods ended September 30, 2009 and 2008, respectively, and losses of $15.3 million and $11.8 million for the nine month periods ending September 30, 2009 and 2008, respectively.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table summarizes the location and amounts of gains and losses on derivative instruments, none of which are designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the three and nine month periods ended September 30, 2009 and 2008 ($ in thousands):

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Realized Gains (Losses)	Unrealized Gains (Losses)	Total	Realized Gains (Losses)	Unrealized Gains (Losses)	Total
Crude Oil
Reclassification of settled contracts included in prior periods mark-to-market adjustment	$—	$555	$555	$—	$9,793	$9,793
Mark-to-market fair value adjustments	—	535	535	—	49,992	49,992
Settlement of contracts (a)	(305)	—	(305)	(6,353)	—	(6,353)

Crude Oil Total	(305)	1,090	785	(6,353)	59,785	53,432

Natural Gas
Reclassification of settled contracts included in prior periods mark-to-market adjustment	—	(621)	(621)	—	1,020	1,020
Mark-to-market fair value adjustments	—	(756)	(756)	—	5,987	5,987
Settlement of contracts (a)	1,089	—	1,089	(287)	—	(287)

Natural Gas Total	1,089	(1,377)	(288)	(287)	7,007	6,720

Interest Rate
Reclassification of settled contracts included in prior periods mark-to-market adjustment	—	170	170	—	32	32
Mark-to-market fair value adjustments	—	(75)	(75)	—	(80)	(80)
Settlement of contracts (a)	(198)	—	(198)	(84)	—	(84)

Interest Rate Total	(198)	95	(103)	(84)	(48)	(132)

Gain (Loss) on Derivatives, Net	$586	$(192)	$394	$(6,724)	$66,744	$60,020

(a)	These amounts represent the realized gains and losses on settled derivatives, which before settlement are included in the mark-to-market fair value adjustments.

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Realized Gains (Losses)	Unrealized Gains (Losses)	Total	Realized Gains (Losses)	Unrealized Gains (Losses)	Total
Crude Oil
Reclassification of settled contracts included in prior periods mark-to-market adjustment	$—	$(5,590)	$(5,590)	$—	$8,247	$8,247
Mark-to-market fair value adjustments	—	(9,511)	(9,511)	—	(20,819)	(20,819)
Settlement of contracts (a)	8,250	—	8,250	(17,044)	—	(17,044)

Crude Oil Total	8,250	(15,101)	(6,851)	(17,044)	(12,572)	(29,616)

Natural Gas
Reclassification of settled contracts included in prior periods mark-to-market adjustment	—	(819)	(819)	—	7	7
Mark-to-market fair value adjustments	—	654	654	—	809	809
Settlement of contracts (a)	2,423	—	2,423	(660)	—	(660)

Natural Gas Total	2,423	(165)	2,258	(660)	816	156

Interest Rate
Reclassification of settled contracts included in prior periods mark-to-market adjustment	—	458	458	—	—	—
Mark-to-market fair value adjustments	—	(152)	(152)	—	(356)	(356)
Settlement of contracts (a)	(566)	—	(566)	(182)	—	(182)

Interest Rate Total	(566)	306	(260)	(182)	(356)	(538)

Gain (Loss) on Derivatives, Net	$10,107	$(14,960)	$(4,853)	$(17,886)	$(12,112)	$(29,998)

(a)	These amounts represent the realized gains and losses on settled derivatives, which before settlement are included in the mark-to-market fair value adjustments.

As of September 30, 2009, we had entered into an interest rate swap derivative instrument which hedged our interest rate risk associated with changes in LIBOR on $20.0 million of notional value. We use the interest rate swap agreement to manage the risk associated with interest payments on amounts outstanding from variable rate borrowings under our Senior Credit Facility. Under our interest rate swap agreement, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return, a specified variable rate of interest times the same notional principal amount. The interest rate under the swap is 4.15% and the agreement expires in November 2010. The fair value of the swap at September 30, 2009 was a liability of $0.9 million, a decrease of $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2009, respectively, based on current LIBOR quotes. We have accounted for the interest rate swap by recording the unrealized and realized gains for the three and nine months ended September 30, 2009 in Gain (Loss) on Derivatives, Net on our Consolidated Statements of Operations.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Our derivative instruments are recorded on the balance sheet as either an asset, or a liability, measured at its fair value. The fair value associated with our derivative instruments from continuing operations was a liability of approximately $0.7 million and an asset of $14.2 million at September 30, 2009 and September 30, 2008, respectively. The fair value is based on the valuation methodologies of our counterparties. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Our open asset/(liability) financial commodity derivative instrument positions at September 30, 2009 consisted of:

Period	Contract Type	Volume	Average Derivative Price	Fair Market Value ($ in Thousands)
Oil
2009	Swaps	48,000 Bbls	$64.00	$(317)
2009	Collars	99,000 Bbls	$63.97 – 81.43	$(119)
2010	Swaps	180,000 Bbls	$62.20	$(2,188)
2010	Collars	408,000 Bbls	$62.94 – 86.85	$(436)
2011	Collars	156,000 Bbls	$65.00 – 100.50	$225

	Total	891,000 Bbls		$(2,835)

Natural Gas
2009	Swaps	30,000 Mcf	$6.00	$3
2009	Collars	300,000 Mcf	$6.80 – 8.71	$491
2010	Swaps	120,000 Mcf	$6.00	$10
2010	Collars	1,680,000 Mcf	$6.61 – 9.48	$1,434
2011	Collars	1,560,000 Mcf	$6.62 – 11.03	$1,099
2012	Collars	600,000 Mcf	$5.60 – 7.86	$(60)

	Total	4,290,000 Mcf		$2,977

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The combined fair value of derivatives, none of which are designated or qualifying as hedges, included in our Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 is summarized below ($ in thousands).

	September 30, 2009	December 31, 2008
Short-Term Derivative Assets:
Crude Oil – Swaps	$—	$1,821
Crude Oil – Collars	629	5,241
Natural Gas – Swaps	10	—
Natural Gas – Collars	1,665	1,091

Total Short –Term Derivative Assets	$2,304	$8,153

Long-Term Derivative Assets:
Crude Oil – Swaps	$—	$—
Crude Oil – Collars	409	5,511
Natural Gas – Swaps	3	—
Natural Gas – Collars	1,618	2,050

Total Long – Term Derivative Assets	$2,030	$7,561

Total Derivative Assets	$4,334	$15,714

Short-Term Derivative Liabilities:
Crude Oil – Swaps	$(1,957)	$—
Crude Oil – Collars	(1,077)	—
Natural Gas – Swaps	—	—
Natural Gas – Collars	(97)	—

Total Short – Term Derivative Liabilities	$(3,131)	$—

Long-Term Derivative Liabilities:
Crude Oil – Swaps	$(546)	$(303)
Crude Oil – Collars	(293)	(2)
Natural Gas – Swaps	—	—
Natural Gas – Collars	(222)	—
Interest Rate – Swap	(863)	(1,171)

Total Long – Term Derivative Liabilities	$(1,924)	$(1,476)

Total Derivative Liabilities	$(5,055)	$(1,476)

Effective January 1, 2008, we adopted FASB ASC 820-10, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value. As defined in FASB ASC 820-10, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to utilize the best available information. FASB ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy defined by FASB ASC 820-10 are as follows:

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

Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At September 30, 2009, we have no significant Level 3 measurements.

The following table presents the fair value hierarchy table for assets and liabilities measured at fair value ($ in thousands):

		Fair Value Measurements at September 30, 2009 Using:
	Total Carrying Value as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives – commodity swaps and collars	$142	$—	$142	$—
– interest rate swaps	$(863)	$—	$(863)	$—
Asset Retirement Obligations	$(16,166)	$—	$—	$(16,166)

Our derivative commodity swaps and collars and interest rate swaps are valued by a third-party using valuation models that are primarily industry-standard models that consider various inputs including: quoted forward prices; time value; volatility factors; and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative commodity swaps and collars and interest rate swaps are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

Asset Retirement Obligations

We report the fair value of asset retirement obligations on a nonrecurring basis in our Balance Sheets. We estimate the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. These inputs are unobservable, and thus result in a Level 3 classification. Refer to Note 3 for a summary of changes in the asset retirement obligation. See Note 3 for further information on asset retirement obligations.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8. INCOME TAXES

We account for income taxes in accordance with FASB ASC 740. Under FASB ASC 740, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in the period that includes the enactment date of the tax rate change. Realization of deferred tax assets is assessed and, if not more likely than not, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value.

Income tax included in continuing operations was as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income Tax Expense (Benefit)	$(959)	$24,899	$(8,004)	$(5,789)
Effective Tax Rate	44.7%	40.4%	40.1%	40.8%

For the three and nine months ended September 30, 2009, our overall effective tax rate on pre-tax losses from continuing operations was different than the statutory rate of 35% due primarily to state income taxes, valuation allowances and other permanent differences. For the three and nine months ended September 30, 2008, our overall effective tax rate on pretax income and loss from continuing operations was different than the statutory rate of 35% due primarily to state income taxes and other permanent differences.

Effective August 1, 2007, we adopted FASB ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB ASC 740. FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FASB ASC 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our practice is to recognize interest related to income tax expense in Interest Expense and Penalties in General and Administrative expense.

We also adopted FASB ASC 740-10-25-9 as of August 1, 2007. FASB ASC 740-10-25-9 provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal and it is remote that the taxing authority would reexamine the tax position in the future.

The adoption of FASB ASC 740-10 and FASB ASC 740-10-25-9 did not have a significant effect on our financial position, results of operations or cash flows.

At December 31, 2008, we had net operating loss (“NOL”) carryforwards of $8.1 million that expire between 2027 and 2028. Our management continuously evaluates the facts and circumstances representing positive and negative evidence in the determination of our ability to realize the deferred tax assets, which consist primarily of NOL’s and deductible temporary differences. We recorded a valuation allowance for certain deferred tax assets as of September 30, 2009 of approximately $1.0 million based on our evaluation of available positive and negative evidence. During this evaluation, we considered the scheduled reversal of deferred tax liabilities (including the impact of carryback and carryforward periods), projected future taxable income and tax-planning strategies. A valuation allowance is recorded for deferred tax assets when it is not more likely than not that a deferred tax asset will be realized. The amount of the deferred tax assets considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

We file a consolidated federal income tax return and separate or consolidated state income tax returns in the United States Federal jurisdiction and in many state jurisdictions. We are subject to U.S. Federal income tax examinations and to various state tax examinations for periods after August 1, 2007.

9. CAPITAL STOCK

We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of September 30, 2009 and December 31, 2008, we had 36,817,812 and 36,589,712 shares of common stock outstanding, respectively.

On May 5, 2008, we completed a public offering of 9.8 million shares of common stock at an offering price of $20.75 per share. These shares included 5.8 million shares offered by us (which includes 1.3 million shares sold pursuant to the exercise of an over-allotment option granted to the underwriters’ of the offering) and 4.0 million shares sold by certain selling stockholders. The net proceeds to us from the underwritten public offering, after underwriting discounts and offering expenses of approximately $6.8 million, were approximately $113.0 million. We used a portion of the net proceeds from this offering to fund, in part, our capital expenditure program for 2008, including our enhanced oil recovery project in the Lawrence Field in Lawrence County, Illinois (which we refer to as our alkali-surfactant-polymer (“ASP”) project) and our leasing and drilling activities in the Marcellus Shale and for other corporate purposes. Additionally, we used a portion of the net proceeds to repay borrowings under our Senior Credit Facility and made investments in short-term, investment grade, interest-bearing securities. We will re-borrow amounts from time-to-time under our Senior Credit Facility as capital expenditures exceed overnight investments and cash flow from operations in periods subsequent to the offering.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

10. EMPLOYEE BENEFIT AND EQUITY PLANS

401(k) Plan

We sponsor a 401(k) plan for eligible employees who have satisfied age and service requirements. Employees can make contributions to the plan up to allowable limits. Our matching contributions to the plan are discretionary and we ceased to provide a matching contribution to the 401(k) plan beginning in January 2009. During June 2009, our management made the decision to resume our matching contributions to the 401(k) plan beginning in July 2009. Our contributions to the plan were $49,000 and $69,000 for the three months ended September 30, 2009 and 2008 and $99,000 and $198,000 for the nine months ended September 30, 2009 and 2008, respectively.

Equity Plans

In December 2004, the FASB issued ASC 718. FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values, using prescribed option-pricing models. The fair value is expensed over the requisite service period of the individual grantees, which generally equals the vesting period.

Effective August 1, 2007, we adopted the FASB ASC 718 fair value method of accounting for share-based payment. Prior to August 1, 2007, we did not have any share-based payments to employees or directors.

FASB ASC 718 also requires the benefits of tax deductions in excess of recognized compensation to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. There were no tax benefits recognized during the three and nine month periods ended September 30, 2009 and 2008.

2007 Long-Term Incentive Plan

We have granted stock options, stock appreciation rights and restricted stock awards to various employees and non-employee directors under the terms of our 2007 Long-Term Incentive Plan (the “Plan”). The Plan is administered by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Among the Compensation Committee’s responsibilities are: selecting participants to receive awards; determining the form, amount and other terms and conditions of awards; interpreting the provisions of the Plan or any award agreement; and adopting such rules, forms, instruments and guidelines for administering the Plan as it deems necessary or proper. All actions, interpretations and determinations by the Compensation Committee are final and binding. The composition of the Compensation Committee is intended to permit the awards under the Plan to qualify for exemption under Rule 16b-3 of the Exchange Act. In addition, awards under the Plan, including annual incentive awards paid to executive officers subject to section 162(m) of the Code or covered employees, are intended to satisfy the requirements of section 162(m) to permit the deduction by us of the associated expenses for federal income tax purposes.

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

Stock Options

During the nine month period ended September 30, 2009, the Compensation Committee awarded nonqualified options to purchase a total of 68,888 shares of our common stock to one employee and four non-employee directors. The nonqualified stock option granted to our employee has an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the date of the grant, and vests and become exercisable on the third anniversary of the grant date, provided that the option holder remains our employee until that date. The nonqualified stock options granted to our non-employee directors have an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the date of the grant, and vest and become exercisable in one-third increments on the first, second and third year anniversaries of the date of grant. All options will vest and become immediately exercisable upon a “change in control” of us, as such term is defined in the Plan.

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

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding on December 31, 2008	993,700	$13.75
Granted	68,888	4.84
Exercised	—	—
Forfeited	(188,751)	11.60

Outstanding on September 30, 2009	873,837	$13.41

Stock-based compensation expense relating to stock options for the three and nine month periods ended September 30, 2009 totaled a credit of $0.3 million and expense of $0.7 million, respectively, compared to $0.5 million and $1.4 million, respectively, for the same periods in 2008. We recognized a credit during the three months ended September 30, 2009 due to the true-up of our annualized forfeiture rate. In accordance with the provisions of FASB ASC 718, we will record additional expense if the actual forfeiture rate is lower than we estimate, and will record a recovery of expense if the actual forfeiture rate is higher than we estimate. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense.

A summary of the status of our issued and outstanding stock options as of September 30, 2009 is as follows:

	Outstanding			Exercisable
Exercise Price	Number Outstanding At 9/30/09	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable At 9/30/09	Weighted-Average Exercise Price
$9.50	125,000	8.11	$9.50	41,667	$9.50
$9.99	363,749	8.10	$9.99	58,749	$9.99
$13.56	33,200	8.39	$13.56	—	—
$22.34	50,000	8.55	$22.34	12,000	$22.34
$23.00	75,000	8.60	$23.00	—	—
$23.88	75,000	3.64	$23.88	—	—
$23.28	10,000	3.78	$23.28	—	—
$19.92	26,000	3.87	$19.92	—	—
$21.10	30,000	3.90	$21.10	—	—
$5.60	17,000	4.12	$5.60	—	—
$3.24	7,500	4.28	$3.24	—	—
$5.04	61,388	4.60	$5.04	—	—

Total	873,837	7.12	$13.41	112,416	$11.13

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at September 30, 2009 were 7.12 years and $0.3 million, respectively. As of September 30, 2009, unrecognized compensation expense related to stock options totaled approximately $2.0 million, which will be recognized over a weighted average period of 1.27 years.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) represent the right to receive cash or shares of common stock in the future equivalent to the difference between the fair market value at the time of exercise and the exercise price. The Compensation Committee awarded 109,500 SARs during 2008, which have an exercise price of $13.56, the closing price of our common stock on the NASDAQ Global Market on the date of the grant, and vest and become exercisable on the third anniversary of the grant date, provided that the holder

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

remains our employee until that date. The SARs also provide that all unvested SARs vest and become immediately exercisable upon a “change in control” of us, as such term is defined in the Plan. The outstanding SARs issued may only be exercised for cash settlement. Compensation expense relating to SARs for the three and nine month periods ending September 30, 2009 totaled $89,000 and $157,000, respectively, compared to a credit of $106,000 and expense of $121,000 for the same periods in 2008. The expense related to SARs was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense.

	Outstanding				Exercisable
Strike Price	Number of SARs Granted	SARs Forfeited or Cancelled	SARs Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Strike Price	SARs	Weighted- Average Exercise Price
$ 13.56	109,500	36,000	73,500	8.38	$13.56	—	—

Total	109,500	36,000	73,500	8.38	$13.56	—	—

Restricted Stock Awards

During the nine month period ended September 30, 2009, the Compensation Committee issued 261,850 shares of restricted common stock to 15 employees, with all restrictions on transfer associated with such shares scheduled to terminate in February 2012. The restricted common stock is valued at the closing price of our common stock on the NASDAQ Global Market on the date of the grant. Restrictions on the transfer associated with vesting schedules were determined by the Compensation Committee on an individual award basis. The restrictions on the stock lapse immediately upon a “change in control” of us, as such term is defined in the Plan. Compensation expense associated with the restricted stock award is recognized on a straight-line basis over the vesting period and totaled $47,000 and $159,000 for the three and nine month periods ended September 30, 2009, respectively, compared to $23,000 and $37,000 for the same periods in 2008. As of September 30, 2009, total unrecognized compensation cost related to the restricted common stock grant was approximately $668,000.

A summary of the restricted stock activity for the nine months ended September 30, 2009 is as follows ($ in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards, as of December 31, 2008	20,000	$23.00
Awards	261,850	2.05
Forfeitures	(33,750)	2.05
Restrictions released	—	—

Restricted stock awards, as of September 30, 2009	248,100	$3.74

11. COMMITMENTS AND CONTINGENCIES

Legal Reserves

At September 30, 2009, our Consolidated Balance Sheet included approximately $599,000 in reserve for legal accruals relating to legal costs and expenses associated with lawsuits filed relating to our Marcellus Shale leasing activities in the Commonwealth of Pennsylvania and the legal costs and expenses associated with the class action lawsuit pending in the United States District Court for the Southern District of Illinois. At December 31, 2008, our Consolidated Balance Sheet included $327,000 in reserve for various legal matters and proceedings. The accrual of reserves for legal matters is included in Accrued Expenses on the Consolidated Balance Sheets. The establishment of a reserve involves an estimation process that includes the advice of legal counsel and subjective judgment of management. While we believe that these reserves are adequate, it is reasonably possible that we could incur an additional loss, the amount of which is not currently estimable, in excess of the amounts currently accrued with respect to those matters in which reserves have been established. Future changes in the facts and circumstances could result in actual liability exceeding the estimated ranges of loss and the amounts accrued. Based on currently available information, we believe that it is remote that future costs related to known contingent liability exposures for legal proceedings will exceed current accruals by an amount that would have a material adverse effect on our consolidated financial position or results of operations, although cash flow could be significantly impacted in the reporting periods in which such costs are incurred.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Drilling and Development

At September 30, 2009, we had three drilling commitments in our Appalachian Basin. The first commitment requires us to drill five natural gas wells and complete one natural gas well, which has already been started, by April, 2014. We estimate an average investment in each well to be $1.9 million for a total drilling commitment of $11.4 million over the next 5 years. Our second drilling commitment requires us to drill one natural gas well by December 11, 2009 at an estimated cost of $1.9 million. Our third drilling commitment requires that we build one well location and proceed with the drilling of one vertical test well, subject to rig availability, at an estimated cost of $1.9 million. If for any reason we do not meet this commitment we may be required to pay an amount equal to $100,000 upon the request of the landowner(s).

Leasing

At September 30, 2009, we had committed to make three installment payment commitments on oil and gas interests that were previously leased. The first commitment provides that we pay $350 per mineral acre for 5,722 acres, or a total commitment of $2.0 million, in 2012. The second commitment requires that we pay $250 per mineral acre for 5,761 acres, or $1.4 million, in each of the next three years for a total commitment of $4.3 million. The third commitment requires that we pay $350 per mineral acre for 762 acres, or $267,000, in each of the next four years for a total commitment of $1.1 million. Amounts due within the next 12 months have been recorded on the Balance Sheets as Accrued Expenses and amounts due beyond 12 months have been recorded on the Balance Sheets as Other Deposits and Liabilities.

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

Letters of Credit

At September 30, 2009, we had posted $0.8 million in various letters of credit to secure our drilling and related operations.

Lease Commitments

At September 30, 2009, we had lease commitments for two different office locations. Rent expense has been recorded in General and Administrative expense on our Consolidated Statements of Operations for continued operations as $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2009, respectively, and $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2008, respectively. Lease commitments by year for each of the next five years are presented in the table below ($ in thousands):

2009	$112
2010	452
2011	454
2012	456
2013	479
Thereafter	—

Total	$1,953

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

On July 21, 2009, the district court issued an order approving the plaintiffs’ proposed class notification plan and providing that plaintiffs have 30 days from the date of the order to mail the approved class notice to the class members. The order provides that class members have until October 16, 2009 to decide whether to opt out of the class. The district court further ordered that a trial date and discovery schedule be set by a magistrate judge of the district. On August 18, 2009, the magistrate judge issued an order adopting a joint report and proposed scheduling and discovery order and set a trial date for September 2010.

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

PennTex Resources—Wood Arbitration and Confirmation of Arbitration Award

PennTex Resources was a litigant in an appeal in the United States Court of Appeals for the Fifth Circuit entitled “Scott Y. Wood v. PennTex Resources, L.P., Case No. 08-20462.” The case was an appeal of a final judgment that was signed on June 27, 2008 by the United States District Court for the Southern District of Texas, Houston Division. The final judgment confirmed an award issued on August 20, 2007 by an arbitration panel convened by the American Arbitration Association in Houston, Texas. The principal claim in the arbitration proceeding was PennTex Resources’ claim that Wood, and his wholly owned corporation, ERG Illinois Holdings, Inc., should be ordered to comply with a “claim release obligation” contained in a stock purchase agreement signed in 2005 that required Wood, under certain designated circumstances, to dismiss or release the individual claims that he was prosecuting against Tsar Energy II, LLC (“Tsar”) and Richard A. Cheatham (“Cheatham”) in the 334th Judicial District Court of Harris County, Texas (the “Tsar Case”). PennTex Resources became obligated to file this arbitration proceeding seeking to enforce Wood’s “claim release obligation” by reason of an agreement that PennTex Illinois and PennTex Resources entered into on March 2, 2006 with Tsar and Cheatham in order to resolve certain procedural issues relating to the Tsar Case.

On August 20, 2007, the arbitration panel ordered Wood to promptly provide PennTex Resources with a signed release or dismissal of his claims filed in the Tsar Case and required Wood to pay PennTex Resources a total of $141,003. On September 8, 2008, Scott Y. Wood (“Wood”) filed an appeal with the United States Court of Appeals for the Fifth Circuit requesting the appellate court to reverse the district court’s prior decision compelling Wood to participate in the arbitration proceeding and its order confirming the arbitration award. In connection with his appeal, Wood deposited into the registry of the district court an amount equal to the judgment against him and a fully executed release of his claims against Tsar and Cheatham. On October 10, 2008, PennTex Resources filed its response brief opposing Wood’s appeal and requesting the appellate court to affirm the district court’s final judgment against Wood. On April 23, 2009, the United States Court of Appeals for the Fifth Circuit held that the district court

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

properly ordered Wood to arbitration and affirmed the district court’s confirmation of the arbitration award. Wood did not appeal the decision of the United States Court of Appeals for the Fifth Circuit. As a result, on August 27, 2009, all funds held by the court to satisfy the judgment against Wood, along with Wood’s release of his claims against Tsar and Cheatham, were released to PennTex Resources by the district court, thus concluding the matter.

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

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Other

In addition to the Asset Retirement Obligation discussed in Note 3, we have withheld from distributions to certain other working interest owners amounts to be applied towards their share of those retirement costs. These amounts total $302,000 at September 30, 2009 and December 31, 2008 and are included in Other Liabilities on our Consolidated Balance Sheets.

12. DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE

On March 24, 2009, we completed the sale of certain oil and gas leases, wells and related assets predominantly located in the Permian Basin in the states of Texas and New Mexico. We received net cash proceeds of approximately $17.3 million, which may be adjusted by certain post-closing adjustments, plus the assumption of certain liabilities, based on an effective date of October 1, 2008. Upon closing of the sale, we used the proceeds to pay down our long-term borrowings on our Senior Credit Facility.

Pursuant to the accounting rules for discontinued operations, these assets were classified as Assets Held for Sale on our Balance Sheet as of December 31, 2008, and results of operations are reflected in discontinued operations in our Consolidated Statements of Operations. At March 31, 2009, we recorded a loss on sale of assets of approximately $0.4 million in our Consolidated Statement of Operations. Upon closing of the sale, we recorded severance wages in discontinued operations of approximately $0.2 million for our former employees in the Southwest Region. Summarized financial information for discontinued operations is set forth in the table below, and does not reflect the costs of certain services provided. Such costs, which were not allocated to the discontinued operations were for services, including legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	For the Three Months Ended September 30, ($ in Thousands, Except per Share Data)		For the Nine Months Ended September 30, ($ in Thousands, Except per Share Data)
	2009	2008	2009	2008
Revenues:
Oil and Natural Gas Sales	$—	$1,934	$193	$6,041
Other Revenue	—	112	—	304

Total Operating Revenue	—	2,046	193	6,345

Costs and Expenses:
Production and Lease Operating Expense	—	631	237	1,769
General and Administrative Expense (Income)	—	207	(97)	680
Exploration Expense of Oil and Gas Properties	—	1,074	—	2,195
Depreciation, Depletion, Amortization and Accretion	—	181	—	1,600
Loss on Sale of Assets	—	—	—	41
Gain on Derivatives	—	—	(558)	—
Other Income	—	—	—	(2)

Total Costs and Expenses	—	2,093	(418)	6,283

Income (Loss) from Discontinued Operations Before Income Tax		(47)	611	62
Income Tax Expense (Benefit)	—	(19)	288	25

Income (Loss) from Discontinued Operations, Net of Taxes	$—	$(28)	$323	$37

Earnings per Common Share:
Basic and Diluted Income	$—	$—	$0.01	$—
Production:
Crude Oil (Bbls)	—	11,085	7,507	34,452
Natural Gas (Mcf)	—	80,379	61,661	259,835

Total (BOE)	—	24,482	17,784	77,758

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

13. EARNINGS PER COMMON SHARE

Basic income per common share is calculated based on the weighted average number of common shares outstanding at the end of the period. Diluted income per common share includes the speculative exercise of stock options and SARs, given that the hypothetical effect is not anti-dilutive. Due to our net loss from continuing operations for the three and nine months ended September 30, 2009, we excluded all 873,837 of outstanding stock options and 73,500 of SARs because the effect would have been anti-dilutive to the computations. Stock appreciation rights for 73,500 shares and the option to purchase 1.1 million shares for the three months ended September 30, 2009 were not included in the computations of diluted net income per share because the grant prices were greater than the average market price of the common shares and would be anti-dilutive to the computations. Due to our net loss from continuing operations for the nine months ended September 30, 2008, we excluded all 1.2 million of outstanding stock options and 73,500 SARs because the effect would have been anti-dilutive to the computations. The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net Income (Loss) From Continuing Operations	$(1,186)	$36,783	$(11,971)	$(8,416)
Net Income (Loss) From Discontinued Operations	—	(28)	323	37

Net Income (Loss)	(1,186)	36,755	(11,648)	(8,379)

Denominator:
Weighted Average Common Shares Outstanding - Basic	36,834	36,570	36,802	33,914
Effect of Dilutive Securities:
Employee Stock Options and SARs	—	129	—	—

Weighted Average Common Shares Outstanding - Diluted	36,834	36,699	36,802	33,914

Earnings per Common Share:
Basic — Net Income (Loss) From Continuing Operations	$(0.03)	$1.01	$(0.33)	$(0.25)
— Net Income From Discontinued Operations	—	—	0.01	—

— Net Income (Loss)	$(0.03)	$1.01	$(0.32)	$(0.25)

Diluted — Net Income (Loss) From Continuing Operations	$(0.03)	$1.00	$(0.33)	$(0.25)
— Net Income From Discontinued Operations	—	—	0.01	—

— Net Income (Loss)	$(0.03)	$1.00	$(0.32)	$(0.25)

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

14. RELATED PARTY

Pursuant to the terms of the PEA signed with Williams, as discussed in Note 2, we agreed, with Williams, to form RW Gathering, LLC, a Delaware limited liability company (“RW Gathering”), to own any gas gathering assets which we agree to jointly construct in order to facilitate the development of our Project Area. The initial members of RW Gathering are Williams Production Appalachia, LLC and R.E. Gas Development, LLC, our wholly owned subsidiary, with each party owning an equal interest in the company. R.E. Gas Development, LLC will serve as the manager of RW Gathering until December 31, 2009. Beginning on January 1, 2010, Williams Production Appalachia, LLC will be the manager of the company. We own 50% of RW Gathering and have the ability to exercise significant influence over its operating and financial policies, therefore we account for this investment via the equity method. Under the equity method, we recorded our investment in RW Gathering of approximately $0.5 million on the Consolidated Balance Sheet as Investment in RW Gathering. RW Gathering recorded net losses from continuing operations of $657 and $746 during the three and nine month periods ended September 30, 2009, respectively. The losses incurred were due to bank fees and DD&A expenses. Our share of the net loss from continuing operations is recorded on the Statement of Operations as Other Expense.

15. SUSPENDED EXPLORATORY WELL COSTS

We follow FASB ASC 932-235-50, which permits the continued capitalization of exploratory well costs if a well finds a sufficient quantity of reserves to justify its completion as a producing well and we are making sufficient progress towards assessing the reserves and the economic and operating viability of the project.

The following table reflects the net change in capitalized exploratory well costs for the nine months ended September 30, 2009 and the year ended December 31, 2008 ($ in thousands):

	September 30, 2009	December 31, 2008
Beginning Balance at January 1,	$3,716	$5,877
Additions to capitalized exploratory well costs pending the determination of proved reserves	4,191	2,324
Divested Wells	—	(4,485)
Reclassification of wells, facilities, and equipment based on the determination of proved reserves	—	—
Capitalized exploratory well costs charged to expense	—	—

Ending Balance at December 31,	7,907	3,716
Less exploratory well costs that have been capitalized for a period of one year or less	(6,404)	(2,310)

Capitalized exploratory well costs for a period of greater than one year	$1,503	$1,406
Number of projects that have exploratory well costs capitalized for a period of more than one year	1	1

The $1.5 million in capitalized well costs that have been capitalized for a period of greater than one year were incurred in 2007 and 2008. These costs all relate to our ASP project in the Illinois Basin. Proved reserve quantities for tertiary recovery projects, such as the ASP project, typically take a longer period of time to evaluate than conventional operations due to their capital intensive nature and longer lead time of producing results. We are continuously undergoing an analysis of various stimulation techniques, with the assistance of an outside third-party consultant, to determine if economic quantities of crude oil can be produced from this project.

16. INTANGIBLE ASSETS

Our intangible assets are primarily comprised of sales agreements and we amortize our intangible assets on the straight-line method over their respective estimated lives, which is, on average, five years. We amortize any costs incurred to renew or extend the

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

terms of existing intangible assets over the contract term or estimated useful life, as applicable, using the straight-line method. Amortization expense for our intangible assets was $0.1 million and $0.3 million for the three and nine month periods ending September 30, 2009, respectively, and $0.1 million and $0.3 million for the three and nine month periods ending September 30, 2008, respectively. The aggregate estimated annual amortization expense the remainder of 2009, and for each of the next five calendar years is as follows: 2009 - $0.1 million; 2010 - $0.4 million; 2011 - $0.4 million; 2012 - $0.3 million; 2013 - $0; and 2014 - $0.

The following is a summary of intangible assets at the dates indicated (in thousands):

	September 30, 2009	December 31, 2008
Intangible Assets – Gross	$2,130	$2,097
Accumulated Amortization	(903)	(591)

Intangible Assets – Net	$1,227	$1,506

17. SUBSEQUENT EVENTS

We have evaluated events or transactions that occurred subsequent to September 30, 2009 through the date and time this quarterly report on Form 10-Q was filed. No additional events or transactions occurred that require recognition or disclosure at September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K/A and the unaudited financial statements included elsewhere herein.

We use a variety of financial and operational measurements at interim periods to analyze our performance. These measurements include an analysis of production and sales revenue for the period; EBITDAX, a non-GAAP financial measurement; lease operating expenses per barrel of oil equivalent (“LOE per BOE”); and general and administrative (“G&A”) expenses as a percentage of operating revenue.

Results of Continuing Operations

	For the Three Months Ending September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Production:
Oil and Condensate (Bbls)	177,589	196,780	542,467	574,690
Natural Gas (Mcf)	405,001	250,704	1,026,409	764,293
Natural Gas Liquids (Bbls)	1,845	—	1,845	—

Total (BOE)[a]	246,934	238,564	715,380	702,072
Average daily production:
Oil and Condensate (Bbls)	1,930	2,139	1,987	2,097
Natural Gas (Mcf)	4,402	2,725	3,760	2,789
Natural Gas Liquids (Bbls)	20	—	7	—

Total (BOE)[a]	2,684	2,593	2,620	2,562
Average sales price:
Oil and Condensate (per Bbl)	$64.77	$115.32	$53.52	$109.65
Natural Gas (per Mcf)	$3.64	$10.30	$4.15	$10.14
Natural Gas Liquids (per Bbl)	$18.91	$—	$18.91	$—

Total (per BOE)[a]	$52.69	$105.95	$46.58	$100.79
Average NYMEX prices[b]:
Oil (per Bbl)	$68.25	$118.52	$57.09	$113.48
Natural Gas (per Mcf)	$3.42	$9.00	$3.90	$9.73

[a]	Natural gas is converted at the rate of six Mcf to one BOE and oil, condensate and natural gas liquids are converted at a rate of one Bbl to one BOE.
[b]	Based upon the average of bid week prompt month prices.

	Production and Revenue by Basin
	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2009	2008	2009	2008
Appalachian
Revenues – Natural Gas	$1,473,793	$2,582,720	$4,257,581	$7,747,630
Volumes (Mcf)	405,001	250,704	1,026,409	764,293
Average Price	$3.64	$10.30	$4.15	$10.14
Revenues – Condensate	$13,020	$—	$13,020	$—
Volumes (Bbl)	253	—	253	—
Average Price	$51.46	$—	$51.46	$—
Revenues – Natural Gas Liquids	$34,880	$—	$34,880	$—
Volumes (Bbl)	1,845	—	1,845	—
Average Price	$18.91	$—	$18.91	$—
Illinois
Revenues – Oil	$11,490,245	$22,692,083	$29,020,431	$63,016,941
Volumes (Bbl)	177,336	196,780	542,214	574,690
Average Price	$64.79	$115.32	$53.52	$109.65

	Other Performance Measurements From Continuing Operations
	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2009	2008	2009	2008
EBITDAX $ (in Thousands)	$5,245	$7,653	$18,037	$23,362
LOE per BOE $	$22.92	$32.01	$22.44	$29.08
G&A as a Percentage of Operating Revenue(a)	20.2%	20.1%	27.7%	20.5%

(a)	Includes realized commodity derivatives during the period, which are recorded as Other Income (Expense). For the nine-month period ended September 30, 2009, we excluded the early settlement of 2011 oil derivatives that totaled approximately $4.6 million.

General Overview

Operating revenue for the three and nine month periods ended September 30, 2009 decreased 48.4% and 52.8%, respectively, when compared to the same periods in 2008. These decreases are primarily due to lower oil and gas prices and lower oil production when compared to 2008, which was partially offset by an increase in natural gas production. The average sales price per BOE during the three and nine month periods ended September 30, 2009 was $52.69 and $46.58, respectively, as compared to $105.95 and $100.79 during the comparable periods of 2008. Partially offsetting the decrease in commodity prices was an increase in natural gas production. Total production for the three and nine month periods ended September 30, 2009 increased approximately 3.5% and 1.9%, respectively, when compared to the same periods in 2008.

Operating expenses decreased $8.1 million, or 34.5%, for the third quarter of 2009 as compared to the same period in 2008 and decreased $6.6 million, or 12.1%, for the first nine months of 2009 as compared to the same period in 2008. Operating expenses are primarily comprised of: production expenses; G&A expenses; exploration expenses; gains and losses on the disposal of assets; impairment expense; and DD&A expenses. The decrease in operating expenses during the three months ended September 30, 2009 can be primarily attributable to a loss sustained from the sale of our New Albany Shale assets in the Illinois Basin during 2008 of approximately $6.3 million. Also contributing to the decrease in operating expenses were lower production and lease operating expenses, a decrease in G&A expenses and a decrease in exploration expenses. These reductions in operating expenses were partially offset by increases in impairment expense and DD&A. The increase in impairment expense is attributable to the impairment of capitalized costs related to our unproved properties in accordance with FASB ASC 932. The increase in our DD&A expenses can be primarily explained by the downward revision in the estimated lives of our proved reserves at December 31, 2008. We calculate our depletion on a units-of-production basis, which accelerated in relation to our lower proved reserves base. The decrease in operating expenses for the first nine months of 2009 as compared to the same period in 2008 was primarily due to the loss recognized in relation to the sale of our New Albany Shale assets in the Illinois Basin during 2008, which was partially offset by reductions in production and lease operating expenses.

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

EBITDAX decreased approximately $2.4 million to $5.2 million for the three-month period ended September 30, 2009 as compared to the same period in 2008. The decrease in EBITDAX can be primarily attributed to lower commodity prices, partially offset by lower production and lease operating expenses. EBITDAX decreased approximately $5.3 million to $18.0 million for the nine-month period ended September 30, 2009 as compared to the same period in 2008. The decrease in EBITDAX can be primarily attributed to lower commodity prices, partially offset by lower production and lease operating expenses as well as the early settlement of certain oil derivatives relating to 2011.

LOE per BOE measures the average cost of extracting oil and natural gas from our basin reserves during the period. This measurement is also commonly referred to in the industry as our “lifting cost”. It represents the average cost of extracting one barrel of oil equivalent from our oil and natural gas reserves in the ground. LOE per BOE decreased by $9.09 for the three months ended September 30, 2009 as compared to the same period in 2008 and $6.64 for the nine months ended September 30, 2009 as compared to the same period in 2008. The expenses decreased as a result of decreased activity levels, primarily in the Illinois Basin, and several cost reduction measures implemented during the fourth quarter of 2008.

G&A expenses as a percentage of operating revenue, which includes realized derivatives, measures overhead costs associated with our management and operations. G&A expenses as a percentage of revenue increased to approximately 20.2% for the three-month period ended September 30, 2009, as compared to 20.1% for the same period in 2008. G&A expenses increased as a percentage of revenue to approximately 27.7% for the nine-month period ended September 30, 2009, as compared to 20.5% for the same period in 2008. The increase in G&A expenses as a percentage of revenue for the three-month period ending September 30, 2009 as compared to the same period in 2008 was primarily due to a decrease in operating revenue, which was a function of lower commodity prices. Overall, G&A expenses decreased when compared to last year, primarily due to a true up of non-cash compensation expenses of approximately $0.6 million. The increase in G&A expenses as a percentage of revenue for the nine-month period ended September 30, 2009 as compared to the same period in 2008 was largely a function of lower operating revenue, which was directly attributable to a decrease in commodity prices. Overall, G&A expenses increased less than 1% from 2008.

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008.

Oil and gas revenue for the three month periods ended September 30, 2009 and 2008 ($ in thousands, except total BOE production and price per BOE) is summarized in the following table:

	For Three Months Ended September 30,
	2009	2008	Change	%
Oil and Gas Revenues:
Oil and condensate sales revenue	$11,503	$22,692	$(11,189)	(49.3)%
Oil derivatives realized(a)	$(305)	$(6,353)	$6,048	95.2%

Total oil and condensate revenue and derivatives realized	$11,198	$16,339	$(5,141)	(31.5)%
Gas sales revenue	$1,474	$2,583	$(1,109)	(42.9)%
Gas derivatives realized(a)	$1,089	$(287)	$1,376	479.4%

Total gas revenue and derivatives realized	$2,563	$2,296	$267	11.6%
Total natural gas liquid revenue	$35	$—	$35	100.0%
Consolidated sales	$13,012	$25,275	$(12,263)	(48.5)%
Consolidated derivatives realized(a)	$784	$(6,640)	$7,424	111.8%

Total oil and gas revenue and derivatives realized	$13,796	$18,635	$(4,839)	(26.0)%
Total BOE Production	246,934	238,564	8,370	3.5%
Average Realized Price per BOE	$55.87	$78.11	$(22.24)	(28.5)%

(a)	Realized derivatives are included in Other Income (Expense) on the Consolidated Statements of Operations.

Average realized price received for oil and gas during the third quarter of 2009 was $55.87 per BOE, a decrease of 28.5%, or $22.24 per BOE, from the same quarter in 2008. The average price for oil and condensate, after the effect of derivative activities, decreased 24.1%, or $19.98 per barrel, to $63.06 per barrel. The average price for natural gas, after the effect of derivative activities, decreased 30.9%, or $2.83 per Mcf, to $6.33 per Mcf. Our derivative activities effectively increased net realized price by $3.17 per BOE in the third quarter of 2009 and decreased net realized prices by $27.83 per BOE in the third quarter of 2008.

Production volumes in the third quarter of 2009 increased 3.5% from the third quarter of 2008. Natural gas production increased approximately 61.5%, primarily due to the success of our Marcellus Shale drilling operations in the counties of Butler and Westmoreland in the Commonwealth of Pennsylvania. This increase was partially offset by significant pipeline curtailments affecting our conventional shallow gas operations in Westmoreland County, Pennsylvania. Oil production decreased approximately 9.8% in the third quarter of 2009 as compared to the same period in 2008, primarily due to decreased development and activity levels thus far in 2009. We initiated a conventional oil drilling program during the third quarter of 2009 to attempt to offset our year-over-year decrease in production. Overall, our production for the three months ending September 30, 2009 averaged 2,684 BOE per day, of which 71.9% was attributable to oil and 27.3% to natural gas, the remainder was a result of natural gas liquids production.

Other operating revenue for the three months ended September 30, 2009 and September 30, 2008 were approximately $43,000 and $29,000, respectively. We generate other operating revenue from various activities such as revenue from the transportation of third-party natural gas in the Appalachian Basin.

Production and lease operating expenses decreased approximately $2.0 million, or 25.9%, in the third quarter of 2009 from the same period in 2008. These expenses have decreased year-over-year primarily due to decreased activity levels, primarily in the Illinois Basin, and several cost reduction measures implemented during the fourth quarter of 2008 to mitigate discretionary spending and to lower overall operating expenses.

G&A expenses for the third quarter of 2009 decreased approximately $1.0 million, or 25.5%, to $2.8 million from the same period in 2008. These expenses decreased year-over-year primarily due to a recovery of expense recognized during the third quarter of 2009 due to the true-up of our annualized forfeiture rate as it relates to our non-cash compensation expense. In accordance with the provisions of FASB ASC 718, we will record additional expense if the actual forfeiture rate is lower than we estimate, and will record a recovery of expense if the actual forfeiture rate is higher than we estimate.

Loss on disposal of assets for the three months ended September 30, 2009 was a loss of approximately $17,000 as compared to a loss of $6.3 million for the same period in 2008. During the third quarter of 2008, we sold our New Albany Shale acreage holdings in areas of the Illinois Basin, which resulted in a loss of approximately $6.3 million. We, from time to time, sell or dispose of property and equipment in the normal course of business and recognize a gain or loss based on the price received for those assets compared to the book carrying value at the time of sale or disposal.

Impairment expenses for the third quarter of 2009 totaled approximately $0.5 million as compared to $0 during the comparable period of 2008. We recorded these expenses in accordance with FASB ASC 932 to recognize impairment of capitalized costs related to unproved properties. During the third quarter of 2009, we identified certain geographic regions, predominately in areas prospective for the Marcellus Shale, that were outside of the scope of our current plans, increasing the probability of future lease expiration. Capitalized costs associated with these properties are periodically evaluated as to their recoverability based on changes brought about by economic factors and potential shifts in our business strategy. As economic and strategic conditions change and we continue to develop unproved properties, our estimates of impairment will likely change and we may increase or decrease expense.

Exploration expense of oil and gas properties for the third quarter of 2009 decreased approximately $0.7 million from an expense of $1.1 million for the same period in 2008. These expenses are primarily associated with seismic data acquisitions and related activities, reservoir characterization and geologic modeling activities, and oil and gas lease delay rental payments. Expenses during the third quarter of 2008 were higher than the current quarter primarily due to geological modeling activities associated with our ASP project in the Illinois Basin, as well as seismic data acquisitions and related activities associated with our Marcellus Shale program in the Appalachian Basin.

DD&A expenses for the three months ended September 30, 2009 increased approximately $1.3 million, or 28.6%, from $4.7 million for the same period in 2008. This increase is primarily attributable to the decrease in our proved reserves as of December 31, 2008. We calculate our depletion on a units-of-production basis, which accelerated in relation to our lower proved reserves base.

Interest expense, net of interest income, for the three months ended September 30, 2009 was approximately $0.2 million as compared to $0.1 million for the same period in 2008. The increase of $135,000 was primarily due to the decrease in the amount of cash on hand, for which we receive interest income, as well as depressed interest rates when compared to last year.

Gain on derivatives, net includes a gain of approximately $0.4 million for the third quarter of 2009 as compared to a gain of $60.0 million for the same period in 2008. These changes were attributable to the volatility of oil and gas commodity prices in the marketplace along with changes in our portfolio of outstanding collars and swap derivatives. Losses from derivative activities generally reflect higher oil and gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market.

Other expense was an expense of approximately $7,000 in the third quarter of 2009 as compared to expense of approximately $79,000 for the same period in 2008. Our other expense is characterized by the recognition of gains or losses on the sale of scrap inventory and physical yard inventory adjustments and fluctuates from period to period.

Net income tax benefit (expense) was a benefit of approximately 1.0 million for the three months ended September 30, 2009 as compared to expense of approximately $24.9 million for the three months ended September 30, 2008. The change was primarily due to net income during the third quarter of 2008 that was attributable to unrealized gains on our commodity derivatives.

Net income (loss) from continuing operations after income taxes for the three months ended September 30, 2009 was a loss of $1.2 million as compared to net gain of $36.8 million for the same period in 2008. The change was caused by our unrealized gains on derivatives, which were significantly higher during the third quarter of 2008 than the same period in 2009. There were no other comprehensive income (loss) items recognized during the periods presented, therefore our comprehensive net income (loss) is equal to our net income (loss).

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008.

Oil and gas revenue for the nine month periods ended September 30, 2009 and 2008 ($ in thousands, except price per BOE) is summarized in the following table:

	For Nine Months Ended September 30,
	2009	2008	Change	%
Oil and Gas Revenues:
Oil and condensate sales revenue	$29,033	$63,017	$(33,984)	(53.9)%
Oil derivatives realized(a)(b)	$3,764	$(17,044)	$20,808	122.1%

Total oil and condensate revenue and derivatives realized	$32,797	$45,973	$(13,176)	(28.7)%
Gas sales revenue	$4,258	$7,748	$(3,490)	(45.0)%
Gas derivatives realized(a)	$2,544	$(660)	$3,204	485.5%

Total gas revenue and derivatives realized	$6,802	$7,088	$(286)	(4.0)%
Total natural gas liquid revenue	$35	$—	$35	100.0%
Consolidated sales	$33,326	$70,765	$(37,439)	(52.9)%
Consolidated derivatives realized(a)	$6,308	$(17,704)	$24,012	135.6%

Total oil and gas revenue and derivatives realized	$39,634	$53,061	$(13,427)	(25.3)%
Total BOE Production	715,380	702,072	13,308	1.9%
Average Realized Price per BOE	$55.40	$75.58	$(20.18)	(26.7)%

(a)	Realized derivatives are included in Other Income (Expense) on the Consolidated Statements of Operations.
(b)	Excludes approximately $4.6 million in proceeds that were received upon the early settlement of oil hedges during the first quarter of 2009 relating to the 2011 calendar year.

Average realized price received for oil and gas during the first nine months of 2009 was $55.40 per BOE, a decrease of 26.7%, or $20.18 per BOE, from the same period in 2008. The average price for oil and condensate, after the effect of derivative activities, decreased 24.4%, or $19.54 per barrel, to $60.46 per barrel. The average price for natural gas, after the effect of derivative activities, decreased 28.5%, or $2.65 per Mcf, to $6.63 per Mcf. Our derivative activities effectively increased net realized price by $8.82 per BOE in the first nine months of 2009 and decreased net realized prices by $25.22 per BOE in the first nine months of 2008.

Production volumes in the first nine months of 2009 increased 1.9% from the first nine months of 2008. Natural gas production increased approximately 34.3%, primarily due to the success of our Marcellus Shale drilling operations in the counties of Butler and Westmoreland in the Commonwealth of Pennsylvania. This increase was partially offset by significant pipeline curtailments affecting our conventional gas operations in Westmoreland County, Pennsylvania. Oil production decreased approximately 5.6% in the first nine months of 2009 as compared to the same period in 2008, primarily due to decreased development and activity levels thus far in 2009. We initiated a conventional oil drilling program during the third quarter of 2009 to attempt to offset our year-over-year decrease in production. Overall, our production for the nine months ending September 30, 2009 averaged 2,620 BOE per day, of which 75.8% was attributable to oil and 23.9% to natural gas, the remainder was from natural gas liquids production.

Other operating revenue for the nine months ended September 30, 2009 and September 30, 2008 was approximately $100,000 and $93,000, respectively. We generate other operating revenue from various activities such as revenue from the transportation of third-party natural gas in the Appalachian Basin.

Production and lease operating expenses decreased approximately $4.4 million, or 21.4%, in the nine month period ended September 30, 2009 from the same period in 2008. These expenses have decreased year-over-year primarily due to decreased activity levels, primarily in the Illinois Basin, and several cost reduction measures implemented during the fourth quarter of 2008 to mitigate discretionary spending and to lower overall operating expenses.

G&A expenses for the first nine months of 2009 increased approximately $60,000, or 0.6%, to $10.9 million from the same period in 2008. These expenses have increased year-over-year primarily due to legal, wages and benefits expenses. Legal expenses have increased due to accruals associated with the pending actions related to our prior Marcellus Shale leasing projects (see Note 11 to our consolidated financial statements) and due to expenses incurred in relation to the PEA signed with Williams (see Note 2 to our consolidated financial statements). Wages and benefits increased primarily due to the increase in total employees when compared to the prior year. These increases in G&A expense were partially offset by a decrease in non-cash compensation expense that is related to a recovery of expense recognized during the third quarter of 2009 due to the true-up of our annualized forfeiture. In accordance with the provisions of FASB ASC 718, we will record additional expense if the actual forfeiture rate is lower than we estimate, and will record a recovery of expense if the actual forfeiture rate is higher than we estimate.

Loss on sale assets for the nine months ended September 30, 2009 was a loss of $417,000 as compared to a loss of $6.4 million for the same period in 2008. The loss recognized during the first nine months of 2009 was primarily due to the sale of our Southwest Region assets in Texas and New Mexico. During the third quarter of 2008, we sold our New Albany Shale acreage holdings in areas of the Illinois Basin, which resulted in a loss of approximately $6.3 million. We, from time to time, sell or dispose of property and equipment in the normal course of business and recognize a gain or loss based on the price received for those assets compared to the book carrying value at the time of sale or disposal.

Impairment expenses for the first nine months of 2009 totaled approximately $0.9 million as compared to $0 during the comparable period of 2008. We recorded these expenses in accordance with FASB ASC 932 to recognize impairment of capitalized costs related to unproved properties. During 2009, we have identified certain geographic regions, predominately in areas prospective for the Marcellus Shale, that were outside of the scope of our current plans, increasing the probability of future lease expiration. Capitalized Costs associated with these properties are periodically evaluated as to their recoverability based on changes brought about by economic factors and potential shifts in our business strategy. As economic and strategic conditions change and we continue to develop unproved properties, our estimates of impairment will likely change and we may increase or decrease expense.

Exploration expense of oil and gas properties for the first nine months of 2009 decreased approximately $1.2 million from an expense of $2.4 million for the same period in 2008. These expenses are primarily associated with seismic data acquisitions and related activities, reservoir characterization and geologic modeling activities, and oil and gas lease delay rental payments. Expenses during the nine month period ending September 30, 2008 were higher than the current period primarily due to geological modeling activities associated with our ASP project in the Illinois Basin, as well as seismic data acquisitions and related activities associated with our Marcellus Shale program in the Appalachian Basin. Also contributing to the decrease was the reimbursement of seismic acquisition and processing costs, incurred during 2009, as a part of the PEA signed with Williams during the second quarter of 2009 (see Note 2 to our consolidated financial statements).

DD&A expenses for the nine months ended September 30, 2009 increased approximately $4.1 million, or 28.3%, from $14.4 million for the same period in 2008. This increase is primarily attributable to the decrease in our proved reserves as of December 31, 2008. We calculate our depletion on a units-of-production basis, which accelerated in relation to our lower proved reserves base.

Interest expense, net of interest income, for the nine months ended September 30, 2009 was approximately $609,000 as compared to $524,000 for the same period in 2008. This increase is primarily attributable to the lower average balance of cash on hand during 2009, for which we receive interest income, as well as depressed interest rates when compared to last year. During the second quarter of 2008 we paid off all of our outstanding long-term debt with a portion of the proceeds from our public offering of common stock.

Loss on derivatives, net includes a loss of approximately $4.9 million for the first nine months of 2009 as compared to a loss of $30.0 million for the same period in 2008. These changes were attributable to the volatility of oil and gas commodity prices in the marketplace along with changes in our portfolio of outstanding collars and swap derivatives. Losses from derivative activities generally reflect higher oil and gas prices in the marketplace than were in effect at the end of the last period while gains would suggest the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market. In addition, we recognized a gain of approximately $4.6 million during the first six months of 2009 due to the early settlement of oil hedges that related to 2011 production.

Other expense was an expense of approximately $38,000 in the first nine months of 2009 as compared to expense of approximately $61,000 for the same period in 2008. Our other expense is characterized by the recognition of gains or losses on the sale of scrap inventory and physical yard inventory adjustments and fluctuates from period to period.

Net income tax benefit increased by approximately $2.2 million in the first nine months of 2009 to $8.0 million as compared to $5.8 million for the same period in 2008. The increase was primarily due to the increase in the loss from continuing operations before taxes, which was primarily attributable to lower average commodity prices, year-over-year.

Net loss from continuing operations after income taxes for the nine months ended September 30, 2009 was $12.0 million as compared to a net loss of $8.4 million for the same period in 2008, an increase of approximately $3.6 million. The increase was primarily caused by lower average commodity prices, year-over-year. There were no other comprehensive income (loss) items recognized during the periods presented, therefore, our comprehensive net income (loss) is equal to our net income (loss).

Capital Resources and Liquidity

Our primary needs for cash are for exploration, development and acquisition of oil and gas properties. During the nine months ended September 30, 2009, $35.9 million of capital was expended on drilling projects, facilities and related equipment and acquisitions of unproved acreage. The capital program was funded by net cash flow from operations, proceeds from borrowings, and with proceeds from the sale of our Southwest Region assets. The 2009 capital budget of $48.6 million is expected to continue to be funded primarily by cash flow from operations and from borrowings under our Senior Credit Facility. We currently believe we have sufficient liquidity and cash flow to meet our obligations for the next twelve months; however, a significant continuation of depressed commodity prices, particularly natural gas, or reduction in production or reserves could adversely affect our ability to fund capital expenditures and meet our financial obligations. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may also elect to issue additional shares of stock, subordinated notes or other debt securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

Financial Condition and Cash Flows for the Nine Months Ended September 30, 2009 and 2008

The following table summarizes our sources and uses of funds for the periods noted:

	Nine Months Ended September 30, ($ in Thousands)
	2009	2008
Cash flows provided by operations	$12,800	$26,776
Cash flows used in investing activities	(15,011)	(88,528)
Cash flows provided by (used in) financing activities	(94)	86,333

Net increase (decrease) in cash and cash equivalents	$(2,305)	$24,581

Net cash provided by operating activities decreased by approximately $14.0 million in the first nine months of 2009 over the same period in 2008. The decrease in 2009 was affected by a combination of factors, but primarily due to decreased commodity prices; partially offset by decreased lease operating expenses and an increase in realized gains from derivatives. Average sales prices, excluding realized derivatives, decreased from $100.79 per BOE in the first nine months of 2008 to $46.58 per BOE in the first nine months of 2009.

Net cash used in investing activities decreased by approximately $73.5 million, or 83.0%, from the first nine months of 2008 to $15.0 million in the first nine months of 2009. This change was primarily the result of the proceeds received from the sale of our Southwest Region assets as well as a decrease in oil and gas property development activities.

Net cash provided by (used in) financing activities decreased by approximately $86.4 million from the first nine months of 2008 to the first nine months of 2009. The decrease is due to the issuance of common stock during the second quarter of 2008, from which we received net proceeds of approximately $113.1 million.

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

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended September 30, 2009, there were no material changes to the critical accounting policies previously reported by us in our Annual Report on Form 10-K/A for the year ended December 31, 2008. We discuss critical recently adopted and issued accounting standards in Item 1. Financial Statements—Note 4, “Recently Issued Accounting Pronouncements.”

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

The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income (Loss) From Continuing Operations	$(1,186)	$36,783	$(11,971)	$(8,416)
Add Back Depletion, Depreciation, Amortization and Accretion	6,059	4,710	18,423	14,361
Add Back (Less) Non-Cash Compensation Expense (Income)	(128)	464	968	1,567
Add Back Interest Expense	207	207	612	844
Add Back Impairment Expense	477	—	865	—
Add Back Exploration Expenses	370	1,113	1,204	2,395
Less Interest Income	(2)	(137)	(3)	(320)
Add Back Loss on Interest Rate Swap	198	84	566	182
Add Back Loss on Disposal of Assets	17	6,274	417	6,426
Add Back (Less) Loss (Gain) from Financial Derivatives	192	(66,744)	14,960	12,112
Add Back (Less) Income Tax Expense (Benefit)	(959)	24,899	(8,004)	(5,789)

EBITDAX From Continuing Operations	$5,245	$7,653	$18,037	$23,362
Add EBITDAX From Discontinued Operations	—	1,208	53	3,896

EBITDAX	$5,047	$8,861	$18,090	$27,258

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

For the three and nine month periods ended September 30, 2009, the net realized gain on oil and natural gas derivatives were approximately $0.8 million and $10.7 million, respectively, as compared to net realized losses of approximately $6.6 million and $17.7 million, respectively, for the comparable periods in 2008. Included in the net realized gain in the nine months ended September 30, 2009 are cash settlements of approximately $4.6 million which resulted from the early settlement of certain oil hedges related to production in 2011. These gains and losses are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations.

For the three and nine month periods ended September 30, 2009, the net unrealized loss on oil and natural gas derivatives was $0.3 million and $15.3 million, respectively, as compared to a gain of $66.8 million and a loss of $11.8 million, respectively, for the comparable periods in 2008. The net unrealized losses are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations.

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

For a summary of our current oil and natural gas derivative positions at September 30, 2009 refer to Note 7 of our Consolidated Financial Statements, “Fair Value of Financial Instruments and Derivative Instruments”.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The information contained in Part I, Item 1, Note 11, “Commitments and Contingencies—Litigation and Legal Proceedings” in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

During the quarter ended September 30, 2009, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

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

REX ENERGY CORPORATION
(Registrant)

Date: November 6, 2009	By:	/S/ BENJAMIN W. HULBURT
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2009	By:	/S/ THOMAS C. STABLEY
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1**	Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.2**	Amendment to Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.3**	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.
**	Incorporated by reference hereto.