Form 10-Q
period 2010-03-31
REX ENERGY CORP
filed 2010-05-05
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

44,000,710 common shares were outstanding on May 4, 2010.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD MARCH 31, 2010

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q may contain forward-looking statements within the meaning of sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, but not limited to, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	uncertainties regarding the economic conditions in the United States and globally;

•	domestic and global demand for oil and natural gas;

•	volatility in the prices we receive for our oil and natural gas;

•	the effects of government regulation, permitting and other legal requirements;

•	the quality of our properties with regard to, among other things, the existence of reserves in economic quantities;

•	uncertainties about the estimates of our oil and natural gas reserves;

•	our ability to increase our production and oil and natural gas income through exploration and development;

•	our ability to successfully apply horizontal drilling techniques and tertiary recovery methods;

•	the number of well locations to be drilled, the cost to drill and the time frame within which they will be drilled;

•	drilling and operating risks;

•	the availability of equipment, such as drilling rigs and transportation pipelines;

•	changes in our drilling plans and related budgets;

•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity;

•	uncertainties associated with our legal proceedings and their outcome; and

•	other factors discussed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission.

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

Item 1.	Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except per Share Amounts)

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS
Current Assets
Cash and Cash Equivalents	$33,353	$5,582
Accounts Receivable	9,563	14,333
Short-Term Derivative Instruments	3,953	2,124
Deferred Taxes	1,255	2,827
Inventory, Prepaid Expenses and Other	1,965	1,111

Total Current Assets	50,089	25,977
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	210,884	206,676
Unevaluated Oil and Gas Properties	97,824	80,218
Other Property and Equipment	27,004	25,082
Wells and Facilities in Progress	45,917	34,086
Pipelines	5,091	5,167

Total Property and Equipment	386,720	351,229
Less: Accumulated Depreciation, Depletion and Amortization	(80,416)	(75,968)

Net Property and Equipment	306,304	275,261
Other Assets – Net	108	101
Intangible Assets – Net	1,003	1,098
Investment in RW Gathering	3,194	840
Long-Term Derivative Instruments	2,675	1,673

Total Assets	$363,373	$304,950

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$14,458	$16,386
Accrued Expenses	8,155	9,333
Short-Term Derivative Instruments	5,485	6,692

Total Current Liabilities	28,098	32,411
Senior Secured Line of Credit and Long-Term Debt	42	23,049
Long-Term Derivative Instruments	242	426
Long-Term Deferred Tax Liability	6,602	6,894
Other Deposits and Liabilities	6,073	5,830
Future Abandonment Cost	16,421	16,143

Total Liabilities	$57,478	$84,753
Commitments and Contingencies (See Note 11)
Owners’ Equity
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 44,014,396 shares issued and outstanding on March 31, 2010 and 36,817,812 shares issued and outstanding on December 31, 2009.	44	37
Additional Paid-In Capital	372,976	292,372
Accumulated Deficit	(73,507)	(75,555)

Rex Energy Owners’ Equity	299,513	216,854
Noncontrolling Interests	6,382	3,343

Total Owners’ Equity	305,895	220,197

Total Liabilities and Owners’ Equity	$363,373	$304,950

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, $ and Shares in Thousands, Except per Share Data)

	For the Three Months Ended March 31,
	2010	2009
OPERATING REVENUE
Oil and Natural Gas Sales	$16,518	$8,798
Other Revenue	240	32

TOTAL OPERATING REVENUE	16,758	8,830
OPERATING EXPENSES
Production and Lease Operating Expense	5,920	5,154
General and Administrative Expense	4,205	3,751
Loss on Disposal of Assets	2	428
Impairment Expense	571	—
Exploration Expense	1,135	1,082
Depreciation, Depletion, Amortization and Accretion	5,092	6,171
Other Operating Expenses	190	—

TOTAL OPERATING EXPENSES	17,115	16,586
LOSS FROM OPERATIONS	(357)	(7,756)
OTHER INCOME (EXPENSE)
Interest Income	35	1
Interest Expense	(164)	(216)
Gain on Derivatives, Net	3,792	5,464
Other Expense	(33)	(45)

TOTAL OTHER INCOME	3,630	5,204
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	3,273	(2,552)
Income Tax Benefit (Expense)	(1,281)	1,203

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,992	(1,349)

Income From Discontinued Operations, Net of Income Taxes	—	323

NET INCOME (LOSS)	$1,992	$(1,026)
Net Loss Attributable to Noncontrolling Interests	56	—

Net Income (Loss) Attributable to Rex Energy	2,048	(1,026)
Earnings per common share:
Basic – income (loss) from continuing operations attributable to Rex common shareholders	$0.05	$(0.04)
Basic – income from discontinued operations attributable to Rex common shareholders	—	0.01

Basic – net income (loss) attributable to Rex common shareholders	$0.05	$(0.03)
Basic – weighted average shares of common stock outstanding	42,126	36,726
Diluted – income (loss) from continuing operations attributable to Rex common shareholders	$0.05	$(0.04)
Diluted – income from discontinued operations attributable to Rex common shareholders	—	0.01

Diluted – net income (loss) attributable to Rex common shareholders	$0.05	$(0.03)
Diluted – weighted average shares of common stock outstanding	42,200	36,726

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2010

(Unaudited, $ in Thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Owners’ Equity	Noncontrolling Interests

BALANCE December 31, 2009	36,817,812	$37	$292,372	$(75,555)	$216,854	$3,343
Non-cash compensation expense	—	—	417	—	417	—
Issuance of Restricted Stock, Net	296,584	—	—	—	—	—
Issuance of Common Stock, Net	6,900,000	7	80,187	—	80,194	—
Capital Contributions	—	—	—	—	—	3,095
Net Income (Loss)	—	—	—	2,048	2,048	(56)

BALANCE March 31, 2010	44,014,396	44	372,976	(73,507)	299,513	6,382

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, $ in Thousands)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) Attributable to Rex Energy	$2,048	$(1,026)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Noncontrolling Interest Net Loss	(56)	—
Non-cash Expenses	804	567
Depreciation, Depletion, Amortization and Accretion	5,092	6,171
Unrealized (Gain) Loss on Derivatives	(4,223)	2,143
Deferred Income Tax Expense (Benefit)	1,281	(915)
Impairment Expense	571	—
Loss on Sale of Oil and Gas Properties	2	428
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts Receivable	4,774	608
Inventory, Prepaid Expenses and Other Assets	(854)	202
Accounts Payable and Accrued Expenses	(3,512)	(6,950)
Other Assets and Liabilities	(1,264)	1,693

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,663	2,921
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Joint Ventures	(2,355)	—
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	9	17,298
Acquisitions of Undeveloped Acreage	(18,049)	(5,196)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(16,641)	(8,113)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(37,036)	3,989
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debts and Lines of Credit	(23,000)	(15,000)
Proceeds from Long-Term Debts and Lines of Credit	—	5,000
Repayments of Loans and Other Notes Payable	(145)	—
Capital Contributions by the Partners of Joint Ventures	3,095	—
Proceeds from the Issuance of Common Stock	80,520	—
Costs Incurred from the Issuance of Common Stock	(326)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	60,144	(10,000)

NET INCREASE (DECREASE) IN CASH	27,771	(3,090)
CASH – BEGINNING	5,582	7,046

CASH – ENDING	$33,353	$3,956
SUPPLEMENTAL DISCLOSURES
Interest Paid	124	332
NON-CASH ACTIVITIES
Equipment Financing	415	—

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Rex Energy Corporation (the “Company”) is an independent oil and gas company with operations currently focused on the Illinois and Appalachian Basins. In the Appalachian Basin, we are focused on our Marcellus Shale drilling projects. In the Illinois Basin, in addition to our developmental conventional oil drilling, we are focused on the implementation of enhanced oil recovery on our properties. We pursue a balanced growth strategy of exploiting our sizeable inventory of lower-risk developmental drilling locations, pursuing our higher potential exploration drilling prospects, and actively seeking to acquire complementary oil and natural gas properties.

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

Certain amounts and disclosures have been condensed or omitted from these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these interim financial statements should be read in conjunction with the audited consolidated and combined financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Certain prior year amounts have been reclassified to conform to the report classifications for the three-month period ended March 31, 2010, with no effect on previously reported net income, net income per share, retained earnings or stockholders’ equity. Gains of approximately $8.3 million for the three-month period ended March 31, 2009, have been reclassified from Realized Gain (Loss) on Derivatives on the Statement of Operations to Gain on Derivatives, Net. Additionally, approximately $0.2 million for the three-month period ended March 31, 2009, has been reclassified from Interest Expense on the Statement of Operations to Loss on Derivatives, Net. Previously, we had recorded realized settlements on commodity derivatives as a source of revenue and realized settlements on our interest rate swap as interest expense.

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

On January 21, 2010, we completed an underwritten public offering of 6,900,000 shares of our common stock, which included 900,000 shares of common stock issued upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $12.25 per share. The net proceeds from the offering were approximately $80.2 million, after deducting underwriting discounts, commissions and estimated offering expenses. We used a portion of the proceeds of the offering to fully repay outstanding borrowings under our Senior Credit Facility and we intend to use the remaining net proceeds to fund a portion of our capital expenditure program for 2010 and for other general corporate purposes. We may invest any remaining unused proceeds in short-term, investment grade, interest-bearing securities.

2. ACQUISITIONS AND DISPOSITIONS

Acquisitions are accounted for as purchases, and accordingly, the results of operations are included in our Consolidated Statements of Operations from the closing date of acquisition. Purchase prices are allocated to the acquired assets and assumed liabilities based on their estimated fair value at the time of the acquisition. Acquisitions may be funded with internal cash flow, bank borrowings and the issuance of debt and equity securities. Each of the acquisitions listed below pertain to the leasing of large tracts of acreage and were recorded as Unevaluated Oil and Gas Properties on our Consolidated Balance Sheet.

On February 12, 2010, R.E. Gas Development, LLC (“R.E. Gas”), our wholly owned subsidiary, acquired a 100% working interest in leases covering 2,517 gross (2,517 net) undeveloped acres in our Butler County, Pennsylvania project area. The acreage was acquired for approximately $5.7 million, or an average of $2,250 per acre.

On February 23, 2010, R.E. Gas acquired a 100% working interest in leases covering 3,033 gross (3,033 net) undeveloped acres in Clearfield and Clinton Counties in the Commonwealth of Pennsylvania. The interest was acquired from an individual landowner for approximately $3.0 million, or $1,000 per acre. Our interest is subject to an option held by a third party, whereby the third party may

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

elect to participate up to a 50% working interest in any well drilled. We will be accountable for a payment of an additional $1,000 per acre on 600 acres for each of the first five wells drilled on the acreage in the event that the third party elects not to participate in such wells. If the third party elects not to participate in any of the first five wells drilled on the acreage and additional payment by us is required, our total cost would be approximately $6.1 million, or $2,000 per acre.

3. FUTURE ABANDONMENT COST

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

Accretion expense during each of the three-month periods ended March 31, 2010 and March 31, 2009 totaled approximately $0.4 million. These amounts are recorded as DD&A expense on our Consolidated Statements of Operations. In accordance with the terms of the PEA with Williams Production Company, LLC and Williams Production Appalachia, LLC (collectively “Williams”), we account for asset retirement obligations that relate to wells that are drilled jointly based on our 50% interest in those wells. We describe the details of the PEA with Williams in Note 1, Basis of Presentation and Principles of Consolidation, to our Consolidated Financial Statements.

	March 31, 2010	March 31, 2009
	($ in Thousands)	($ in Thousands)
Beginning Balance at December 31	$16,143	$16,283
Asset Retirement Obligation Incurred	14	170
Asset Retirement Obligation Settled	(169)	(80)
Asset Retirement Obligation Cancelled on Sold Well Properties	—	(810)
Asset Retirement Obligation Accretion Expense	433	366

Total Asset Retirement Obligation	$16,421	$15,929

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) 805-20, which amends and clarifies ASC 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although we did not enter into any significant business combinations during the first three months of 2010, we believe ASC 805-20 may have a material impact on our future financial statements depending on the size and nature of any future business combinations that we may enter into. We adopted ASC 805-20 on January 1, 2010.

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which was issued to improve financial reporting by enterprises involved with variable interest entities. This statement addresses the effects of certain provisions of FASB Interpretation No. 46(R) (“FIN 46(R)”) and constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement takes effect as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim reporting periods thereafter. We adopted ASU 2009-17 as of January 1, 2010. Adoption did not have a material effect on our financial position and results of operations.

In January 2010, the FASB issued ASU 2010-01, Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU 2010-01”). The amendments to the Codification in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. We adopted ASU 2010-01 as of January 1, 2010. Adoption did not have a material effect on our financial position and results of operations.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In January 2010, the FASB issued ASU 2010-02, Consolidation – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification (“ASU 2010-02”). This ASU clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to:

•	A subsidiary or group of assets that is a business or nonprofit activity;

•	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and

•	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

ASU 2010-02 also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses.

The amendments in this ASU expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include:

•	The valuation techniques used to measure the fair value of any retained investment;

•	The nature of any continuing involvement with the subsidiary or entity acquiring the group of assets; and

•

Whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction.

ASU 2010-02 is effective beginning in the period that an entity adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51 (“SFAS 160”). If an entity has previously adopted SFAS 160, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in ASU 2010-02 should be applied retrospectively to the first period that an entity adopts SFAS 160. We adopted SFAS 160 on January 1, 2009, and subsequently adopted ASU 2010-02 on January 1, 2010. The adoption of this ASU did not have a material effect on our financial position and results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This ASU requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC 820-10. The FASB’s stated objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends ASC 820-10 to now require:

•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•

For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. We adopted ASU 2010-06 on January 1, 2010, with no material effect on our financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). The amendments in this ASU define SEC filers as entities that are required to furnish its financial statements with the SEC or the appropriate agency under Section 12(i) of the Securities Exchange Act of 1934, as amended, and removes the requirement for such entities to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued.

In addition, the amendments in ASU 2010-09 require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in ASU 2010-09 were effective upon issuance except for the use of the issued date for conduit debt obligors. This amendment is effective for interim or annual periods ending after June 15, 2010. We adopted this ASU upon its issuance with no material effect on our financial position and results of operations.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5. CONCENTRATIONS OF CREDIT RISK

At times during the three-month period ended March 31, 2010, our cash balance has exceeded the Federal Deposit Insurance Corporation’s limit of $250,000. There were no losses incurred due to such concentrations.

By using derivative instruments to hedge exposure to changes in commodity prices, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of the derivative is positive, the counterparty owes us, which creates repayment risk. We minimize the credit or repayment risk in derivative instruments by entering into transactions with a high-quality counterparty. Our counterparty is an investment grade financial institution, and a lender in our senior credit facility. We have a master netting agreement in place with our counterparty that provides for the offsetting of payables against receivables from separate derivative contracts. None of our derivative contracts have a collateral provision that would require funding prior to the scheduled cash settlement date. For additional information, see Note 7, Fair Value of Financial and Derivative Instruments, to our Consolidated Financial Statements.

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. At March 31, 2010, we carried approximately $6.8 million in production receivables, of which approximately $4.5 million were production receivables due from a single customer, Countrymark Cooperative LLP (“Countrymark”). We have a standby letter of credit from Countrymark as support for their monetary obligations to us, up to $4 million. During the first quarter of 2009, we placed into operation an oil offload facility in the Illinois Basin that we believe will enable us to diversify the purchasers of our oil in the future if we choose to do so. Additionally, we believe the growth in our Appalachian Basin proved reserve base will help us to minimize our future risks by diversifying our ratio of oil and gas sales as well as the quantity of purchasers.

6. LONG-TERM DEBT

We maintain a revolving credit facility evidenced by the Credit Agreement, dated September 28, 2007, with KeyBank National Association as Administrative Agent; BNP Paribas, as Syndication Agent; Sovereign Bank, as Documentation Agent; and lenders from time to time parties thereto (as amended from time to time, the “Senior Credit Facility”). Borrowings under the Senior Credit Facility are limited by a borrowing base that is determined in regard to our oil and gas properties. As of March 31, 2010, the borrowing base under the Senior Credit Facility was $80.0 million; however, the revolving credit facility may be increased up to $200 million upon re-determinations of the borrowing base, consent of the lenders and other conditions prescribed in the agreement. Effective April 22, 2010, our borrowing base increased from $80.0 million to $100.0 million (for further information see Note 19, Subsequent Events, to our Consolidated Financial Statements). Loans made under the Senior Credit Facility mature on September 28, 2012, and in certain circumstances, we will be required to prepay the loans.

Borrowings under the Senior Credit Facility bear interest, at our election, at the Adjusted LIBOR or the Alternative Base Rate (as defined below) plus, in each case an applicable per annum margin. The applicable per annum margin is determined based upon our total borrowing base utilization percentage in accordance with a pricing grid. The applicable per annum margin ranges from 1.75% to 2.5% for Eurodollar loans and .5% to 1.25% for ABR loans. The Adjusted Base Rate is equal to the greater of: (i) KeyBank’s announced prime rate; (ii) the federal funds effective rate from time to time plus  1/2 of 1%; and (iii) LIBO Rate plus 1.25%. Our commitment fee is also dependent on our total borrowing base utilization percentage and is determined based upon an applicable per annum margin which ranges from .375% to .50%.

Under the Senior Credit Facility, we may enter into commodity swap agreements with counterparties approved by the lenders, provided that the notional volumes for such agreements, when aggregated with other commodity swap agreements then in effect (other than basis differential swaps on volumes already hedged pursuant to other swap agreements), do not exceed, as of the date the swap agreement is executed, 85% of the reasonably anticipated projected production from our proved developed producing reserves for the 36 months following the date such agreement is entered into, and 75% thereafter, for each of crude oil and natural gas, calculated separately. We may also enter into interest rate swap agreements with counterparties approved by the lenders that convert interest rates from floating to fixed provided that the notional amounts of those agreements when aggregated with all other similar interest rate swap agreements then in effect, do not exceed the greater of $20.0 million and 75% of the then outstanding principal amount of our debt for borrowed money which bears interest at a floating rate. For further information on our derivative instruments, see Note 7, Fair Value of Financial and Derivative Instruments, to our Consolidated Financial Statements.

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

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Senior Credit Facility also requires that we meet, on a quarterly basis, minimum financial requirements of consolidated current ratio, EBITDAX to interest expense and total debt to EBITDAX. The covenant states that as of the last day of any fiscal quarter, our ratio of consolidated current assets as of such day to consolidated current liabilities as of such day is to be less than 1.0 to 1.0. Additionally, the covenant states that as of the last day of any fiscal quarter, our ratio of EBITDAX for the period of four fiscal quarters ending on such day to interest expense for such period is to be less than 3.0 to 1.0. Additionally, as of the last day of any fiscal quarter, our ratio of total debt to EBITDAX for the period of four fiscal quarters ending on such day is not to exceed 4.0 to 1.0. As of March 31, 2010, we were in compliance with all of our debt covenants.

In addition to our Senior Credit Facility, we may, from time to time in the normal course of business, finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and lines of credit consists of the following at March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
	($ in Thousands)	($ in Thousands)
Senior Credit Facility[1]	$—	$23,000
Other Loans and Notes Payable	636	366

Total Debts	636	23,366
Less Current Portion of Long-Term Debt	(594)	(317)

Total Long-Term Debts	$42	$23,049

[1]

The Senior Credit Facility requires us to make monthly payments of interest on the outstanding balance of loans made under the agreement. Loans made under the Senior Credit Facility mature on September 28, 2012, and in certain circumstances, we will be required to prepay the loans. The average interest rate on borrowings under our Senior Credit Facility for the three months ended March 31, 2010 was approximately 2.0%.

7. FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS

Our results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, we enter into oil and natural gas commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling, we make payments to our counterparty. We do not enter into these arrangements for speculative trading purposes. As of March 31, 2010, our oil and natural gas derivative commodity instruments consisted of fixed rate swap contracts and collars. We did not designate these instruments as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as other income or expense under the heading Gain on Derivatives, Net.

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

We enter into the majority of our derivative arrangements with one counterparty and have a netting agreement in place. We do not obtain collateral to support the agreements, but monitor the financial viability of our counterparties and believe our credit risk is minimal on these transactions. For additional information on the credit risk with regards to our counterparty, see Note 5, Concentrations of Credit Risk, to our Consolidated Financial Statements.

None of our derivatives are designated for hedge accounting but are, to a degree, an economic offset to our oil and natural gas price exposure. We utilize the mark-to-market accounting method to account for these contracts. We recognize all unrealized and realized gains and losses related to these contracts in the Consolidated Statements of Operations as Gain on Derivatives, Net under Other Income (Expense).

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

We made net payments of $0.2 million under these commodity derivative instruments during the three-month period ended March 31, 2010. We received net payments of approximately $8.3 million under these commodity derivative instruments during three-month period ended March 31, 2009. Payments received during the quarter ended March 31, 2009 included approximately $4.6 million attributable to the early settlement of certain 2011 oil hedges. Unrealized gains and losses associated with our commodity derivative instruments from continuing operations amounted to a gain of $4.1 million and a loss of $2.8 million for the three-month periods ended March 31, 2010 and 2009, respectively.

The following table summarizes the location and amounts of gains and losses on derivative instruments, none of which are designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the three-month periods ended March 31, 2010 and 2009 ($ in thousands):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Realized Gains (Losses)	Unrealized Gains (Losses)	Total	Realized Gains (Losses)	Unrealized Gains (Losses)	Total
Crude Oil
Reclassification of settled contracts included in prior periods mark-to-market adjustment	$—	$1,446	$1,446	$—	$(1,765)	$(1,765)
Mark-to-market fair value adjustments	—	(336)	(336)	—	(2,979)	(2,979)
Settlement of contracts (a)	(834)	—	(834)	7,835	—	7,835

Crude Oil Total	(834)	1,110	276	7,835	(4,744)	3,091

Natural Gas
Reclassification of settled contracts included in prior periods mark-to-market adjustment	—	(481)	(481)	—	(273)	(273)
Mark-to-market fair value adjustments	—	3,444	3,444	—	2,265	2,265
Settlement of contracts (a)	599	—	599	509	—	509

Natural Gas Total	599	2,963	3,562	509	1,992	2,501

Interest Rate
Reclassification of settled contracts included in prior periods mark-to-market adjustment	—	193	193	—	177	177
Mark-to-market fair value adjustments	—	(43)	(43)	—	(125)	(125)
Settlement of contracts (a)	(196)	—	(196)	(180)	—	(180)

Interest Rate Total	(196)	150	(46)	(180)	52	(128)

Gain (Loss) on Derivatives, Net	$(431)	$4,223	$3,792	$8,164	$(2,700)	$5,464

(a)	These amounts represent the realized gains and losses on settled derivatives, which before settlement are included in the mark-to-market fair value adjustments.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

As of March 31, 2010, we had entered into an interest rate swap derivative instrument which hedged our interest rate risk associated with changes in LIBOR on $20.0 million of notional value. We use the interest rate swap agreement to manage the risk associated with interest payments on amounts outstanding from variable rate borrowings under our Senior Credit Facility. Under our interest rate swap agreement, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return, a specified variable rate of interest times the same notional principal amount. The interest rate under the swap is 4.15% and the agreement expires in November 2010. The fair value of the swap at March 31, 2010 was a liability of $0.6 million, a decrease of $0.2 million for the three-month period ended March 31, 2010, based on current LIBOR quotes. We have accounted for the interest rate swap by recording the unrealized and realized gains for the three months ended March 31, 2010 in Gain on Derivatives, Net on our Consolidated Statements of Operations.

Our derivative instruments are recorded on the balance sheet as either an asset or a liability, in either case measured at its fair value. The fair value associated with our derivative instruments from continuing operations was an asset of approximately $0.9 million and a liability of $3.3 million at March 31, 2010 and December 31, 2009, respectively. The fair value is based on the valuation methodologies of our counterparties. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Our open asset/(liability) financial commodity derivative instrument positions at March 31, 2010 consisted of:

Period	Contract Type	Volume	Average Derivative Price	Fair Market Value ($ in Thousands)
Oil
2010	Swap	135,000 Bbls	$62.20	$(3,018)
2010	Collar	306,000 Bbls	$62.94 – $86.85	$(1,780)
2011	Collar	228,000 Bbls	$63.42 – $108.87	$(297)
2012	Collar	72,000 Bbls	$60.00 – $127.00	$26

	Total	741,000 Bbls		$(5,069)

Natural Gas
2010	Swap	90,000 Mcf	$6.00	$156
2010	Collar	1,620,000 Mcf	$6.31 – $9.07	$3,033
2011	Collar	1,800,000 Mcf	$6.47 – $10.47	$2,847
2012	Collar	600,000 Mcf	$5.60 – $7.86	$495

	Total	4,110,000 Mcf		$6,531

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The combined fair value of derivatives, none of which are designated or qualifying as hedges, included in our Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 is summarized below ($ in thousands).

	March 31, 2010	December 31, 2009
Short-Term Derivative Assets:
Crude Oil – Swaps	$—	$—
Crude Oil – Collars	53	178
Natural Gas – Swaps	156	25
Natural Gas – Collars	3,744	1,921

Total Short –Term Derivative Assets	$3,953	$2,124

Long-Term Derivative Assets:
Crude Oil – Swaps	$—	$—
Crude Oil – Collars	45	9
Natural Gas – Swaps	—	—
Natural Gas – Collars	2,630	1,664

Total Long – Term Derivative Assets	$2,675	$1,673

Total Derivative Assets	$6,628	$3,797

Short-Term Derivative Liabilities:
Crude Oil – Swaps	$(3,018)	$(3,615)
Crude Oil – Collars	(1,907)	(2,346)
Natural Gas – Swaps	—	—
Natural Gas – Collars	—	(20)
Interest Rate – Swap	(560)	(711)

Total Short – Term Derivative Liabilities	$(5,485)	$(6,692)

Long-Term Derivative Liabilities:
Crude Oil – Swaps	$—	$—
Crude Oil – Collars	(242)	(405)
Natural Gas – Swaps	—	—
Natural Gas – Collars	—	(21)

Total Long – Term Derivative Liabilities	$(242)	$(426)

Total Derivative Liabilities	$(5,727)	$(7,118)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to utilize the best available information. There are three levels of fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

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

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

During the three-month period ended March 31, 2010, there were no transfers into or out of Level 1 or Level 2 measurements. The following table presents the fair value hierarchy table for assets and liabilities measured at fair value ($ in thousands):

		Fair Value Measurements at March 31, 2010 Using:
	Total Carrying Value as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives(1) – commodity swaps and collars	$1,461	$—	$1,461	$—
– interest rate swaps	$(560)	$—	$(560)	$—
Asset Retirement Obligations	$(16,421)	$—	$—	$(16,421)

(1)	All of our derivatives are classified as Level 2 measurements. For information regarding their classification on our Consolidated Balance Sheets, please refer to the table on page 15 of this report.

Our derivative commodity swaps and collars and interest rate swaps are valued by a third party using valuation models that are primarily industry-standard models that consider various inputs including: quoted forward prices; time value; volatility factors; and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative commodity swaps and collars and interest rate swaps are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

Asset Retirement Obligations

We report the fair value of asset retirement obligations on a nonrecurring basis in our Consolidated Balance Sheets. We estimate the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation; estimated probabilities, amounts and timing of settlements; fixed and variable plugging costs; the credit-adjusted risk-free rate to be used; and inflation rates. These inputs are unobservable, and thus result in a Level 3 classification. Refer to Note 3, Future Abandonment Cost, of our Consolidated Financial Statements for further information on asset retirement obligations, which include a reconciliation of the beginning and ending balances which represent the entirety of our Level 3 fair value measurements.

8. INCOME TAXES

We recognize deferred income taxes for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in the period that includes the enactment date of the tax rate change. Realization of deferred tax assets is assessed and, if not more likely than not, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value.

Income tax included in continuing operations was as follows ($ in thousands):

	Three Months Ended March 31,
	2010	2009
Income Tax Expense (Benefit)	$1,281	$(1,203)
Effective Tax Rate	38.5%	47.1%

For the three months ended March 31, 2010, our overall effective tax rate on pre-tax income from continuing operations was different than the statutory rate of 35% due primarily to state income taxes and changes to the estimated future state rates. For the three months ended March 31, 2009, our overall effective tax rate on pretax losses from continuing operations was different than the statutory rate of 35% due primarily to state income taxes and other permanent differences.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

9. CAPITAL STOCK

We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of March 31, 2010 and December 31, 2009, we had 44,014,396 and 36,817,812 shares of common stock outstanding, respectively.

On January 21, 2010, we completed an underwritten public offering of 6,900,000 shares of our common stock, which included 900,000 shares of common stock issued upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $12.25 per share. The net proceeds from the offering were approximately $80.2 million, after deducting underwriting discounts, commissions and estimated offering expenses. We used a portion of the proceeds of the offering to fully repay outstanding borrowings under our Senior Credit Facility and we intend to use the remaining net proceeds of the offering to fund a portion of our capital expenditure program for 2010 and for other general corporate purposes. We may invest any remaining unused proceeds in short-term, investment grade, interest-bearing securities.

10. EMPLOYEE BENEFIT AND EQUITY PLANS

401(k) Plan

We sponsor a 401(k) plan for eligible employees who have satisfied age and service requirements. Employees can make contributions to the plan up to allowable limits. Our matching contributions to the plan are discretionary and we ceased to provide a matching contribution to the 401(k) plan beginning in January 2009. During June 2009, our management made the decision to resume our matching contributions to the 401(k) plan beginning in July 2009. Our contributions to the plan were $64,000 and $11,000 for the three months ended March 31, 2010 and 2009, respectively.

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

Stock Options

Stock options represent the right to purchase shares of common stock in the future at the fair market value of the stock on the date of grant. In the event that any outstanding award expires, is forfeited, cancelled or otherwise terminated without the issuance of shares of our common stock or is otherwise settled in cash, shares of our common stock allocable to such award, including the unexercised portion of such award, shall again be available for the purposes of the Plan. If any award is exercised by tendering shares of our common stock to us, either as full or partial payment, in connection with the exercise of such award under the Plan or to satisfy our withholding obligation with respect to an award, only the number of shares of our common stock issued net of such shares tendered will be deemed delivered for purposes of determining the maximum number of shares of our common stock then available for delivery under the Plan. During the three months ended March 31, 2010, we did not issue options to purchase our common stock.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding on December 31, 2009	873,837	$13.41
Granted	—	—
Exercised	—	—
Forfeited	(7,500)	3.24

Outstanding on March 31, 2010	866,337	$13.50

Stock-based compensation expense relating to stock options for the three-month period ended March 31, 2010 totaled $0.4 million compared to $0.5 million for the same period in 2009. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense.

A summary of the status of our issued and outstanding stock options as of March 31, 2010 is as follows:

	Outstanding			Exercisable
Exercise Price	Number Outstanding At 3/31/10	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable At 3/31/10	Weighted-Average Exercise Price
$ 9.99	363,749	7.60	$9.99	58,749	$9.99
$ 9.50	125,000	7.60	$9.50	83,334	9.50
$13.56	33,200	7.88	$13.56	—	—
$22.34	50,000	8.04	$22.34	12,000	22.34
$23.00	75,000	8.09	$23.00	—	—
$23.88	75,000	3.13	$23.88	—	—
$23.28	10,000	3.27	$23.28	—	—
$19.92	26,000	3.37	$19.92	—	—
$21.10	30,000	3.40	$21.10	—	—
$ 5.60	17,000	3.62	$5.60	—	—
$ 5.04	61,388	9.10	$5.04	—	—

Total	866,337	7.00	$13.50	154,083	$10.69

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at March 31, 2010 were 7.00 years and $1.2 million, respectively. As of March 31, 2010, unrecognized compensation expense related to stock options totaled approximately $1.4 million, which will be recognized over a weighted average period of 0.91 years.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Stock Appreciation Rights

Stock appreciation rights (“SARs”) represent the right to receive cash or shares of common stock in the future equivalent to the difference between the fair market value at the time of exercise and the exercise price. As of March 31, 2010, we had 73,500 SARs outstanding, which have an exercise price of $13.56, the closing price of our common stock on the NASDAQ Global Market on the date of the grant, and vest and become exercisable on the third anniversary of the grant date, provided that the holder remains our employee until that date. The SARs also provide that all unvested SARs vest and become immediately exercisable upon a “change in control” of us, as such term is defined in the Plan. The outstanding SARs issued may only be exercised for cash settlement. Compensation expense relating to SARs for the three-month period ended March 31, 2010 totaled $16,000, compared with $7,000 for the same period in 2009. The expense related to SARs was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense.

	Outstanding				Exercisable
Strike Price	Number of SARs Granted	SARs Forfeited or Cancelled	SARs Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Strike Price	SARs	Weighted- Average Exercise Price
$ 13.56	109,500	36,000	73,500	7.88	$13.56	—	—

Total	109,500	36,000	73,500	7.88	$13.56	—	—

Restricted Stock Awards

During the three-month period ended March 31, 2010, the Compensation Committee issued 300,484 shares of restricted common stock to 16 employees. The shares granted under these awards are subject to time vesting and performance-based vesting. The shares will vest on the date on which the Compensation Committee certifies that the performance goals have been satisfied, provided that the recipient has been in continuous employment with us from the grant date, March 25, 2010, through the third anniversary of the grant date. Restrictions on the transfer associated with vesting schedules were determined by the Compensation Committee on an individual award basis. Upon a “change in control” of us, as such term is defined in the Plan, all restrictions will immediately lapse with respect to the greater of: (i) 50% of the maximum number of shares or (ii) the number of shares that would be awarded if the applicable performance-based goals and the extent such goals were satisfied are measured as of the date of the change in control. Shares that do not become vested, as defined in the Plan, will be forfeited and the recipient will cease to have any rights of a stockholder with respect to such forfeited shares.

Compensation expense associated with restricted stock awards is recognized on a straight-line basis over the vesting period and is periodically adjusted for estimated forfeiture rates and estimated satisfaction of performance-based goals. Compensation expense associated with restricted stock awards totaled $66,000 for the three-month period ended March 31, 2010, compared to $38,000 for the same period in 2009. As of March 31, 2010, total unrecognized compensation cost related to restricted common stock grants was approximately $2.1 million.

A summary of the restricted stock activity for the three months ended March 31, 2010 is as follows ($ in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards, as of December 31, 2009	248,100	$3.74
Awards	300,484	11.43
Forfeitures	(3,900)	2.05
Restrictions released	—	—

Restricted stock awards, as of March 31, 2010	544,684	$7.99

11. COMMITMENTS AND CONTINGENCIES

Legal Reserves

Our reserve for legal accruals relating to legal costs and expenses associated with various legal matters and proceedings totaled approximately $1.2 million and $1.4 million as of March 31, 2010, and December 31, 2009, respectively. The accrual of reserves for legal matters is included in Accrued Expenses on the Consolidated Balance Sheets. The establishment of a reserve involves an estimation process that includes the advice of legal counsel and the subjective judgment of management. While we believe that these reserves are adequate, it is reasonably possible that we could incur an additional loss, the amount of which is not currently estimable,

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

in excess of the amounts currently accrued with respect to those matters in which reserves have been established. Future changes in the facts and circumstances could result in actual liability exceeding the estimated ranges of loss and the amounts accrued. Based on currently available information, we believe that it is remote that future costs related to known contingent liability exposures for legal proceedings will exceed current accruals by an amount that would have a material adverse effect on our consolidated financial position or results of operations, although cash flow could be significantly impacted in the reporting periods in which such costs are incurred. For additional information, see Note 18, Litigation, to our Consolidated Financial Statements.

Drilling and Development

At March 31, 2010, we had two drilling commitments in our Appalachian Basin. The first commitment requires us, by April 2014, to drill five natural gas wells and complete one natural gas well, which has already been started. We estimate an average investment in each well to be $1.0 million for a total drilling commitment of approximately $5.0 million. Our second drilling commitment requires that we build one well location and proceed with the drilling of one vertical test well, subject to rig availability, at an estimated cost of $1.0 million. If for any reason we do not meet this commitment we may be required to pay an amount equal to $100,000 upon the request of the landowner(s).

Leasing

At March 31, 2010, we had three installment payment commitments on mineral interests that were previously leased. The first commitment provides that we pay $350 per mineral acre for 5,722 acres, or a total commitment of $2.0 million, in 2012. The second commitment requires that we pay $250 per mineral acre for 5,761 acres, or $1.4 million, in each of the next three years for a total commitment of $4.2 million. The third commitment requires that we pay $350 per mineral acre for 762 acres, or $0.3 million, in each of the next three years for a total commitment of $0.8 million. We have recorded $1.7 million as a short-term liability in Accrued Expenses on our Consolidated Balance Sheets. The long-term portion of these payments is being recorded in Other Deposits and Liabilities on our Consolidated Balance Sheets.

Environmental

Due to the nature of the oil and natural gas business, we are exposed to possible environmental risks. We have implemented various policies and procedures to avoid environmental contamination and risks from environmental contamination. We conduct periodic reviews of our policies and properties to identify changes in the environmental risk profile. In these reviews we evaluate whether there is a probable liability, its amount and the likelihood that the liability will be incurred. The amount of any potential liability is determined by considering, among other matters, incremental direct costs of any likely remediation and the proportionate cost of employees who are expected to devote a significant amount of time directly to any remediation effort.

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

Contract Wells

In March 2004, we purchased from Standard Steel, LLC certain contractual rights associated with various gas purchase contracts relating to 19 natural gas wells located in Westmoreland County, Pennsylvania. Under the terms of the contracts, we buy 100.0% of the production from these wells from third parties at contracted, fixed prices. The prices we pay may range from $1.10 per Mcf to 55.0% of the market price, plus a $0.10 per Mcf surcharge. There is no loss on these commitments. We have recorded the gross revenue and costs in our Consolidated Statements of Operations. We sell the natural gas extracted from these contract wells to parties unrelated to these natural gas wells and contracts.

Letters of Credit

At March 31, 2010, we had posted $0.8 million in various letters of credit to secure our drilling and related operations.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Lease Commitments

At March 31, 2010, we had lease commitments for four different office locations. Rent expense has been recorded in General and Administrative expense on our Consolidated Statements of Operations for continued operations as $0.4 million and $0.1 million for the three month periods ended March 31, 2010 and 2009, respectively. During the first quarter of 2010 we closed our Canonsburg, Pennsylvania office and subsequently recognized, as Rent expense, the present value of all future lease payments, which approximated $0.3 million. Lease commitments by year for each of the next five years are presented in the table below ($ in thousands):

2010	$429
2011	559
2012	560
2013	505
2014	—
Thereafter	—

Total	$2,053

Capacity Reservation

In relation to our formation of Keystone Midstream Services, LLC (“Keystone Midstream”) (see Note 14, Variable Interest Entities, to our Consolidated Financial Statements), we entered into a capacity reservation arrangement to ensure sufficient capacity at the cryogenic gas processing plant to process our produced natural gas. Under the terms of the arrangement, we have reserved 20 Mmcfe of processing capacity per day for the first year of operations and 40 Mmcfe of processing capacity for the subsequent nine years of operation. If we do not meet our capacity reservation volumes, we will pay $0.30/Mcfe per day for the difference between actual processed volumes and the reservation volume. In the event that we do not process any gas through the cryogenic gas processing plant we may be obligated to pay approximately $2.2 million for the first year of operation and approximately $4.4 million for each of the following nine years. As of March 31, 2010, management believes that the probability of incurring these liabilities is remote and, thus, no provision has been recorded.

Other

In addition to the Asset Retirement Obligation discussed in Note 3, Future Abandonment Costs, to our Consolidated Financial Statements, we have withheld from distributions to certain other working interest owners amounts to be applied towards their share of those retirement costs. These amounts total $0.3 million at March 31, 2010 and December 31, 2009 and are included in Other Liabilities on our Consolidated Balance Sheets.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

12. DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE

On March 24, 2009, we completed the sale of certain oil and gas leases, wells and related assets predominantly located in the Permian Basin in the states of Texas and New Mexico. We received net cash proceeds of approximately $17.3 million, plus the assumption of certain liabilities, based on an effective date of October 1, 2008. Upon closing of the sale, we used the proceeds to pay down our long-term borrowings on our Senior Credit Facility.

As of December 31, 2009, we did not retain any assets that were required to be classified as Assets Held for Sale on our Consolidated Balance Sheet. The results of operations for these properties are reflected in discontinued operations on our Consolidated Statements of Operations. As of March 31, 2010, we did not record any results from discontinued operations. At March 31, 2009, we recorded a loss on sale of assets of approximately $0.4 million in our Consolidated Statement of Operations. Upon closing of the sale, we recorded severance wages in discontinued operations of approximately $0.2 million for our former employees in our Southwest Region. Summarized financial information for discontinued operations is set forth in the table below, and does not reflect the costs of certain services provided. Such costs, which were not allocated to the discontinued operations were for services, including legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	For the Three Months Ended March 31, ($ in Thousands, Except per Share Data)
	2010	2009
Revenues:
Oil and Natural Gas Sales	$—	$193
Other Revenue	—	—

Total Operating Revenue	—	193

Costs and Expenses:
Production and Lease Operating Expense	—	237
General and Administrative Expense (Income)	—	(97)
Gain on Derivatives	—	(558)

Total Costs and Expenses	—	(418)

Income from Discontinued Operations Before Income Tax		611
Income Tax Expense	—	288

Income from Discontinued Operations, Net of Taxes	$—	$323

Earnings per Common Share:
Basic and Diluted Income	$—	$0.01
Production:
Crude Oil (Bbls)	—	7,507
Natural Gas (Mcf)	—	61,661

Total (Mcfe)	—	106,703

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

13. EARNINGS PER COMMON SHARE

Basic income per common share is calculated based on the weighted average number of common shares outstanding at the end of the period. Diluted income per common share includes the speculative exercise of stock options and SARs, given that the hypothetical effect is not anti-dilutive. Stock options of 793,178 and SARs of 73,500 for the three months ended March 31, 2010 were outstanding but not included in the computations of diluted net income per share because the grant prices were greater than the average market price of the common shares. Due to our net loss from continuing operations for the three months ended March 31, 2009, we excluded all 938,950 outstanding stock options and 73,500 SARs because the effect would have been anti-dilutive to the computations. The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net Income (Loss) From Continuing Operations	$2,048	$(1,349)
Net Income From Discontinued Operations	—	323

Net Income (Loss)	2,048	(1,026)

Denominator:
Weighted Average Common Shares Outstanding - Basic	42,126	36,726
Effect of Dilutive Securities:
Employee Stock Options and SARs	74	—

Weighted Average Common Shares Outstanding - Diluted	42,200	36,726

Earnings per Common Share:
Basic — Net Income (Loss) From Continuing Operations	$0.05	$(0.04)
— Net Income From Discontinued Operations	—	0.01

— Net Income (Loss)	$0.05	$(0.03)

Diluted — Net Income (Loss) From Continuing Operations	$0.05	$(0.04)
— Net Income From Discontinued Operations	—	0.01

— Net Income (Loss)	$0.05	$(0.03)

14. VARIABLE INTEREST ENTITIES

Water Solutions Holdings, LLC

On November 12, 2009, we entered into a limited liability agreement with Sand Hills Management, LLC (“Sand Hills”) to form Water Solutions Holdings, LLC (“Water Solutions Holdings”) for the purpose of acquiring, managing and operating water treatment, water disposal, water sales, and water transportation facilities that are designed to treat, dispose or transport brine and other waste waters produced in oil and gas well development activities. The members of Water Solutions Holdings are Rex Energy Corporation, which owns an 80% membership interest, and Sand Hills, which owns a 20% membership interest and serves as the operator of the entity. Water Solutions Holdings and its wholly owned subsidiary, Keystone Clearwater Solutions, LLC (“Keystone Clearwater”), began water treatment and water sales activities in January 2010 and are primarily serving third parties, however Water Solutions Holdings and Keystone Clearwater have, and will continue to, serve our wells on a periodic basis.

We have identified Water Solutions Holdings as a variable interest entity (“VIE”) due to the lack of sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. As the 80% interest owner in this entity, we have the obligation to absorb a majority of the losses, which could potentially be significant to the entity, as well as the right to receive benefits, which could potentially be significant. Additionally, we have the ability to direct the activities of the entity that most significantly impact the entity’s economic performance through our voting rights on the board of directors. Based on these factors, we have concluded that we hold a controlling financial interest in Water Solutions Holdings and are thus considered the primary beneficiary. As primary beneficiary, we fully consolidated the accounts of Water Solutions Holdings in our financial statements and accounted for the equity interest owned by Sand Hills as a noncontrolling interest. As of March 31, 2010, no creditors have provided financing to Water Solutions Holdings; therefore there is no recourse to our general credit.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

During the three months ended March 31, 2010, we contributed approximately $0.6 million to fund the operations of Water Solutions Holdings. As of March 31, 2010 the carrying amount and classification of Water Solutions Holdings assets and liabilities as consolidated into our financial statements were as follows, with no restrictions or obligations to use certain assets to settle associated liabilities (Water Solutions Holdings did not exist as of March 31, 2009.):

March 31, 2010 (in thousands)
ASSETS
Cash and Cash Equivalents	$105
Accounts Receivable	148
Inventory, Prepaid Expenses and Other	6
Other Property and Equipment	438
Wells and Facilities in Progress	461
Less: Accumulated Depreciation, Depletion and Amortization	(16)
Intangible Assets – Net	31

Total Assets	$1,173
LIABILITIES
Accounts Payable	$107
Accrued Expenses	55

Total Liabilities	$162

Keystone Midstream Services, LLC

On December 21, 2009, our wholly owned subsidiary, R.E. Gas, and Stonehenge Energy Resources, L.P. (“Stonehenge”) formed Keystone Midstream Services, LLC (“Keystone Midstream”), a midstream joint venture focused on building, operating and owning a high pressure gathering system and cryogenic gas processing plant in Butler County, Pennsylvania. R.E. Gas owns a 40% membership interest in Keystone Midstream and the remaining 60% membership interest is owned by Stonehenge, which also serves as the operator of the entity. We will serve as the primary customer to the cryogenic gas processing plant and will pay a fee to Keystone Midstream based on the amount of gas and NGL sales processed.

We have identified Keystone Midstream to be a VIE because the holders of the equity at risk are protected from the first dollar risk of loss associated with one of the predominant risks of the entity through the pricing terms of a leasing arrangement with us. In accordance with the leasing agreement, R.E. Gas would be responsible for a reservation fee of $0.30 per Mcf per day of capacity for any volumes processed less than 20 MMcf per day for the first year and volumes less than 40 MMcf per day thereafter. As a result of the capacity reservation fee, Stonehenge will continue to recuperate its capital contribution regardless of the quantities of gas processed. For additional information on the capacity reservation fee, see Note 11, Commitments and Contingencies, to our Consolidated Financial Statements.

The processing and sale of natural gas and natural gas liquids is identified as the activity that most significantly impacts Keystone Midstream’s economic performance. As of March 31, 2010, we were the sole producer committed to process our gas with Keystone Midstream and, thus, have the power to direct the activities of the entity that most significantly impact its economic performance through the volumes of gas that we produce. In addition, we are obligated to absorb the majority of the losses of the entity primarily through the capacity reservation fee described above. Based on these factors, it was determined that we hold a controlling financial interest in Keystone Midstream and are considered the primary beneficiary. As the primary beneficiary, we fully consolidated the accounts of Keystone Midstream in our financial statements and accounted for the equity interest owned by Stonehenge as a noncontrolling interest. As of March 31, 2010, no creditors have provided financing to Keystone Midstream; therefore there is no recourse to our general credit.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

During the three months ended March 31, 2010, we contributed approximately $1.6 million to fund the operations of Keystone Midstream. For additional information on capital contributions to Keystone Midstream, see Note 19, Subsequent Events, to our Consolidated Financial Statements. As of March 31, 2010, the carrying amount and classification of Keystone Midstream assets and liabilities as consolidated into our financial statements were as follows, with no restrictions or obligations to use certain assets to settle associated liabilities (Keystone Midstream did not exist as of March 31, 2009):

March 31, 2010 (in thousands)
ASSETS
Cash and Cash Equivalents	$2,731
Accounts Receivable	548
Inventory, Prepaid Expenses and Other	30
Wells and Facilities in Progress	5,220
Pipelines	1,677
Less: Accumulated Depreciation, Depletion and Amortization	(30)

Total Assets	$10,176
LIABILITIES
Accounts Payable	$38

Total Liabilities	$38

15. RELATED PARTY

RW Gathering, LLC

Pursuant to the terms of our PEA with Williams, we and Williams agreed to form RW Gathering, LLC, a Delaware limited liability company (“RW Gathering”), to own any gas-gathering assets which we agree to jointly construct in order to facilitate the development of our project area. The initial members of RW Gathering are Williams Production Appalachia, LLC and R.E. Gas Development, LLC, our wholly owned subsidiary, with each party owning an equal interest in the company. On January 1, 2010, Williams Production Appalachia, LLC became the manager of RW Gathering. We account for our interest in RW Gathering via the equity method. Under the equity method, we recorded our investment in RW Gathering of approximately $3.2 million on our Consolidated Balance Sheet as Investment in RW Gathering. During the first quarter of 2010, we contributed approximately $2.4 million in cash to RW Gathering to support current pipeline and gathering line construction. RW Gathering recorded net losses from continuing operations of $2,000 for the three-month period ended March 31, 2010. The losses incurred were due to bank fees and DD&A expenses. Our share of the net loss from continuing operations is recorded on the Statement of Operations as Other Expense. For the three months ended March 31, 2010, we incurred approximately $0.1 million in compression expenses that were charged to us from Williams Production Appalachia, LLC. These costs are in relation to compression costs incurred by RW Gathering and are recorded as Production and Lease Operating Expense on our Consolidated Statement of Operations. As of March 31, 2010, there were no receivables or payables in relation to RW Gathering due to or from us. There were no operations for RW Gathering as of March 31, 2009.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

16. SUSPENDED EXPLORATORY WELL COSTS

We capitalize the costs of exploratory wells if the wells find sufficient quantities of reserves to justify their completion as producing wells or we are making sufficient progress towards assessing the reserves and the economic and operating viability of the projects.

The following table reflects the net change in capitalized exploratory well costs for the three months ended March 31, 2010 and the year ended December 31, 2009 ($ in thousands):

	March 31, 2010	December 31, 2009
Beginning Balance at January 1,	$7,846	$3,716
Additions to capitalized exploratory well costs pending the determination of proved reserves	11,880	4,130
Divested Wells	—	—
Reclassification of wells, facilities, and equipment based on the determination of proved reserves	(194)	—
Capitalized exploratory well costs charged to expense	—	—

Ending Balance at end of period	19,532	7,846
Less exploratory well costs that have been capitalized for a period of one year or less	(13,604)	(4,130)

Capitalized exploratory well costs for a period of greater than one year	$5,928	$3,716
Number of projects that have exploratory well costs capitalized for a period of more than one year	3	3

The $5.9 million in well costs that have been capitalized for a period of greater than one year relate to three projects, one in our Illinois Basin and two in our Appalachian Basin. The costs related to our Illinois Basin are for the ASP project and were incurred beginning in 2007. Proved reserve quantities for tertiary recovery projects, such as the ASP project, typically take a longer period of time to evaluate than conventional operations due to their capital intensive nature and longer lead time of producing results. We are continuously undergoing an analysis of various stimulation techniques, with the assistance of an outside third-party consultant, to determine if economic quantities of crude oil can be produced from this project. The projects in the Appalachian Basin relate to two wells which have been drilled, or are in the process of being drilled, in our Clearfield County, Pennsylvania project area for which costs were incurred beginning in 2008. The first of these wells has been drilled, but is not yet active, due to the lack of a current sales outlet. This well is continuously tested and monitored and has displayed, in our opinion, the ability to produce economic quantities of natural gas when a sales outlet is in place. The second well, which is in close proximity of the first well, has not yet been completed due to the lack of a current sales outlet. However, it is believed that when this well is completed it will perform similar to the first well and be capable of producing economic quantities once a sales outlet is in place. We do intend to continue to drill wells in this area, at which time a sales outlet will be constructed and our two previously discussed wells will be completed and activated.

17. INTANGIBLE ASSETS

Our intangible assets are primarily comprised of sales agreements and we amortize our intangible assets on the straight-line method over their respective estimated lives, which is, on average, five years. We amortize any costs incurred to renew or extend the terms of existing intangible assets over the contract term or estimated useful life, as applicable, using the straight-line method. Amortization expense for our intangible assets was $0.1 million for the three-month period ended March 31, 2010, and $0.1 million for the three-month period ended March 31, 2009. The aggregate estimated annual amortization expense for the remainder of 2010, and for each of the next five calendar years is as follows: 2010 – $0.4 million; 2011 – $0.4 million; 2012 – $0.3 million; 2013 – $0 ; 2014 – $0; and 2015 – $0.

The following is a summary of intangible assets at the dates indicated (in thousands):

	March 31, 2010	December 31, 2009
Intangible Assets – Gross	$2,116	$2,107
Accumulated Amortization	(1,113)	(1,009)

Intangible Assets – Net	$1,003	$1,098

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

18. LITIGATION

PennTex Illinois and Rex Operating — Settlement Agreement — H2S Class Action Litigation

Our wholly owned subsidiaries, PennTex Resources Illinois, Inc. (“PennTex Illinois”) and Rex Energy Operating Corp. (“Rex Operating”), were defendants in a class action lawsuit filed in the United States District Court for the Southern District of Illinois. The action was commenced on October 17, 2006, by plaintiffs Julia Leib (“Leib”) and Lisa Thompson (“Thompson”), individually and as putative class representatives on behalf of all persons and non-governmental entities that owned property or resided on property located in the towns of Bridgeport and Petrolia, Illinois. The complaint contained several causes of action and generally asserted that the operation of oil wells that are controlled, owned or operated by PennTex Illinois and Rex Operating had resulted in contamination of the class area with hydrogen sulfide. The district court certified the lawsuit as a class action on February 26, 2009.

On December 17, 2009, PennTex Illinois and Rex Operating entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Leib and Thompson, individually and on behalf of the certified class, to settle a class action lawsuit. Under the terms of the Settlement Agreement, PennTex Illinois and Rex Operating, without any admission of liability, agreed to pay the class a total of $1.9 million, of which Leib and Thompson would each receive $25,000. PennTex Illinois and Rex Operating also agreed to permanently plug four inactive oil wells adjacent to the residences of Leib and Thompson. Pursuant to the terms of the Settlement Agreement, in return for the above consideration, each member of the class, including Leib and Thompson, released all claims against PennTex Illinois and Rex Operating and their affiliates that in any way related to hydrogen sulfide or other environmental conditions in the class area which were the subject of, or could have been the subject of, the claims alleged in the class action lawsuit. In addition, each class member released any claims related to any future releases of hydrogen sulfide in the class area on the condition that PennTex Illinois and Rex Operating substantially comply with the terms and conditions of the consent decree previously entered into by the companies with the U.S. Environmental Protection Agency and the U.S. Department of Justice on September 7, 2006. Leib and Thompson also agreed to release any individual claims they may have had for medical monitoring. The Settlement Agreement did not provide for a release of any potential individual claims of other class members since those claims were not the subject of the class action lawsuit.

The Settlement Agreement was conditioned upon the entry of an order of the district court granting preliminary approval of the settlement, which was issued by the district court on December 21, 2009. Settlement Agreement was also conditioned upon the entry of an order by the district court granting final approval to the settlement and providing for the dismissal of the lawsuit with prejudice. Members of the class had until March 12, 2010 to object to the proposed settlement as set forth in the Settlement Agreement; however, no persons objected to the Settlement Agreement. On March 26, 2010, the district court granted final approval of the settlement and dismissed the lawsuit with prejudice, and as a result, the Settlement Agreement became effective thirty days thereafter, thus resolving the lawsuit. In accordance with the terms of the Settlement Agreement, on April 27, 2010, we paid $900,000 to the settlement fund of the class. Pursuant to the terms of a pollution liability policy with Federal Insurance Company, on April 27, 2010, the remaining $1 million of the settlement amount was paid to the settlement fund by our insurance carrier.

19. SUBSEQUENT EVENTS

Derivative Activity

On each of April 5, April 9 and May 5, 2010, we entered into a derivative commodity transaction. We routinely utilize derivative commodity instruments to mitigate a portion of the exposure to adverse market changes (for additional information on our derivative activities, see Note 7, Fair Value of Financial and Derivative Instruments, to our Consolidated Financial Statements). A summary of our new derivative positions is as follows:

Commodity	Period	Volume	Floor Price	Ceiling Price
Oil	Jan 11 – Dec 11	60,000 Bbls	$61.00	$120.00
Oil	Jan 11 – Dec 11	120,000 Bbls	$80.00	$98.00
Oil	Jan 12 – Dec 12	120,000 Bbls	$70.00	$124.85

Keystone Midstream Contribution

On April 13, 2010 we made cash contributions to Keystone Midstream, a VIE for which we are the primary beneficiary, in the amount of $2.9 million. We periodically contribute cash to Keystone Midstream to fund operations and ongoing capital projects. For additional information on our activities regarding Keystone Midstream, see Note 14, Variable Interest Entities, to our Consolidated Financial Statements.

REX ENERGY CORPORATION AND PREDECESSOR COMPANIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Borrowing Base Redetermination

Effective April 22, 2010, our borrowing base under the revolving credit facility increased from $80.0 million to $100.0 million as part of a regularly scheduled borrowing base review and redetermination. Under the terms of the revolving credit facility, the borrowing base is redetermined by the bank group semi-annually utilizing the banks’ estimates of our reserves and future oil and gas prices. The next redetermination of the borrowing base under the revolving credit facility is scheduled for October 2010.

Litigation

See Note 18, Litigation, to our Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K and the unaudited financial statements included elsewhere herein.

We use a variety of financial and operational measurements at interim periods to analyze our performance. These measurements include an analysis of production and sales revenue for the period; EBITDAX, a non-GAAP financial measurement; lease operating expenses per Mcf equivalent (“LOE per Mcfe”); and general and administrative (“G&A”) expenses per Mcfe.

Results of Continuing Operations

	For the Three Months Ended March 31,
	2010	2009
Production:
Oil and Condensate (Bbls)	169,755	181,183
Natural Gas (Mcf)	665,420	306,631
Natural Gas Liquids (Bbls)	5,234	—

Total (Mcfe)[a]	1,715,354	1,393,729
Average daily production:
Oil and Condensate (Bbls)	1,886	2,013
Natural Gas (Mcf)	7,394	3,407
Natural Gas Liquids (Bbls)	58	—

Total (Mcfe)[a]	19,059	15,486
Average sales price:
Oil and Condensate (per Bbl)	$74.99	$39.85
Natural Gas (per Mcf)	$5.44	$5.15
Natural Gas Liquids (per Bbl)	$32.02	$—

Total (per Mcfe)[a]	$9.63	$6.31
Average NYMEX prices[b]:
Oil (per Bbl)	$78.54	$43.18
Natural Gas (per Mcf)	$5.04	$4.49

[a]	Oil and natural gas liquids are converted at the rate of one barrel of oil equivalent (“BOE”) to six Mcfe.
[b]	Based upon the average of bid week prompt month prices.

	Production and Revenue by Basin
	For Three Months Ended March 31,
	2010	2009
Appalachian
Revenues – Natural Gas	$3,620,133	$1,577,786
Volumes (Mcf)	665,420	306,631
Average Price	$5.44	$5.15
Revenues – Natural Gas Liquids	$167,629	$—
Volumes (Bbl)	5,234	—
Average Price	$32.02	$—
Illinois
Revenues – Oil	$12,729,824	$7,220,444
Volumes (Bbl)	169,755	181,183
Average Price	$74.99	$39.85

	Other Performance Measurements
	For Three Months Ended March 31,
	2010	2009
EBITDAX $ (in Thousands)	$6,664	$8,699
LOE per Mcfe $	$3.45	$3.70
G&A per Mcfe	$2.45	$2.69

General Overview

Operating revenue for the three-month period ended March 31, 2010 increased 89.8% when compared to the same period in 2009. These increases are primarily due to higher oil and gas prices and higher gas production when compared to 2009, which was partially offset by a decrease in oil production. The average sales price per Mcfe during the three-month period ended March 31, 2010 was $9.63 as compared to $6.31 during the comparable period of 2009. Total production for the three-month period ended March 31, 2010 increased approximately 23.1% when compared to the same period in 2009.

Operating expenses increased $0.5 million, or 3.2%, for the first quarter of 2010 as compared to the same period in 2009. Operating expenses are primarily comprised of: production expenses; G&A expenses; exploration expenses; gains and losses on the disposal of assets; impairment expense; and DD&A expenses. The increase in operating expenses during the three months ended March 31, 2010 can be primarily attributable to increases in production expenses, G&A expenses and impairment expenses. These increases in operating expenses were partially offset by a decrease in DD&A and losses on the disposal of assets.

During the latter part of 2008 and into 2009, we implemented several cost reduction measures in an effort to mitigate discretionary spending and to lower overall operating expenses, particularly production expenses. In relation to increasing oil prices throughout 2009 and into 2010, we have increased our activity levels and increased discretionary spending for maintenance projects that were previously delayed. G&A expenses increased from the first quarter of 2009 to the first quarter of 2010 primarily due to expenses recognized in relation to the closing of our Canonsburg, Pennsylvania office. In addition, we incurred increased G&A expenses for two variable interest entities that we consolidate into our financial results that were not in existence during the first quarter of 2009. Our DD&A expenses decreased due to the increase in the estimated lives of our proved reserves at December 31, 2009. We calculate our depletion on a units-of-production basis, which decelerated in relation to our higher proved reserve base. Our loss on the disposal of assets decreased primarily due to the disposition of our Permian Basin assets during the first quarter of 2009, for which we recognized a loss of approximately $0.4 million.

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

EBITDAX decreased approximately $2.1 million to $6.7 million for the three-month period ended March 31, 2010 as compared to the same period in 2009. The decrease in EBITDAX can be primarily attributed to the early settlement of oil hedges relating to 2011 production during the first quarter of 2009, which resulted in proceeds of approximately $4.6 million to us. Partially offsetting this decrease in EBITDAX was higher production and higher average sales prices for oil and natural gas, resulting in increased operating revenues.

LOE per Mcfe measures the average cost of extracting oil and natural gas from our basin reserves during the period. This measurement is also commonly referred to in the industry as our “lifting cost”. It represents the average cost of extracting one Mcf of natural gas equivalent from our oil and natural gas reserves in the ground. LOE per Mcfe decreased by $0.25 for the three months ended March 31, 2010 as compared to the same period in 2009. G&A expenses per Mcfe measures overhead costs associated with our management and operations. G&A expenses per Mcfe decreased to approximately $2.45 for the three-month period ended March 31, 2010, as compared to $2.69 for the same period in 2009.

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009.

Oil and gas revenue for the three-month periods ended March 31, 2010 and 2009 ($ in thousands, except total Mcfe production and price per Mcfe) is summarized in the following table:

	For Three Months Ended March 31,
	2010	2009	Change	%
Oil and Gas Revenues:
Oil and condensate sales revenue	$12,730	$7,220	$5,510	76.3%
Oil derivatives realized(a)(b)	$(834)	$3,263	$(4,097)	(125.6%)

Total oil and condensate revenue and derivatives realized	$11,896	$10,483	$1,413	13.5%
Gas sales revenue	$3,620	$1,578	$2,042	129.4%
Gas derivatives realized(a)	$599	$509	$90	17.7%

Total gas revenue and derivatives realized	$4,219	$2,087	$2,132	102.2%
Total natural gas liquid revenue	$168	$—	$168	100.0%
Consolidated sales	$16,518	$8,798	$7,720	87.7%
Consolidated derivatives realized(a)(b)	$(235)	$3,772	$(4,007)	(106.2%)

Total oil and gas revenue and derivatives realized	$16,283	$12,570	$3,713	29.5%
Total Mcfe Production	1,715,354	1,393,729	321,625	23.1%
Average Realized Price per Mcfe	$9.49	$9.02	$0.47	5.2%

(a)	Realized derivatives are included in Other Income (Expense) on the Consolidated Statements of Operations.
(b)	For three months ended March 31, 2009, excludes approximately $4.6 million in proceeds that were received upon the early settlement of oil hedges relating to the 2011 calendar year.

Average realized price received for oil and gas during the first quarter of 2010 was $9.49 per Mcfe, an increase of 5.2%, or $0.47 per Mcfe, from the same quarter in 2009. The average price for oil and condensate, after the effect of derivative activities, increased 21.1%, or $12.22 per barrel, to $70.08 per barrel. The average price for natural gas, after the effect of derivative activities, decreased 6.8%, or $0.47 per Mcf, to $6.34 per Mcf. Our derivative activities effectively decreased net realized price by $0.14 per Mcfe in the first quarter of 2010 and increased net realized prices by $2.71 per Mcfe in the first quarter of 2009.

Production volumes in the first quarter of 2010 increased 23.1% from the first quarter of 2009. Natural gas production increased approximately 117%, primarily due to the production in our Marcellus Shale drilling operations in Westmoreland and Butler Counties in the Commonwealth of Pennsylvania. Oil production decreased approximately 6.3% in the first quarter of 2010 as compared to the same period in 2009, primarily due to natural decline of our oil properties in the Illinois Basin. Overall, our production for the three months ended March 31, 2010 averaged 19,059 Mcfe per day, of which 59.4% was attributable to oil, 38.8% to natural gas and 1.8% was a result of natural gas liquids production.

Other operating revenue for the three months ended March 31, 2010 and March 31, 2009 were approximately $240,000 and $32,000, respectively. We generate other operating revenue from various activities such as revenue from the transportation of third-party natural gas and treatment of water used in the drilling of Marcellus Shale wells in the Appalachian Basin.

Production and lease operating expenses increased approximately $0.8 million, or 14.9%, in the first quarter of 2010 from the same period in 2009. During the latter part of 2008 and into 2009, we implemented several cost reduction measures in an effort to mitigate discretionary spending and to lower production expenses. In relation to increasing oil prices throughout 2009 and into 2010, we have increased our activity levels and increased discretionary spending for maintenance projects that were previously delayed.

Other operating expenses for the three months ended March 31, 2010 were approximately $0.2 million. These costs were incurred as direct expenditures related to our water treatment and sales operations. We did not have water treatment and sales operations prior to 2010. See Note 14, Variable Interest Entities, to our Consolidated Financial Statements for more information on our water treatment and sales operations.

G&A expenses for the first quarter of 2010 increased approximately $0.5 million, or 12.1%, to $4.2 million from the same period in 2009. These expenses increased from the first quarter of 2009 to the first quarter of 2010 primarily due to expenses recognized in relation to the closing of our Canonsburg, Pennsylvania office. In addition, we incurred increased G&A expenses in relation to two variable interest entities for which we consolidate with our financial results that were not in existence during the first quarter of 2009.

Loss on disposal of assets for the three months ended March 31, 2010 was a loss of approximately $2,000 as compared to a loss of $0.4 million for the same period in 2009. During the first quarter of 2009, we sold our Permian Basin assets, which resulted in a loss of approximately $0.4 million. For additional information on the sale of these assets, see Note 12, Discontinued Operations/Assets Held for Sale, to our Consolidated Financial Statements. We, from time to time, sell or dispose of property and equipment in the normal course of business and recognize a gain or loss based on the price received for those assets compared to the book carrying value at the time of sale or disposal.

Impairment expenses for the first quarter of 2010 totaled approximately $0.6 million as compared to $0 during the comparable period of 2009. These expenses were incurred due to the identification of certain geographic regions that are outside the scope of our current plans, which has increased the probability of future lease expirations. The capitalized costs associated with these properties are periodically evaluated as to their recoverability based on changes brought about by economic factors and potential shifts in our business strategy. As economic and strategic conditions change and we continue to develop unproved properties, our estimates of impairment will likely change and we may increase or decrease expense.

Exploration expense of oil and gas properties for the first quarter of 2010 increased approximately $53,000 from an expense of $1.1 million for the same period in 2009. These expenses are primarily associated with seismic data acquisitions and related activities, reservoir characterization and geologic modeling activities, and oil and gas lease delay rental payments.

DD&A expenses for the three months ended March 31, 2010 decreased approximately $1.1 million, or 17.5%, from $6.2 million for the same period in 2009. This decrease is primarily attributable to the increase in our proved reserves as of December 31, 2009. We calculate our depletion on a units-of-production basis, which decelerated in relation to our higher proved reserves base.

Interest expense, net of interest income, for the three months ended March 31, 2010 was approximately $0.1 million as compared to $0.2 million for the same period in 2009. The decrease of $0.1 million was primarily due to the lower average borrowings on our senior secured line of credit, which was paid in full during the first quarter of 2010 with the proceeds from our public offering of common stock. Also contributing to the decrease was an increase in our average cash balance in the first quarter of 2010, from which we received interest income.

Gain on derivatives, net includes a gain of approximately $3.8 million for the first quarter of 2010 as compared to a gain of $5.5 million for the same period in 2009. The majority of the decrease was due to the early settlement of oil hedges that related to 2011 production during the first quarter of 2009 which resulted in proceeds to us of approximately $4.6 million. Other changes are attributable to the volatility of oil and gas commodity prices in the marketplace along with changes in our portfolio of outstanding collars and swap derivatives. Losses from derivative activities generally reflect higher oil and gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market.

Other expense was approximately $33,000 in the first quarter of 2010 as compared to expense of approximately $45,000 for the same period in 2009. Our other expense is characterized by the recognition of gains or losses on the sale of scrap inventory and physical yard inventory adjustments and fluctuates from period to period.

Net income tax expense was approximately $1.3 million for the three months ended March 31, 2010 as compared to an income tax benefit of approximately $1.2 million for the three months ended March 31, 2009. The change was due to net income during the first quarter of 2010 that was primarily attributable to increased production and higher commodity prices as compared to the first quarter of 2009.

Net income attributable to Rex Energy for the first three months of 2010 was approximately $2.0 million, as compared to a net loss of approximately $1.0 million for the comparable period in 2009 as a result of the factors discussed above.

Capital Resources and Liquidity

Our primary needs for cash are for exploration, development and acquisition of oil and gas properties. During the three months ended March 31, 2010, $34.7 million of capital was expended on drilling projects, facilities and related equipment and acquisitions of unproved acreage. The capital program was funded by net cash flow from operations and proceeds from our January 2010 public offering of common stock. Our 2010 capital budget is expected to continue to be funded primarily by cash flow from operations, borrowings under our Senior Credit Facility and the remaining proceeds from our public offering of common stock. We currently believe we have sufficient liquidity and cash flow to meet our obligations for the next twelve months; however, a significant continuation of depressed commodity prices, particularly natural gas, or reduction in production or reserves could adversely affect our ability to fund capital expenditures and meet our financial obligations. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may also elect to issue additional shares of stock, subordinated notes or other debt securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

Financial Condition and Cash Flows for the Three Months Ended March 31, 2010 and 2009

The following table summarizes our sources and uses of funds for the periods noted:

	Three Months Ended March 31, ($ in Thousands)
	2010	2009
Cash flows provided by operations	$4,664	$2,921
Cash flows provided by (used in) investing activities	(37,036)	3,989
Cash flows provided by (used in) financing activities	60,143	(10,000)

Net increase (decrease) in cash and cash equivalents	$27,771	$(3,090)

Net cash provided by operating activities increased by approximately $1.7 million in the first three months of 2010 over the same period in 2009. The increase in 2010 was affected by a combination of factors, but primarily due to increased commodity prices and production; partially offset by increased lease operating expenses and G&A expenses. Average sales prices, excluding realized derivatives, increased from $6.31 per Mcfe in the first three months of 2009 to $9.63 per Mcfe in the first three months of 2010. Additionally, production grew from 1,393,729 Mcfe in the first quarter of 2009 to 1,715,354 Mcfe in the first quarter of 2010.

Net cash provided by (used in) investing activities increased by approximately $41.0 million from the first three months of 2009 to $37.0 million in the first three months of 2010. This change can be primarily explained by the increased capital spending during the first quarter of 2010 as compared to the first quarter of 2009. Also contributing to the change was approximately $17.3 million in proceeds received by us in connection with the sale of our Southwest Region assets during the first quarter of 2009.

Net cash provided by (used in) financing activities increased by approximately $70.1 million from the first three months of 2009 to the first three months of 2010. The increase is primarily due to our public offering of common stock during the first quarter of 2010, from which we received net proceeds of approximately $80.2 million. Partially offsetting this amount was the repayment of outstanding debt of approximately $23.0 million.

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

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended March 31, 2010, there were no material changes to the critical accounting policies previously reported by us in our Annual Report on Form 10-K for the year ended December 31, 2009. We describe critical recently adopted and issued accounting standards in Item 1. Financial Statements—Note 4, “Recently Issued Accounting Pronouncements.”

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

The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented ($ in thousands):

	Three Months Ended March 31,
	2010	2009
Net Income (Loss) From Continuing Operations	$1,992	$(1,349)
Add Back Depletion, Depreciation, Amortization and Accretion	5,092	6,171
Add Back Non-Cash Compensation Expense	433	475
Add Back Interest Expense(1)	360	396
Add Back Impairment Expense	571	—
Add Back Exploration Expenses	1,135	1,082
Less Interest Income	(35)	(1)
Add Back Loss on Disposal of Assets	2	428
Add Back (Less) Unrealized Loss (Gain) from Financial Derivatives	(4,223)	2,700
Add Back Noncontrolling Interest Net Loss	56	—
Add Back (Less) Income Tax Expense (Benefit)	1,281	(1,203)

EBITDAX From Continuing Operations	$6,664	$8,699
Add EBITDAX From Discontinued Operations	—	53

EBITDAX	$6,664	$8,752

(1)	Includes settlements on interest rate swap.

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

For the three-month period ended March 31, 2010, the net realized loss on oil and natural gas derivatives were approximately $0.4 million, as compared to net realized gains of approximately $8.2 million for the comparable period in 2009. Included in the net realized gain in the three months ended March 31, 2010 were cash settlements of approximately $4.6 million which resulted from the early settlement of certain oil hedges related to production in 2011. These gains and losses are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations.

For the three-month period ended March 31, 2010, the net unrealized gain on oil and natural gas derivatives was $4.2 million, as compared to a loss of $2.7 million for the comparable period in 2009. The net unrealized losses are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations.

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

For a summary of our current oil and natural gas derivative positions at March 31, 2010, refer to Note 7 of our Consolidated Financial Statements, “Fair Value of Financial Instruments and Derivative Instruments”.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to various risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decrease for a substantial amount of time or decline significantly, revenues and cash flows would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. Conversely, increases in the market prices for oil and natural gas can have a favorable impact on our financial condition, results of operations and capital resources. Based on March 31, 2010 production, we project that a 10% decline in the price per barrel of oil and the price per Mcf of gas from the first quarter 2010 average would reduce our gross revenues, before the effects of derivatives, for the remaining nine months of 2010 by approximately $4.9 million.

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

At March 31, 2010, the following commodity derivative contracts were outstanding:

Period(1)	Contract Type	Volume	Average Derivative Price	Fair Market Value ($ in Thousands)
Oil
2010	Swap	135,000 Bbls	$62.20	$(3,018)
2010	Collar	306,000 Bbls	$62.94 – 86.85	$(1,780)
2011	Collar	228,000 Bbls	$63.42 – 108.87	$(297)
2011	Collar	72,000 Bbls	$60.00 – 127.00	$26

	Total	741,000 Bbls		$(5,069)
Natural Gas
2010	Swap	90,000 Mcf	$6.00	$156
2010	Collar	1,620,000 Mcf	$6.31 – 9.07	$3,033
2011	Collar	1,800,000 Mcf	$6.47 – 10.47	$2,847
2012	Collar	600,000 Mcf	$5.60 – 7.86	$495

	Total	4,110,000 Mcf		$6,531

(1)	Item 305 (a) of Regulation S-K requires that tabular information relating to contract terms allow readers of the table to determine expected cash flows from the market risk sensitive instruments for each of the next five years. At March 31, 2010, we had commodity derivative contracts in place for the next three years, relating to production through 2012.

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

As of March 31, 2010, the following interest rate swap derivative was outstanding ($ in thousands):

Period(1)	Contract Type	Amount	Interest Rate	Fair Market Value
4/1/10 – 11/30/10	Swap	$20,000	4.15%	$(560)

(1)	Item 305 (a) of Regulation S-K requires that tabular information relating to contract terms allow readers of the table to determine expected cash flows from the market risk sensitive instruments for each of the next five years. At March 31, 2010, we had an interest rate swap derivative contract in place that expires on November 30, 2010.

Item 4.	Controls And Procedures.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth in Note 18, Litigation, to our Consolidated Financial Statements included in Item 1 of Part I of this report is incorporated herein by reference.

Item 1A.	Risk Factors.

During the quarter ended March 31, 2010, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits.

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of Rex Energy Corporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K as filed with the SEC on March 3. 2010).

3.3	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.1	Master Crude Purchase Agreement by and among certain direct and indirect wholly owned subsidiaries of Rex Energy Corporation and CountryMark Cooperative, dated December 30, 2009. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 5, 2010).

10.2	Confirmation No. 1 under Master Crude Purchase Agreement by and among certain direct and indirect wholly owned subsidiaries of Rex Energy Corporation and CountryMark Cooperative, dated December 30, 2009, for period commencing on January 1, 2010 through December 31, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 5, 2010).

10.4	Form of Restricted Stock Award Agreement under the Rex Energy Corporation 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 31, 2010).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REX ENERGY CORPORATION
(Registrant)

Date: May 5, 2010	By:	/S/ BENJAMIN W. HULBURT
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2010	By:	/S/ THOMAS C. STABLEY
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of Rex Energy Corporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K as filed with the SEC on March 3. 2010).

3.3	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.1	Master Crude Purchase Agreement by and among certain direct and indirect wholly owned subsidiaries of Rex Energy Corporation and CountryMark Cooperative, dated December 30, 2009. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 5, 2010).

10.2	Confirmation No. 1 under Master Crude Purchase Agreement by and among certain direct and indirect wholly owned subsidiaries of Rex Energy Corporation and CountryMark Cooperative, dated December 30, 2009, for period commencing on January 1, 2010 through December 31, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 5, 2010).

10.4	Form of Restricted Stock Award Agreement under the Rex Energy Corporation 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 31, 2010).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.