Form 10-Q
period 2010-06-30
REX ENERGY CORP
filed 2010-08-04
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

44,049,533 common shares were outstanding on August 3, 2010.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD JUNE 30, 2010

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

Item 1.	Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except per Share Amounts)

	June 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current Assets
Cash and Cash Equivalents	$13,378	$5,582
Accounts Receivable	8,068	14,333
Short-Term Derivative Instruments	3,943	2,124
Deferred Taxes	—	2,827
Inventory, Prepaid Expenses and Other	1,553	1,111

Total Current Assets	26,942	25,977
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	226,235	206,676
Unevaluated Oil and Gas Properties	112,876	80,218
Other Property and Equipment	41,441	25,082
Wells and Facilities in Progress	42,280	34,086
Pipelines	5,162	5,167

Total Property and Equipment	427,994	351,229
Less: Accumulated Depreciation, Depletion and Amortization	(84,884)	(75,968)

Net Property and Equipment	343,110	275,261
Other Assets – Net	1,975	101
Intangible Assets – Net	993	1,098
Investment in RW Gathering	4,108	840
Long-Term Derivative Instruments	3,179	1,673

Total Assets	$380,307	$304,950

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$10,287	$16,386
Accrued Expenses	9,460	9,333
Short-Term Derivative Instruments	2,108	6,692
Current Deferred Tax Liability	345	—

Total Current Liabilities	22,200	32,411
Senior Secured Line of Credit and Long-Term Debt	15,035	23,049
Long-Term Derivative Instruments	—	426
Long-Term Deferred Tax Liability	5,146	6,894
Other Deposits and Liabilities	4,504	5,830
Future Abandonment Cost	16,639	16,143

Total Liabilities	$63,524	$84,753
Commitments and Contingencies (See Note 11)
Owners’ Equity
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 44,049,533 shares issued and outstanding on June 30, 2010 and 36,817,812 shares issued and outstanding on December 31, 2009.	44	37
Additional Paid-In Capital	373,520	292,372
Accumulated Deficit	(72,632)	(75,555)

Rex Energy Owners’ Equity	300,932	216,854
Noncontrolling Interests	15,851	3,343

Total Owners’ Equity	316,783	220,197

Total Liabilities and Owners’ Equity	$380,307	$304,950

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, $ and Shares in Thousands, Except per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
OPERATING REVENUE
Oil and Natural Gas Sales	$15,530	$11,516	$32,048	$20,314
Other Revenue	156	25	396	57

TOTAL OPERATING REVENUE	15,686	11,541	32,444	20,371
OPERATING EXPENSES
Production and Lease Operating Expense	5,791	5,236	11,711	10,390
General and Administrative Expense	4,573	4,392	8,735	8,143
(Gain) Loss on Disposal of Asset	(10)	(28)	(7)	400
Impairment Expense	577	419	1,148	435
Exploration Expense	2,311	(247)	3,446	835
Depreciation, Depletion, Amortization and Accretion	5,139	6,162	10,232	12,317
Other Operating Expense	333	—	566	—

TOTAL OPERATING EXPENSES	18,714	15,934	35,831	32,520
LOSS FROM OPERATIONS	(3,028)	(4,393)	(3,387)	(12,149)
OTHER INCOME (EXPENSE)
Interest Income	16	1	51	2
Interest Expense	(167)	(190)	(331)	(405)
Gain (Loss) on Derivatives, Net	4,261	(10,709)	8,053	(5,245)
Other Income (Expense)	(126)	13	(159)	(32)

TOTAL OTHER INCOME (EXPENSE)	3,984	(10,885)	7,614	(5,680)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	956	(15,278)	4,227	(17,829)
Income Tax Benefit (Expense)	(143)	5,841	(1,424)	7,045

INCOME (LOSS) FROM CONTINUING OPERATIONS	813	(9,437)	2,803	(10,784)
Income From Discontinued Operations, Net of Income Taxes	—	—	—	323

NET INCOME (LOSS)	813	(9,437)	2,803	(10,461)
Net Loss Attributable to Noncontrolling Interests	64	—	120	—

NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$877	$(9,437)	$2,923	$(10,461)

Earnings per common share:
Basic – income (loss) from continuing operations attributable to Rex common shareholders	$0.02	$(0.26)	$0.07	$(0.29)
Basic – income from discontinued operations attributable to Rex common shareholders	—	—	—	0.01

Basic – net income (loss) attributable to Rex common shareholders	$0.02	$(0.26)	$0.07	$(0.28)
Basic – weighted average shares of common stock outstanding	44,028	36,846	43,082	36,789
Diluted – income (loss) from continuing operations attributable to Rex common shareholders	$0.02	$(0.26)	$0.07	$(0.29)
Diluted – income from discontinued operations attributable to Rex common shareholders	—	—	—	0.01

Diluted – net income (loss) attributable to Rex common shareholders	$0.02	$(0.26)	$0.07	$(0.28)
Diluted – weighted average shares of common stock outstanding	44,117	36,846	43,188	36,789

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2010

(Unaudited, $ in Thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Owners’ Equity	Noncontrolling Interests

BALANCE December 31, 2009	36,817,812	$37	$292,372	$(75,555)	$216,854	$3,343
Non-cash compensation expense	—	—	961	—	961	—
Issuance of Restricted Stock, Net	331,721	—	—	—	—	—
Issuance of Common Stock, Net	6,900,000	7	80,187	—	80,194	—
Capital Contributions	—	—	—	—	—	12,628
Net Income (Loss)	—	—	—	2,923	2,923	(120)

BALANCE June 30, 2010	44,049,533	$44	$373,520	$(72,632)	$300,932	$15,851

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, $ in Thousands)

	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) Attributable to Rex Energy	$2,923	$(10,461)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Noncontrolling Interest Net Loss	(120)	—
Non-cash Expenses	1,077	1,215
Depreciation, Depletion, Amortization and Accretion	10,232	12,752
Unrealized (Gain) Loss on Derivatives	(8,336)	14,207
Deferred Income Tax Expense (Benefit)	1,424	(6,757)
Impairment Expense	1,148	—
(Gain) Loss on Sale of Oil and Gas Properties	(7)	400
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts Receivable	6,267	(681)
Inventory, Prepaid Expenses and Other Assets	(442)	608
Accounts Payable and Accrued Expenses	(6,104)	(6,361)
Other Assets and Liabilities	(1,799)	1,469

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,263	6,391
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Joint Ventures	(3,269)	—
Proceeds from Joint Ventures	—	3,120
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	24	17,362
Acquisitions of Undeveloped Acreage	(38,581)	(12,135)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(41,164)	(19,370)

NET CASH USED IN INVESTING ACTIVITIES	(82,990)	(11,023)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debts and Lines of Credit	(23,000)	(15,000)
Proceeds from Long-Term Debts and Lines of Credit	15,000	15,000
Repayments of Loans and Other Notes Payable	(297)	—
Capital Contributions by the Partners of Joint Ventures	12,628	—
Proceeds from the Issuance of Common Stock	80,520	—
Costs Incurred from the Issuance of Common Stock	(328)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	84,523	—

NET INCREASE (DECREASE) IN CASH	7,796	(4,632)
CASH – BEGINNING	5,582	7,046

CASH – ENDING	$13,378	$2,414
SUPPLEMENTAL DISCLOSURES
Interest Paid	230	664
NON-CASH ACTIVITIES
Equipment Financing	445	—

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Rex Energy Corporation (the “Company”) is an independent oil and gas company with operations currently focused on the Illinois, Appalachian and Denver-Julesburg (“DJ”) Basins. In the Illinois Basin, in addition to our developmental conventional oil drilling, we are focused on the implementation of enhanced oil recovery on our properties. In the Appalachian Basin, we are focused on our Marcellus Shale drilling projects. Our focus in the DJ Basin has been on acquiring acreage which we believe to be prospective for horizontal oil well drilling in the Niobrara Shale formation. In the third quarter of 2010, we intend to drill two test wells in this area. We pursue a balanced growth strategy of exploiting our sizeable inventory of lower-risk developmental drilling locations, pursuing our higher potential exploration drilling prospects, and actively seeking to acquire complementary oil and natural gas properties.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of all of our wholly owned subsidiaries and variable interest entities for which we are the primary beneficiary. All material intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, all references to “Rex Energy Corporation,” “our,” “we,” “us” and similar terms refer to Rex Energy Corporation and its subsidiaries together.

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

Certain prior year amounts have been reclassified to conform to the report classifications for the three and six-month periods ended June 30, 2010, with no effect on previously reported net income, net income per share, retained earnings or stockholders’ equity. Losses of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively, have been reclassified from Interest Expense on the Statement of Operations to Gain (Loss) on Derivatives, Net. Previously, we had recorded realized settlements on our interest rate swap as interest expense. Also during the three and six-month periods ended June 30, 2009, we recorded expenses of approximately $0.4 million that have been reclassified from Depreciation, Depletion, Amortization and Accretion to Impairment Expense. During the three-month period ended March 31, 2010, we had recorded approximately $43,000 as General and Administrative expenses which we subsequently reclassified as Other Operating Expenses on our Consolidated Statements of Operations.

In the second quarter of 2009, we entered into a Participation and Exploration Agreement (the “PEA”) with Williams Production Company, LLC and Williams Production Appalachia, LLC (collectively “Williams”) that was effective as of May 5, 2009. Under the terms and conditions of the PEA, Williams may acquire, through a “drill-to-earn” structure, 50% of our working interest in certain oil and gas leases covering approximately 43,672 net acres in Centre, Clearfield and Westmoreland Counties, Pennsylvania (the “Project Area”). The PEA effectively provides that, for Williams to earn its 50% interest in the Project Area, Williams will bear 90% of all costs and expenses incurred in the drilling and completion of all wells jointly drilled in the Project Area until such time as Williams has invested approximately $74.0 million (approximately $33.0 million on behalf of us and $41.0 million for Williams’ 50% share of the wells). In addition, Williams committed to participate in drilling a minimum of 10 horizontal wells in the Project Area to a depth sufficient to test the Marcellus Shale formation. Subject to certain termination rights, Williams agreed to fund its carry obligation prior to December 31, 2011 or make a cash payment to us for the remaining carry amount that has not been incurred at that time. Once Williams has completed its carry obligation and acquired 50% of our working interest in the leases within the Project Area, the parties will share all costs of the joint venture operations within an area of mutual interest (including the Project Area) in accordance with their participating interests, which are expected to be on a 50/50 basis. During the second quarter of 2009, we received approximately $3.1 million in expense reimbursements from Williams for certain expenditures related to geological and geophysical activities and other drilling and completion activities.

        On January 21, 2010, we completed an underwritten public offering of 6,900,000 shares of our common stock, which included 900,000 shares of common stock issued upon the full exercise of the underwriters’ over-allotment option, at a public offering price of

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

$12.25 per share. The net proceeds from the offering were approximately $80.2 million, after deducting underwriting discounts, commissions and offering expenses. We used a portion of the proceeds of the offering to fully repay borrowings then outstanding under our Senior Credit Facility and used the remaining net proceeds to fund a portion of our capital expenditure program for 2010 and for other general corporate purposes. See also Note 9, Capital Stock, to our Consolidated Financial Statements.

2. ACQUISITIONS AND DISPOSITIONS

Acquisitions are accounted for as purchases, and accordingly, the results of operations are included in our Consolidated Statements of Operations from the closing date of acquisition. Purchase prices are allocated to the acquired assets and assumed liabilities based on their estimated fair value at the time of the acquisition. Acquisitions may be funded with internal cash flow, bank borrowings or the issuance of debt and equity securities. We did not complete any acquisitions for the six-month period ending June 30, 2010. Each of the transactions listed below pertains to the leasing of large tracts of acreage and were recorded as Unevaluated Oil and Gas Properties on our Consolidated Balance Sheet.

In February 2010, R.E. Gas Development, LLC (“R.E. Gas”), our wholly owned subsidiary, acquired a 100% working interest in leases covering 2,517 gross (2,517 net) undeveloped acres in our Butler County, Pennsylvania project area. The acreage was acquired for approximately $5.7 million, or an average of $2,250 per acre.

In February 2010, R.E. Gas acquired a 100% working interest in leases covering 3,033 gross (3,033 net) undeveloped acres in Clearfield and Clinton Counties in the Commonwealth of Pennsylvania. The interest was acquired from an individual landowner for approximately $3.0 million, or $1,000 per acre. Our interest is subject to an option held by a third party, whereby the third party may elect to participate up to a 50% working interest in any well drilled. We will be accountable for a payment of an additional $1,000 per acre on 600 acres for each of the first five wells drilled on the acreage in the event that the third party elects not to participate in such wells. If the third party elects not to participate in any of the first five wells drilled on the acreage and additional payment by us is required, our total cost would be approximately $6.1 million, or $2,000 per acre.

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

Accretion expense during the six-month periods ended June 30, 2010 and June 30, 2009 totaled approximately $0.9 million and $0.8 million, respectively. These amounts are recorded as depreciation, depletion and amortization expense (“DD&A”) on our Consolidated Statements of Operations. In accordance with the terms of our PEA with Williams, we account for asset retirement obligations that relate to wells that are drilled jointly based on our 50% interest in those wells. We describe the details of the PEA with Williams in Note 1, Basis of Presentation and Principles of Consolidation, to our Consolidated Financial Statements.

	June 30, 2010	June 30, 2009
	($ in Thousands)	($ in Thousands)
Beginning Balance at December 31	$16,143	$16,283
Asset Retirement Obligation Incurred	49	183
Asset Retirement Obligation Settled	(443)	(216)
Asset Retirement Obligation Cancelled on Sold Well Properties	—	(1,094)
Asset Retirement Obligation Accretion Expense	890	785

Total Asset Retirement Obligation	$16,639	$15,941

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In April 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) 805-20, which amends and clarifies ASC 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although we did not enter into any significant business combinations during the first six months of 2010, we believe ASC 805-20 may have a material impact on our future financial statements depending on the size and nature of any future business combinations that we may enter into. We adopted ASC 805-20 on January 1, 2010.

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). The amendments in this ASU define SEC filers as entities that are required to furnish its financial statements with the SEC or the appropriate agency under Section 12(i) of the Securities Exchange Act of 1934, as amended, and removes the requirement for such entities to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued.

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

5. CONCENTRATIONS OF CREDIT RISK

At times during the six-month period ended June 30, 2010, our cash balance has exceeded the Federal Deposit Insurance Corporation’s limit of $250,000. There were no losses incurred due to such concentrations.

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

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. At June 30, 2010, we carried approximately $6.1 million in production receivables, of which approximately $4.0 million were production receivables due from a single customer, Countrymark Cooperative LLP (“Countrymark”). We have a standby letter of credit from Countrymark as support for their monetary obligations to us, up to $4.0 million. During the first quarter of 2009, we placed into operation an oil offload facility in the Illinois Basin that we believe will enable us to diversify the purchasers of our oil in the future if we choose to do so. Additionally, we believe the growth in our Appalachian and DJ Basin operations will help us to minimize our future risks by diversifying our ratio of oil and gas sales as well as the quantity of purchasers.

6. LONG-TERM DEBT

We maintain a revolving credit facility evidenced by the Credit Agreement, dated September 28, 2007, with KeyBank National Association as Administrative Agent; Royal Bank of Canada, as Syndication Agent; Sovereign Bank, as Documentation Agent; and lenders from time to time parties thereto (as amended from time to time, the “Senior Credit Facility”). Borrowings under the Senior Credit Facility are limited by a borrowing base that is determined in regard to our oil and gas properties. As of June 30, 2010, the borrowing base under the Senior Credit Facility was $100 million; however, the revolving credit facility may be increased up to $200 million upon re-determinations of the borrowing base, consent of the lenders and other conditions prescribed in the agreement. The borrowing base is re-determined by the bank group semi-annually, with the next review scheduled for October 2010. Loans made under the Senior Credit Facility mature on September 28, 2012, and in certain circumstances, we will be required to prepay the loans. Management does not believe that a prepayment will be required within the next twelve months.

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

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The Senior Credit Facility also requires that we meet, on a quarterly basis, minimum financial requirements of consolidated current ratio, EBITDAX to interest expense and total debt to EBITDAX. EBITDAX is a non-GAAP financial measure used by our management team and by other users of its financial statements, such as our commercial bank lenders. The covenant states that as of the last day of any fiscal quarter, our ratio of consolidated current assets as of such day to consolidated current liabilities as of such day is to be less than 1.0 to 1.0. Additionally, the covenant states that as of the last day of any fiscal quarter, our ratio of EBITDAX for the period of four fiscal quarters ending on such day to interest expense for such period is to be less than 3.0 to 1.0. Additionally, as of the last day of any fiscal quarter, our ratio of total debt to EBITDAX for the period of four fiscal quarters ending on such day is not to exceed 4.0 to 1.0. As of June 30, 2010, we were in compliance with all of our debt covenants.

In addition to our Senior Credit Facility, we may, from time to time in the normal course of business, finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and lines of credit consisted of the following at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
	($ in Thousands)	($ in Thousands)
Senior Credit Facility[1]	$15,000	$23,000
Other Loans and Notes Payable	514	366

Total Debts	15,514	23,366
Less Current Portion of Long-Term Debt	(479)	(317)

Total Long-Term Debts	$15,035	$23,049

[1]

The Senior Credit Facility requires us to make monthly payments of interest on the outstanding balance of loans made under the agreement. Loans made under the Senior Credit Facility mature on September 28, 2012, and in certain circumstances, we will be required to prepay the loans. The average interest rate on borrowings under our Senior Credit Facility for the six months ended June 30, 2010 was approximately 2.1%. The average interest rate on our Other Loans and Notes Payable is approximately 2.3%.

7. FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS

Our results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, we enter into oil and natural gas commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling, we make payments to our counterparty. We do not enter into these arrangements for speculative trading purposes. As of June 30, 2010, our oil and natural gas derivative commodity instruments consisted of fixed rate swap contracts and collars. We did not designate these instruments as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as other income or expense under the heading Gain (Loss) on Derivatives, Net.

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

We enter into the majority of our derivative arrangements with one counterparty and have a netting agreement in place. We present our derivatives as gross assets or liabilities on our Consolidated Balance Sheet. We do not obtain collateral to support the derivative agreements, but monitor the financial viability of our counterparties and believe our credit risk is minimal on these transactions. For additional information on the credit risk with regards to our counterparty, see Note 5, Concentrations of Credit Risk, to our Consolidated Financial Statements.

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

We received net payments of $0.3 million and $0.1 million under these commodity derivative instruments during the three and six-month periods ended June 30, 2010, respectively. We received net payments of approximately $1.5 million and $9.9 million under these commodity derivative instruments during three and six-month periods ended June 30, 2009, respectively. Payments received during the six months ended June 30, 2009 included approximately $4.6 million attributable to the early settlement of certain 2011 oil hedges. Unrealized gains associated with our commodity derivative instruments from continuing operations amounted to $3.9 million and $8.0 million for the three and six-month periods ended June 30, 2010, respectively. Unrealized losses associated with our commodity derivative instruments from continuing operations amounted to $12.2 million and $15.0 million for the three and six-month periods ended June 30, 2009, respectively.

The following table summarizes the location and amounts of gains and losses on derivative instruments, none of which are designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the three and six-month periods ended June 30, 2010 and 2009 ($ in thousands):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Realized Gains (Losses)	Unrealized Gains (Losses)	Total	Realized Gains (Losses)	Unrealized Gains (Losses)	Total
Crude Oil
Reclassification of settled contracts included in prior periods mark-to-market adjustment	$—	$1,599	$1,599	$—	$(1,629)	$(1,629)
Mark-to-market fair value adjustments	—	3,819	3,819	—	(9,818)	(9,818)
Settlement of contracts (a)	(864)	—	(864)	720	—	720

Crude Oil Total	(864)	5,418	4,554	720	(11,447)	(10,727)

Natural Gas
Reclassification of settled contracts included in prior periods mark-to-market adjustment	—	(1,063)	(1,063)	—	(626)	(626)
Mark-to-market fair value adjustments	—	(447)	(447)	—	(154)	(154)
Settlement of contracts (a)	1,208	—	1,208	824	—	824

Natural Gas Total	1,208	(1,510)	(302)	824	(780)	44

Interest Rate
Reclassification of settled contracts included in prior periods mark-to-market adjustment	—	210	210	—	168	168
Mark-to-market fair value adjustments	—	(6)	(6)	—	(5)	(5)
Settlement of contracts (a)	(195)	—	(195)	(189)	—	(189)

Interest Rate Total	(195)	204	9	(189)	163	(26)

Gain (Loss) on Derivatives, Net	$149	$4,112	$4,261	$1,355	$(12,064)	$(10,709)

(a)	These amounts represent the realized gains and losses on settled derivatives, which before settlement are included in the mark-to-market fair value adjustments.

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Realized Gains (Losses)	Unrealized Gains (Losses)	Total	Realized Gains (Losses)	Unrealized Gains (Losses)	Total
Crude Oil
Reclassification of settled contracts included in prior periods mark-to-market adjustment	$—	$2,891	$2,891	$—	$(3,531)	$(3,531)
Mark-to-market fair value adjustments	—	3,636	3,636	—	(12,661)	(12,661)
Settlement of contracts (a)	(1,698)	—	(1,698)	8,555	—	8,555

Crude Oil Total	(1,698)	6,527	4,829	8,555	(16,192)	(7,637)

Natural Gas
Reclassification of settled contracts included in prior periods mark-to-market adjustment	—	(962)	(962)	—	(546)	(546)
Mark-to-market fair value adjustments	—	2,414	2,414	—	1,758	1,758
Settlement of contracts (a)	1,807	—	1,807	1,333	—	1,333

Natural Gas Total	1,807	1,452	3,259	1,333	1,212	2,545

Interest Rate
Reclassification of settled contracts included in prior periods mark-to-market adjustment	—	389	389	—	352	352
Mark-to-market fair value adjustments	—	(33)	(33)	—	(136)	(136)
Settlement of contracts (a)	(391)	—	(391)	(369)	—	(369)

Interest Rate Total	(391)	356	(35)	(369)	216	(153)

Gain (Loss) on Derivatives, Net	$(282)	$8,335	$8,053	$9,519	$(14,764)	$(5,245)

(a)	These amounts represent the realized gains and losses on settled derivatives, which before settlement are included in the mark-to-market fair value adjustments.

As of June 30, 2010, we had entered into an interest rate swap derivative instrument which hedged our interest rate risk associated with changes in LIBOR on $20.0 million of notional value. We use the interest rate swap agreement to manage the risk associated with interest payments on amounts outstanding from variable rate borrowings under our Senior Credit Facility. Under our interest rate swap agreement, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return, a specified variable rate of interest times the same notional principal amount. The interest rate under the swap is 4.15% and the agreement expires in November 2010. The fair value of the swap at June 30, 2010 was a liability of $0.4 million, a decrease of $0.4 million for the six-month period ended June 30, 2010, based on current LIBOR quotes. We have accounted for the interest rate swap by recording the unrealized and realized gains for the three and six months ended June 30, 2010 and 2009 in Gain (Loss) on Derivatives, Net on our Consolidated Statements of Operations.

Our derivative instruments are recorded on the balance sheet as either an asset or a liability, in either case measured at its fair value. The fair value associated with our derivative instruments from continuing operations was an asset of approximately $5.0 million and a liability of $3.3 million at June 30, 2010 and December 31, 2009, respectively. The fair value is based on the valuation methodologies of our counterparties and third-party valuation providers. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Our open asset/(liability) financial commodity derivative instrument positions at June 30, 2010 consisted of:

Period	Contract Type	Volume	Average Derivative Price	Fair Market Value ($ in Thousands)
Oil
2010	Swap	90,000 Bbls	$62.20	$(1,305)
2010	Collar	204,000 Bbls	$62.94 - $86.85	$(333)
2011	Collar	408,000 Bbls	$67.94 - $107.31	$1,235
2012	Collar	192,000 Bbls	$66.25 - $125.66	$752

	Total	894,000 Bbls		$349

Natural Gas
2010	Swap	60,000 Mcf	$6.00	$71
2010	Put	540,000 Mcf	$6.31	$858
2010	Collar	720,000 Mcf	$5.98 - $8.35	$938
2011	Collar	1,800,000 Mcf	$5.27 - $7.05	$732
2011	Put	720,000 Mcf	$8.00	$1,957
2012	Collar	1,200,000 Mcf	$5.78 - $6.91	$465

	Total	5,040,000 Mcf		$5,021

The combined fair value of derivatives, none of which are designated or qualifying as hedges, included in our Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 is summarized below ($ in thousands).

	June 30, 2010	December 31, 2009
Short-Term Derivative Assets:
Crude Oil – Collars	$732	$178
Natural Gas – Swaps	71	25
Natural Gas – Collars	1,303	1,921
Natural Gas – Puts	1,837	—

Total Short –Term Derivative Assets	$3,943	$2,124

Long-Term Derivative Assets:
Crude Oil – Collars	$1,370	$9
Natural Gas – Collars	830	1,664
Natural Gas – Puts	979	—

Total Long – Term Derivative Assets	$3,179	$1,673

Total Derivative Assets	$7,122	$3,797

Short-Term Derivative Liabilities:
Crude Oil – Swaps	$(1,305)	$(3,615)
Crude Oil – Collars	(447)	(2,346)
Natural Gas – Collars	—	(20)
Interest Rate – Swap	(356)	(711)

Total Short – Term Derivative Liabilities	$(2,108)	$(6,692)

Long-Term Derivative Liabilities:
Crude Oil – Collars	$—	$(405)
Natural Gas – Collars	—	(21)

Total Long – Term Derivative Liabilities	$—	$(426)

Total Derivative Liabilities	$(2,108)	$(7,118)

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

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

During the six-month period ended June 30, 2010, there were no transfers into or out of Level 1 or Level 2 measurements. The following table presents the fair value hierarchy table for assets and liabilities measured at fair value ($ in thousands):

		Fair Value Measurements at June 30, 2010 Using:
	Total Carrying Value as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives(a) – commodity swaps and collars	$5,370	$—	$5,370	$—
– interest rate swaps	$(356)	$—	$(356)	$—
Asset Retirement Obligations	$(16,639)	$—	$—	$(16,639)

(a)	All of our derivatives are classified as Level 2 measurements. For information regarding their classification on our Consolidated Balance Sheets, please refer to the table on page 15 of this report.

Our derivative commodity swaps and collars and interest rate swaps are valued by third parties using valuation models that are primarily industry-standard models that consider various inputs including: quoted forward prices; time value; volatility factors; and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative commodity swaps and collars and interest rate swaps are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

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

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Income tax included in continuing operations was as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income Tax Expense (Benefit)	$143	$(5,841)	$1,424	$(7,045)
Effective Tax Rate	15.0%	38.2%	33.7%	39.5%

For the three and six months ended June 30, 2010, our overall effective tax rate on pre-tax income from continuing operations was different than the statutory rate of 35% due primarily to an adjustment to the tax basis as it relates to certain non-controlling interest components. For the three and six months ended June 30, 2009, our overall effective tax rate on pretax losses from continuing operations was different than the statutory rate of 35% due primarily to state income taxes and other permanent differences.

No income tax payments were made during the three and six month periods ending June 30, 2010, or the comparable periods in 2009.

9. CAPITAL STOCK

We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of June 30, 2010 and December 31, 2009, we had 44,049,533 and 36,817,812 shares of common stock outstanding, respectively.

On January 21, 2010, we completed an underwritten public offering of 6,900,000 shares of our common stock, which included 900,000 shares of common stock issued upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $12.25 per share. The net proceeds from the offering were approximately $80.2 million, after deducting underwriting discounts, commissions and offering expenses. We used a portion of the proceeds of the offering to fully repay outstanding borrowings under our Senior Credit Facility and used the remaining net proceeds to fund a portion of our capital expenditure program for 2010 and for other general corporate purposes.

10. EMPLOYEE BENEFIT AND EQUITY PLANS

401(k) Plan

We sponsor a 401(k) plan for eligible employees who have satisfied age and service requirements. Employees can make contributions to the plan up to allowable limits. Our matching contributions to the plan are discretionary and we ceased to provide a matching contribution to the 401(k) plan beginning in January 2009. During June 2009, our management made the decision to resume our matching contributions to the 401(k) plan beginning in July 2009. Our contributions to the plan were $84,000 and $0.1 million for the three and six-month periods ended June 30, 2010, respectively, and $40,000 and $50,000 for the same periods in 2009, respectively.

Equity Plans

We recognize all share-based payments to employees, including grants of employee stock options, in our Consolidated Statements of Operations based on their grant-date fair values, using prescribed option-pricing models. The fair value is expensed over the requisite service period of the individual grantees, which generally equals the vesting period. Although we have not yet recognized any tax benefits, we would report any benefits of tax deductions in excess of recognized compensation as a financing cash flow, rather than as an operating cash flow.

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

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

During the six-month period ended June 30, 2010, the Compensation Committee awarded nonqualified options to purchase a total of 36,935 shares of our common stock to our five non-employee directors. The nonqualified stock options granted to our non-employee directors have an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the date of grant, and vest and become exercisable in one-third increments on the first, second and third year anniversaries of the date of grant. All options will vest and become immediately exercisable upon a “change in control” of us, as such term is defined in the Plan.

A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding on December 31, 2009	873,837	$13.41
Granted	36,935	10.42
Exercised	—	—
Forfeited	(28,500)	7.46

Outstanding on June 30, 2010	882,272	$13.48

Stock-based compensation expense relating to stock options for the three and six-month periods ended June 30, 2010 totaled $0.3 million and $0.7 million, respectively, compared to $0.5 million and $1.8 million for the same periods in 2009. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense.

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

A summary of the status of our issued and outstanding stock options as of June 30, 2010 is as follows:

	Outstanding			Exercisable
Exercise Price	Number Outstanding At 6/30/10	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable At 6/30/10	Weighted-Average Exercise Price
$ 9.99	363,749	7.35	$9.99	58,749	$9.99
$ 9.50	125,000	7.35	$9.50	83,334	9.50
$13.56	33,200	7.64	$13.56	—	—
$22.34	50,000	7.79	$22.34	12,000	22.34
$23.00	75,000	7.84	$23.00	—	—
$23.88	75,000	7.88	$23.88	—	—
$23.28	6,000	3.02	$23.28	—	—
$19.92	26,000	3.12	$19.92	—	—
$21.10	30,000	3.15	$21.10	—	—
$ 5.04	61,388	8.85	$5.04	20,464	5.04
$10.42	36,935	9.98	$10.42	—	—

Total	882,272	7.39	$13.48	174,547	$10.02

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at June 30, 2010 were 7.39 years and $0.4 million, respectively. As of June 30, 2010, unrecognized compensation expense related to stock options totaled approximately $1.2 million, which will be recognized over a weighted average period of 0.74 years.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) represent the right to receive cash or shares of common stock in the future equivalent to the difference between the fair market value at the time of exercise and the exercise price. As of June 30, 2010, we had 73,500 SARs outstanding, which have an exercise price of $13.56, the closing price of our common stock on the NASDAQ Global Market on the date of the grant, and vest and become exercisable on the third anniversary of the grant date, provided that the holder remains our employee until that date. The SARs also provide that all unvested SARs vest and become immediately exercisable upon a “change in control” of us, as such term is defined in the Plan. The outstanding SARs issued may only be exercised for cash settlement. Compensation expense relating to SARs for the three and six-month periods ended June 30, 2010 totaled credits of $22,000 and $6,000, respectively, compared with expense of $60,000 and $68,000 for the same periods in 2009. The expense related to SARs was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense.

	Outstanding					Exercisable
Strike Price	Number of SARs Granted	SARs Forfeited or Cancelled	SARs Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Strike Price	SARs	Weighted-Average Exercise Price
$ 13.56	109,500	36,000	73,500	7.64	$13.56	—	—

Total	109,500	36,000	73,500	7.64	$13.56	—	—

Restricted Stock Awards

During the six-month period ended June 30, 2010, the Compensation Committee issued 349,307 shares of restricted common stock to 18 employees. The shares granted under these awards are subject to time vesting and performance-based vesting. The shares will vest on the date on which the Compensation Committee certifies that the performance goals have been satisfied, provided that the recipient has been in continuous employment with us from the grant date through the third anniversary of the grant date. Restrictions on the transfer associated with vesting schedules were determined by the Compensation Committee on an individual award basis. Upon a “change in control” of us, as such term is defined in the Plan, all restrictions will immediately lapse with respect to the greater of: (i) 50% of the maximum number of shares or (ii) the number of shares that would be awarded if the applicable performance-based goals and the extent such goals were satisfied are measured as of the date of the change in control. Shares that do not become vested, as defined in the Plan, will be forfeited and the recipient will cease to have any rights of a stockholder with respect to such forfeited shares.

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Compensation expense associated with restricted stock awards is recognized on a straight-line basis over the vesting period and is periodically adjusted for estimated forfeiture rates and estimated satisfaction of performance-based goals. Compensation expense associated with restricted stock awards totaled $0.2 million and $0.3 million for the three and six-month periods ended June 30, 2010, respectively, compared to $0.1 million for the same periods in 2009. As of June 30, 2010, total unrecognized compensation cost related to restricted common stock grants was approximately $2.1 million.

A summary of the restricted stock activity for the six months ended June 30, 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards, as of December 31, 2009	248,100	$3.74
Awards	349,307	11.49
Forfeitures	(17,586)	6.95
Restrictions released	—	—

Restricted stock awards, as of June 30, 2010	579,821	$8.31

11. COMMITMENTS AND CONTINGENCIES

Legal Reserves

Our reserve for legal accruals relating to legal costs and expenses associated with various legal matters and proceedings totaled approximately $0.4 million and $1.4 million as of June 30, 2010, and December 31, 2009, respectively. The accrual of reserves for legal matters is included in Accrued Expenses on the Consolidated Balance Sheets. The establishment of a reserve involves an estimation process that includes the advice of legal counsel and the subjective judgment of management. While we believe that these reserves are adequate, it is reasonably possible that we could incur an additional loss, the amount of which is not currently estimable, in excess of the amounts currently accrued with respect to those matters in which reserves have been established. Future changes in the facts and circumstances could result in actual liability exceeding the estimated ranges of loss and the amounts accrued. Based on currently available information, we believe that it is remote that future costs related to known contingent liability exposures for legal proceedings will exceed current accruals by an amount that would have a material adverse effect on our consolidated financial position or results of operations, although cash flow could be significantly impacted in the reporting periods in which such costs are incurred. For additional information, see Note 18, Litigation, to our Consolidated Financial Statements.

Drilling and Development

At June 30, 2010, we had one drilling commitment in our Appalachian Basin. The commitment requires us, by April 2014, to drill five natural gas wells and complete one natural gas well, which have already been started. We estimate an average investment in each well to be $1.0 million for a total drilling commitment of approximately $5.0 million.

Leasing

At June 30, 2010, we had three installment payment commitments on mineral interests that were previously leased. The first commitment provides that we pay $350 per mineral acre for 5,722 acres, or a total commitment of $2.0 million, in 2012. The second commitment requires that we pay $250 per mineral acre for 5,761 acres, or $1.4 million, in each of the next two years for a total commitment of $2.8 million. The third commitment requires that we pay $350 per mineral acre for 762 acres, or $0.3 million, in each of the next three years for a total commitment of $0.8 million. We have recorded $1.7 million as a short-term liability in Accrued Expenses on our Consolidated Balance Sheets. The long-term portion of these payments was recorded in Other Deposits and Liabilities on our Consolidated Balance Sheets.

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

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Letters of Credit

At June 30, 2010, we had posted $0.8 million in various letters of credit to secure our drilling and related operations.

Lease Commitments

At June 30, 2010, we had lease commitments for three different office locations. Rent expense has been recorded in General and Administrative expense on our Consolidated Statements of Operations for continued operations as a credit of $0.2 million and expense of $0.2 million for the three and six-month periods ended June 30, 2010, respectively, compared to $0.1 million and $0.2 million for the same periods in 2009, respectively. During the first quarter of 2010 we closed our Canonsburg, Pennsylvania office and subsequently recognized, as Rent expense, the present value of all future lease payments, which approximated $0.3 million. During the second quarter of 2010 we subleased our Canonsburg office location and recognized a credit to Rent Expense of approximately $0.3 million. Lease commitments by year for each of the next five years are presented in the table below ($ in thousands):

2010	$286
2011	559
2012	560
2013	505
2014	—
Thereafter	—

Total	$1,910

Capacity Reservation

In relation to our formation of Keystone Midstream Services, LLC (“Keystone Midstream”) (see Note 14, Variable Interest Entities, to our Consolidated Financial Statements), we entered into a capacity reservation arrangement with Keystone Midstream to ensure sufficient capacity at the cryogenic gas processing plant owned by Keystone Midstream to process our produced natural gas. Under the terms of the arrangement, we have reserved 20 Mmcfe of processing capacity per day for the first year of operation and 40 Mmcfe of processing capacity for the subsequent nine years of operation. If we do not meet our capacity reservation volumes, we are obligated to pay $0.30/Mcfe per day for the difference between actual processed volumes and the reservation volume. In the event that we do not process any gas through the cryogenic gas processing plant we may be obligated to pay approximately $2.2 million for the first year of operation and approximately $4.4 million for each of the following nine years. As of June 30, 2010, management believes that the probability of incurring these liabilities is remote and, thus, no provision has been recorded.

Other

In addition to the Asset Retirement Obligation discussed in Note 3, Future Abandonment Costs, to our Consolidated Financial Statements, we have withheld from distributions to certain other working interest owners amounts to be applied towards their share of those retirement costs. These amounts total $0.3 million at June 30, 2010 and December 31, 2009 and are included in Other Liabilities on our Consolidated Balance Sheets.

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

As of December 31, 2009, we did not retain any assets that were required to be classified as Assets Held for Sale on our Consolidated Balance Sheet. The results of operations for these properties are reflected in discontinued operations on our Consolidated Statements of Operations. As of June 30, 2010, we did not record any results from discontinued operations. As of June 30, 2009, we recorded a loss on sale of assets of approximately $0.4 million in our Consolidated Statement of Operations. Upon closing of the sale, we recorded severance wages in discontinued operations of approximately $0.2 million for our former employees in our Southwest Region. Summarized financial information for discontinued operations is set forth in the table below, and does not reflect the costs of certain services provided. Such costs, which were not allocated to the discontinued operations, were for services, including legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	For the Three Months Ended June 30, ($ in Thousands, Except per Share Data)		For the Six Months Ended June 30, ($ in Thousands, Except per Share Data)
	2010	2009	2010	2009
Revenues:
Oil and Natural Gas Sales	$—	$—	$—	$193
Other Revenue	—	—	—	—

Total Operating Revenue	—	—	—	193

Costs and Expenses:
Production and Lease Operating Expense	—	—	—	237
General and Administrative Expense (Income)	—	—	—	(97)
Gain on Derivatives	—	—	—	(558)

Total Costs and Expenses	—	—	—	(418)

Income from Discontinued Operations Before Income Tax				611
Income Tax Expense	—	—	—	288

Income from Discontinued Operations, Net of Taxes	$—	$—	$—	$323

Earnings per Common Share:
Basic and Diluted Income	—	—	$—	$0.01
Production:
Crude Oil (Bbls)	—	—	—	7,507
Natural Gas (Mcf)	—	—	—	61,661

Total (Mcfe)	—	—	—	106,703

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

13. EARNINGS PER COMMON SHARE

Basic income per common share is calculated based on the weighted average number of common shares outstanding at the end of the period. Diluted income per common share includes the speculative exercise of stock options and SARs, given that the hypothetical effect is not anti-dilutive. Stock options of 792,844 and SARs of 73,500 for the three months ended June 30, 2010 and stock options of 776,889 and SARs of 73,500 for the six months ended June 30, 2010 were outstanding but not included in the computations of diluted net income per share because the grant prices were greater than the average market price of the common shares. Due to our net loss from continuing operations for the three and six months ended June 30, 2009, we excluded all 938,837 outstanding stock options and 73,500 SARs because the effect would have been anti-dilutive to the computations. The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net Income (Loss) From Continuing Operations	$877	$(9,437)	$2,923	$(10,784)
Net Income From Discontinued Operations	—	—	—	323

Net Income (Loss)	877	(9,437)	2,923	(10,461)

Denominator:
Weighted Average Common Shares Outstanding - Basic	44,028	36,846	43,082	36,789
Effect of Dilutive Securities:
Employee Stock Options and SARs	89	—	106	—

Weighted Average Common Shares Outstanding - Diluted	44,117	36,846	43,188	36,789

Earnings per Common Share:
Basic — Net Income (Loss) From Continuing Operations	$0.02	$(0.26)	$0.07	$(0.29)
— Net Income From Discontinued Operations	—	—	—	0.01

— Net Income (Loss)	$0.02	$(0.26)	$0.07	$(0.28)

Diluted — Net Income (Loss) From Continuing Operations	$0.02	$(0.26)	$0.07	$(0.29)
— Net Income From Discontinued Operations	—	—	—	0.01

— Net Income (Loss)	$0.02	$(0.26)	$0.07	$(0.28)

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

We have identified Water Solutions Holdings as a variable interest entity (“VIE”) due to the lack of sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. As the 80% interest owner in this entity, we have the obligation to absorb a majority of the losses, which could potentially be significant to the entity, as well as the right to receive benefits, which could potentially be significant. Additionally, we have the ability to direct the activities of the entity that most significantly impact the entity’s economic performance through our voting rights on the board of directors. Based on these factors, we have concluded that we hold a controlling financial interest in Water Solutions Holdings and are thus considered the primary beneficiary. As primary beneficiary, we fully consolidated the accounts of Water Solutions Holdings in our financial statements and accounted for the equity interest owned by Sand Hills as a noncontrolling interest. As of June 30, 2010, no creditors have provided financing to Water Solutions Holdings; therefore there is no recourse to our general credit.

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

During the six months ended June 30, 2010, we contributed approximately $0.7 million to fund the operations of Water Solutions Holdings. As of June 30, 2010, the carrying amount and classification of Water Solutions Holdings assets and liabilities as consolidated into our financial statements were as follows, with no restrictions or obligations to use certain assets to settle associated liabilities (Water Solutions Holdings did not exist as of June 30, 2009):

June 30, 2010 (in thousands)
ASSETS
Cash and Cash Equivalents	$144
Accounts Receivable	142
Inventory, Prepaid Expenses and Other	8
Other Property and Equipment	522
Wells and Facilities in Progress	665
Less: Accumulated Depreciation, Depletion and Amortization	(45)
Intangible Assets – Net	32

Total Assets	$1,468
LIABILITIES
Accounts Payable	$71
Accrued Expenses	30

Total Liabilities	$101

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

The processing and sale of natural gas and natural gas liquids is identified as the activity that most significantly impacts Keystone Midstream’s economic performance. As of June 30, 2010, we were the sole producer committed to process our gas with Keystone Midstream and, thus, have the power to direct the activities of the entity that most significantly impact its economic performance through the volumes of gas that we produce. In addition, we are obligated to absorb the majority of the losses of the entity primarily through the capacity reservation fee described above. Based on these factors, it was determined that we hold a controlling financial interest in Keystone Midstream and are considered the primary beneficiary. As the primary beneficiary, we fully consolidated the accounts of Keystone Midstream in our financial statements and accounted for the equity interest owned by Stonehenge as a noncontrolling interest. As of June 30, 2010, no creditors have provided financing to Keystone Midstream; therefore there is no recourse to our general credit.

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

During the six months ended June 30, 2010, we contributed approximately $7.9 million to fund the operations of Keystone Midstream. As of June 30, 2010, the carrying amount and classification of Keystone Midstream assets and liabilities as consolidated into our financial statements were as follows, with no restrictions or obligations to use certain assets to settle associated liabilities (Keystone Midstream did not exist as of June 30, 2009):

June 30, 2010 (in thousands)
ASSETS
Cash and Cash Equivalents	$9,758
Accounts Receivable	3,444
Inventory, Prepaid Expenses and Other	17
Wells and Facilities in Progress	12,056
Pipelines	1,748
Less: Accumulated Depreciation, Depletion and Amortization	(91)

Total Assets	$26,932
LIABILITIES
Accounts Payable	$969
Accrued Expenses	1
Total Liabilities	$970

15. RELATED PARTY

RW Gathering, LLC

Pursuant to the terms of our PEA with Williams, we and Williams agreed to form RW Gathering, LLC (“RW Gathering”), a Delaware limited liability company, to own any gas-gathering assets which we agreed to jointly construct in order to facilitate the development of our Project Area (for additional information see Note 1, Basis of Presentation and Principles of Consolidation, to our Consolidated Financial Statements). The initial members of RW Gathering are Williams Production Appalachia, LLC and R.E. Gas Development, LLC, our wholly owned subsidiary, with each party owning an equal interest in the company. On January 1, 2010, Williams Production Appalachia, LLC became the manager of RW Gathering. We account for our interest in RW Gathering via the equity method. Under the equity method, we recorded our investment in RW Gathering of approximately $4.1 million on our Consolidated Balance Sheet as Investment in RW Gathering. During the first six months of 2010, we contributed approximately $3.3 million in cash to RW Gathering to support current pipeline and gathering line construction. RW Gathering recorded net losses from continuing operations of $32,000 and $34,000 for the three and six-month periods ended June 30, 2010, respectively. The losses incurred were due to insurance fees, bank fees, rent expenses and DD&A expense. Our share of the net loss from continuing operations is recorded on the Statement of Operations as Other Expense. For the three and six months ended June 30, 2010, we incurred approximately $57,000 and $0.1 million, respectively, in compression expenses that were charged to us from Williams Production Appalachia, LLC. These costs are in relation to compression costs incurred by RW Gathering and are recorded as Production and Lease Operating Expense on our Consolidated Statement of Operations. As of June 30, 2010, there were no receivables or payables in relation to RW Gathering due to or from us. There were no operations for RW Gathering as of June 30, 2009.

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

16. SUSPENDED EXPLORATORY WELL COSTS

We capitalize the costs of exploratory wells if the wells find sufficient quantities of reserves to justify their completion as producing wells or we are making sufficient progress towards assessing the reserves and the economic and operating viability of the projects.

The following table reflects the net change in capitalized exploratory well costs for the six months ended June 30, 2010 and the year ended December 31, 2009 ($ in thousands):

	June 30, 2010	December 31, 2009
Beginning Balance at January 1,	$7,846	$3,716
Additions to capitalized exploratory well costs pending the determination of proved reserves	24,706	4,130
Divested Wells	—	—
Reclassification of wells, facilities, and equipment based on the determination of proved reserves	(9,632)	—
Capitalized exploratory well costs charged to expense	—	—

Ending Balance at end of period	22,920	7,846
Less exploratory well costs that have been capitalized for a period of one year or less	(17,666)	(4,130)

Capitalized exploratory well costs for a period of greater than one year	$5,254	$3,716
Number of projects that have exploratory well costs capitalized for a period of more than one year	3	3

The $5.3 million in well costs that have been capitalized for a period of greater than one year relate to three projects, one in our Illinois Basin and two in our Appalachian Basin. The costs related to our Illinois Basin are for our Lawrence Field ASP Flood project and were incurred beginning in 2007. Proved reserve quantities for tertiary recovery projects, such as the ASP project, typically take a longer period of time to evaluate than conventional operations due to their capital intensive nature and longer lead time of producing results. We are continuously undergoing an analysis of various stimulation techniques, with the assistance of an outside third-party consultant, to determine if economic quantities of crude oil can be produced from this project. It is anticipated that we will commence ASP chemical injection during the third quarter of 2010, at which time an additional eight to 12 months will be needed to evaluate any proved reserves. The projects in the Appalachian Basin relate to two wells which have been drilled, or are in the process of being drilled, in our Clearfield County, Pennsylvania project area for which costs were incurred beginning in 2008. The first of these wells has been drilled, but is not yet active, due to the lack of a current sales outlet. This well is continuously tested and monitored and has displayed, in our opinion, the ability to produce economic quantities of natural gas when a sales outlet is in place. The second well, which is in close proximity of the first well, has not yet been completed due to the lack of a current sales outlet. However, it is believed that when this well is completed it will perform similar to the first well and be capable of producing economic quantities once a sales outlet is in place. We do intend to continue to drill wells in this area, at which time we intend to construct a sales outlet and complete and activate our two previously discussed wells.

17. INTANGIBLE ASSETS

Our intangible assets are primarily comprised of sales agreements and we amortize our intangible assets on the straight-line method over their respective estimated lives, which is, on average, five years. We amortize any costs incurred to renew or extend the terms of existing intangible assets over the contract term or estimated useful life, as applicable, using the straight-line method. Amortization expense for our intangible assets was $0.1 million and $0.2 million for the three and six-month periods ended June 30, 2010, respectively, and $0.1 million and $0.2 million for the three and six-month periods ended June 30, 2009, respectively. The aggregate estimated annual amortization expense for the remainder of 2010, and for each of the next five calendar years is as follows: 2010 – $0.2 million; 2011 – $0.4 million; 2012 – $0.3 million; 2013 – $0 ; 2014 – $0; and 2015 – $0.

The following is a summary of intangible assets at the dates indicated (in thousands):

	June 30, 2010	December 31, 2009
Intangible Assets – Gross	$2,221	$2,107
Accumulated Amortization	(1,228)	(1,009)

Intangible Assets – Net	$993	$1,098

REX ENERGY CORPORATION

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

The Settlement Agreement was conditioned upon the entry of an order of the district court granting preliminary approval of the settlement, which was issued by the district court on December 21, 2009. The Settlement Agreement was also conditioned upon the entry of an order by the district court granting final approval to the settlement and providing for the dismissal of the lawsuit with prejudice. Members of the class had until March 12, 2010 to object to the proposed settlement as set forth in the Settlement Agreement; however, no persons objected to the Settlement Agreement. On March 26, 2010, the district court granted final approval of the settlement and dismissed the lawsuit with prejudice, and as a result, the Settlement Agreement became effective thirty days thereafter, thus resolving the lawsuit. In accordance with the terms of the Settlement Agreement, on April 27, 2010, we paid $900,000 to the settlement fund of the class. Pursuant to the terms of a pollution liability policy with Federal Insurance Company, on April 27, 2010, the remaining $1 million of the settlement amount was paid to the settlement fund by our insurance carrier.

19. SUBSEQUENT EVENTS

Derivative Activity

On July 23, 2010, we entered into two derivative commodity transactions. We routinely utilize derivative commodity instruments to mitigate a portion of the exposure to adverse market changes (for additional information on our derivative activities see Note 7, Fair Value of Financial and Derivative Instruments, to our Consolidated Financial Statements). A summary of our new derivative positions is as follows:

Commodity	Period	Volume	Floor Price	Ceiling Price
Natural Gas	Nov 10 – Dec 12	1,560,000 Mcf	$5.275	$5.275
Oil	Jan 11 – Dec 12	168,000 Bbls	$70.000	$96.650

Acreage Acquisition

On June 30, 2010, our wholly owned subsidiary, Rex Energy Rockies, LLC, a Delaware limited liability company (“Rex Rockies”), entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Duncan Oil Partners, LLC, a Colorado limited liability company (“Duncan”), pursuant to which Rex Rockies agreed to purchase from Duncan all of its right, title and interest in and to certain oil and gas leases covering approximately 26,900 gross (18,700 net) acres located in the DJ Basin in Laramie County, State of Wyoming. Under the terms of the Purchase Agreement, Rex Rockies agreed to pay Duncan a purchase price equal to $1,000 per net leasehold acre conveyed at closing, for a total purchase price of approximately $18.7 million. The Purchase Agreement provided that at closing the purchase price may be adjusted upwards or downwards based upon the final number of net

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

leasehold acres being conveyed by Duncan to Rex Rockies following Rex Rockies’ title review of the oil and gas leases and related assets. Pursuant to the Purchase Agreement, Rex Rockies agreed to pay Duncan approximately $1.9 million to serve as a deposit to be credited toward payment of the purchase price at the closing, which was paid by Rex Rockies concurrently with the execution of the Purchase Agreement.

On July 30, 2010, following its review of title to the oil and gas leases, Rex Rockies purchased Duncan’s oil and gas interests in approximately 18,375 net acres for a total purchase price of approximately $18.4 million, less the deposit previously paid to Duncan. Under the terms of the Purchase Agreement, Rex Rockies may purchase Duncan’s oil and gas interests in an additional 320 net acres in the event that certain title defects relating to the acreage are cured by Duncan within a period of 90 days from the closing date.

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

Results of Continuing Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Production:
Oil and Condensate (Bbls)	168,900	183,695	338,655	364,878
Natural Gas (Mcf)	669,512	314,777	1,334,931	621,408
Natural Gas Liquids (Bbls)	4,636	—	9,871	—

Total (Mcfe)(a)	1,710,728	1,416,947	3,426,087	2,810,676
Average daily production:
Oil and Condensate (Bbls)	1,856	2,019	1,871	2,016
Natural Gas (Mcf)	7,357	3,459	7,375	3,433
Natural Gas Liquids (Bbls)	51	—	55	—

Total (Mcfe)(a)	18,799	15,571	18,929	15,529
Average sales price:
Oil and Condensate (per Bbl)	$74.80	$56.12	$74.89	$48.04
Natural Gas (per Mcf)	$4.10	$3.83	$4.77	$4.48
Natural Gas Liquids (per Bbl)	$32.65	$—	$32.32	$—

Total (per Mcfe)(a)	$9.08	$8.13	$9.35	$7.23
Average NYMEX prices(b):
Oil (per Bbl)	$78.16	$59.83	$78.35	$51.51
Natural Gas (per Mcf)	$4.35	$3.80	$4.69	$4.14

(a)	Oil and natural gas liquids are converted at the rate of one barrel of oil equivalent (“BOE”) to six Mcfe.
(b)	Based upon the average of bid week prompt month prices.

	Production and Revenue by Basin
	For Three Months Ended June 30,		For Six Months Ended June 30,
	2010	2009	2010	2009
Appalachian
Revenues – Natural Gas	$2,745,353	$1,206,003	$6,365,486	$2,783,788
Volumes (Mcf)	669,512	314,777	1,334,931	621,408
Average Price	$4.10	$3.83	$4.77	$4.48
Revenues – Natural Gas Liquids	$151,381	$—	$319,009	$—
Volumes (Bbl)	4,636	—	9,871	—
Average Price	$32.65	$—	$32.32	$—
Illinois
Revenues – Oil	$12,632,960	$10,309,742	$25,363,263	$17,530,186
Volumes (Bbl)	168,900	183,695	338,655	364,878
Average Price	$74.80	$56.12	$74.89	$48.04

	Other Performance Measurements From Continuing Operations
	For Three Months Ended June 30,		For Six Months Ended June 30,
	2010	2009	2010	2009
EBITDAX (in thousands)	$5,792	$4,091	$12,456	$12,790
LOE per Mcfe	$3.39	$3.70	$3.42	$3.70
G&A per Mcfe	$2.67	$3.10	$2.55	$2.90

General Overview

Operating revenue for the three and six-month periods ended June 30, 2010 increased 35.9% and 59.3%, respectively, when compared to the same periods in 2009. These increases were primarily due to higher oil and gas prices and higher gas production when compared to 2009, which was partially offset by a decrease in oil production. The average sales price per Mcfe during the three and six-month periods ended June 30, 2010 was $9.08 and $9.35, respectively, as compared to $8.13 and $7.23 during the comparable periods of 2009. Total production for the three and six-month periods ended June 30, 2010 increased approximately 20.7% and 21.9%, respectively, when compared to the same periods in 2009. The increase in production can be attributed to the continued success of our Marcellus Shale drilling program in the Appalachian Basin.

Operating expenses increased $2.8 million, or 17.4%, and $3.3 million, or 10.2%, for the three and six-month periods ended June 30, 2010, respectively, as compared to the same periods in 2009. Operating expenses are primarily comprised of: production expenses; G&A expenses; exploration expenses; gains and losses on the disposal of assets; impairment expense; and DD&A expenses. These increases in operating expense can be primarily attributable to increased geological and geophysical activity related to our Marcellus Shale exploration projects. We have also incurred additional operating expenses in relation to our two consolidated variable interest entities, Keystone Midstream and Water Solutions Holdings, which were not in existence during the first half of 2009. For additional information on these entities, see Note 14, Variable Interest Entities, to our Consolidated Financial Statements. Our DD&A expenses decreased due to the increase in the estimated lives of our proved reserves at December 31, 2009, partially offsetting these increases in expense. We calculate our depletion on a units-of-production basis, which decelerated in relation to our higher proved reserve base.

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

EBITDAX increased approximately $1.7 million to $5.8 million for the three-month period ended June 30, 2010 as compared to the same period in 2009. The increase in EBITDAX can be primarily attributed to higher natural gas production and higher average sales prices for oil and natural gas, resulting in increased operating revenues. EBITDAX decreased approximately $0.3 million to $12.5 million for the six-month period ended June 30, 2010 as compared to the same period in 2009. The decrease in EBITDAX can be primarily attributed to a decrease in realized settlements on commodity derivatives, which was impacted by the early settlement of certain 2011 oil hedges which resulted in receipts of approximately $4.6 million during the first quarter of 2009. Partially offsetting this decrease were higher natural gas production and higher average sales prices for oil and natural gas.

LOE per Mcfe measures the average cost of extracting oil and natural gas from our basin reserves during the period. This measurement is also commonly referred to in the industry as our “lifting cost”. It represents the average cost of extracting one Mcf of natural gas equivalent from our oil and natural gas reserves in the ground. LOE per Mcfe decreased by $0.31 and $0.28 for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. G&A expenses per Mcfe measures overhead costs associated with our management and operations. G&A expenses per Mcfe decreased to approximately $2.67 and $2.55 for the three and six month periods ended June 30, 2010, respectively, as compared to $3.10 and $2.90 for the same periods in 2009.

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009.

Oil and gas revenue for the three-month periods ended June 30, 2010 and 2009 ($ in thousands, except total Mcfe production and price per Mcfe) is summarized in the following table:

	For Three Months Ended June 30,
	2010	2009	Change	%
Oil and Gas Revenues:
Oil and condensate sales revenue	$12,633	$10,310	$2,323	22.5%
Oil derivatives realized(a)	$(864)	$720	$(1,584)	(220.0%)

Total oil and condensate revenue and derivatives realized	$11,769	$11,030	$739	6.7%
Gas sales revenue	$2,745	$1,206	$1,539	127.6%
Gas derivatives realized(a)	$1,208	$824	$384	46.6%

Total gas revenue and derivatives realized	$3,953	$2,030	$1,923	94.7%
Total natural gas liquid revenue	$152	$—	$152	100.0%
Consolidated sales	$15,530	$11,516	$4,014	34.9%
Consolidated derivatives realized(a)	$344	$1,544	$(1,200)	(77.7%)

Total oil and gas revenue and derivatives realized	$15,874	$13,060	$2,814	21.5%
Total Mcfe Production	1,710,728	1,416,947	293,781	20.7%
Average Realized Price per Mcfe	$9.28	$9.22	$0.06	0.7%

(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for oil and gas during the second quarter of 2010 was $9.28 per Mcfe, an increase of 0.7%, or $0.06 per Mcfe, from the same quarter in 2009. The average price for oil and condensate, after the effect of derivative activities, increased 16.0%, or $9.64 per barrel, to $69.68 per barrel. The average price for natural gas, after the effect of derivative activities, decreased 8.4%, or $0.54 per Mcf, to $5.90 per Mcf. Our derivative activities effectively increased net realized price by $0.20 per Mcfe in the second quarter of 2010 and increased net realized prices by $1.09 per Mcfe in the second quarter of 2009.

Production volumes in the second quarter of 2010 increased 20.7% from the second quarter of 2009. Natural gas production increased approximately 113%, primarily due to the production in our Marcellus Shale drilling operations in Westmoreland and Butler Counties in the Commonwealth of Pennsylvania. Oil production decreased approximately 8.1% in the second quarter of 2010 as compared to the same period in 2009, primarily due to natural decline of our oil properties in the Illinois Basin. Overall, our production for the three months ended June 30, 2010 averaged 18,799 Mcfe per day, of which 59.2% was attributable to oil, 39.2% to natural gas and 1.6% was a result of natural gas liquids production.

Other operating revenue for the three months ended June 30, 2010 and June 30, 2009 was approximately $0.2 million and $25,000, respectively. We generate other operating revenue from various activities such as revenue from the transportation of third-party natural gas and the sale and treatment of water used in the drilling of Marcellus Shale wells in the Appalachian Basin. Revenues generated from the sale and treatment of water did not begin until the first quarter of 2010.

Production and lease operating expenses increased approximately $0.6 million, or 10.6%, in the second quarter of 2010 from the same period in 2009. During the latter part of 2008 and into 2009, we implemented several cost reduction measures in an effort to mitigate discretionary spending and to lower production expenses. In relation to increasing oil prices throughout 2009 and into 2010, we have increased our activity levels and increased discretionary spending for maintenance projects that were previously delayed.

G&A expenses for the second quarter of 2010 increased approximately $0.2 million, or 4.1%, to $4.6 million from the same period in 2009. These expenses increased from the second quarter of 2009 to the second quarter of 2010 primarily due to expenses recognized in relation to two variable interest entities for which we consolidate with our financial results that were not in existence during the second quarter of 2009. We have also incurred additional G&A expenses in connection with the operation of our Denver office, which opened in the first quarter of 2010.

(Gain) loss on disposal of assets for the three months ended June 30, 2010 was a gain of approximately $10,000 as compared to a gain of $28,000 for the same period in 2009. We, from time to time, sell or dispose of property and equipment in the normal course of business and recognize a gain or loss based on the price received for those assets compared to the book carrying value at the time of sale or disposal.

Impairment expenses for the second quarter of 2010 totaled approximately $0.6 million as compared to $0.4 million during the comparable period of 2009. These expenses were incurred due to the identification of certain geographic regions that are outside the scope of our current plans, which has increased the probability of future lease expirations. The capitalized costs associated with these properties are periodically evaluated as to their recoverability based on changes brought about by economic factors and potential shifts in our business strategy. As economic and strategic conditions change and we continue to develop unproved properties, our estimates of impairment will likely change and we may increase or decrease expense.

Exploration expense of oil and gas properties for the second quarter of 2010 increased approximately $2.6 million from the same period in 2009. These expenses are primarily associated with seismic data acquisitions and related activities, reservoir characterization and geologic modeling activities, and oil and gas lease delay rental payments. During the second quarter of 2009 we received reimbursements totaling approximately $0.6 million from Williams in accordance with the PEA. For additional information on our joint venture with Williams, see Note 1, Basis of Presentation and Principles of Consolidation, to our Consolidated Financial Statements.

DD&A expenses for the three months ended June 30, 2010 decreased approximately $1.0 million, or 16.6%, from $6.2 million for the same period in 2009. This decrease is primarily attributable to the increase in our proved reserves as of December 31, 2009. We calculate our depletion on a units-of-production basis, which decelerated in relation to our higher proved reserves base.

Other operating expenses for the three months ended June 30, 2010 were approximately $0.3 million. These costs were incurred as direct expenditures related to our midstream, water treatment and water sales operations. We did not have midstream, water treatment and water sales operations prior to 2010. See Note 14, Variable Interest Entities, to our Consolidated Financial Statements for more information on our midstream, water treatment and water sales operations.

Interest expense, net of interest income, for the three months ended June 30, 2010 was approximately $0.2 million as compared to $0.2 million for the same period in 2009. The decrease of $38,000 was primarily due to the lower average borrowings on our senior secured line of credit, which was paid in full during the first quarter of 2010 with the proceeds from our public offering of common stock. Also contributing to the decrease was an increase in our average cash balance in the first quarter of 2010, from which we received interest income.

Gain (loss) on derivatives, net includes a gain of approximately $4.3 million for the second quarter of 2010 as compared to a loss of $10.7 million for the same period in 2009. Changes are attributable to the volatility of oil and gas commodity prices in the marketplace along with changes in our portfolio of outstanding collars and swap derivatives. Losses from derivative activities generally reflect higher oil and gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market.

Other income (expense) was approximately $0.1 million in the second quarter of 2010 as compared to income of approximately $13,000 for the same period in 2009. Our other expense is characterized by the recognition of gains or losses on the sale of scrap inventory and physical yard inventory adjustments and fluctuates from period to period.

Net income tax expense was approximately $0.1 million for the three months ended June 30, 2010 as compared to an income tax benefit of approximately $5.8 million for the three months ended June 30, 2009. The change was due to net income during the second quarter of 2010 that was primarily attributable to increased production, higher commodity prices and increased gains from derivative activities as compared to the second quarter of 2009.

Net income attributable to Rex Energy for the second quarter of 2010 was approximately $0.9 million, as compared to a net loss of approximately $9.4 million for the comparable period in 2009 as a result of the factors discussed above.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009.

Oil and gas revenue for the six-month periods ended June 30, 2010 and 2009 ($ in thousands, except total Mcfe production and price per Mcfe) is summarized in the following table:

	For Six Months Ended June 30,
	2010	2009	Change	%
Oil and Gas Revenues:
Oil and condensate sales revenue	$25,363	$17,530	$7,833	44.7%
Oil derivatives realized(a)(b)	$(1,698)	$3,983	$(5,681)	(142.6%)

Total oil and condensate revenue and derivatives realized	$23,665	$21,513	$2,152	10.0%
Gas sales revenue	$6,366	$2,784	$3,582	128.7%
Gas derivatives realized(a)	$1,807	$1,333	$474	35.6%

Total gas revenue and derivatives realized	$8,173	$4,117	$4,056	98.5%
Total natural gas liquid revenue	$319	$—	$319	100.0%
Consolidated sales	$32,048	$20,314	$11,734	57.8%
Consolidated derivatives realized(a)(b)	$109	$5,316	$(5,207)	(97.9%)

Total oil and gas revenue and derivatives realized	$32,157	$25,630	$6,527	25.5%
Total Mcfe Production	3,426,087	2,810,676	615,411	21.9%
Average Realized Price per Mcfe	$9.39	$9.12	$0.27	3.0%

(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.
(b)	For the six months ended June 30, 2010, excludes approximately $4.6 million in proceeds that were received upon the early settlement of oil hedges relating to the 2011 calendar year.

Average realized price received for oil and gas during the first half of 2010 was $9.39 per Mcfe, an increase of 3.0%, or $0.27 per Mcfe, from the same period in 2009. The average price for oil and condensate, after the effect of derivative activities, increased 18.5%, or $10.92 per barrel, to $69.88 per barrel. The average price for natural gas, after the effect of derivative activities, decreased 7.6%, or $0.50 per Mcf, to $6.12 per Mcf. Our derivative activities effectively increased net realized price by $0.03 per Mcfe in the first six months of 2010 and increased net realized prices by $1.89 per Mcfe in the first six months of 2009.

Production volumes in the first half of 2010 increased 21.9% from the first half of 2009. Natural gas production increased approximately 115%, primarily due to the production in our Marcellus Shale drilling operations in Westmoreland and Butler Counties in the Commonwealth of Pennsylvania. Oil production decreased approximately 7.2% in the first half of 2010 as compared to the same period in 2009, primarily due to natural decline of our oil properties in the Illinois Basin. Overall, our production for the six months ended June 30, 2010 averaged 18,929 Mcfe per day, of which 59.3% was attributable to oil, 39.0% to natural gas and 1.7% was a result of natural gas liquids production.

Other operating revenue for the six months ended June 30, 2010 and June 30, 2009 was approximately $0.4 million and $57,000, respectively. We generate other operating revenue from various activities such as revenue from the transportation of third-party natural gas and the sale and treatment of water used in the drilling of Marcellus Shale wells in the Appalachian Basin. Revenues generated from the sale and treatment of water did not begin until the first quarter of 2010.

Production and lease operating expenses increased approximately $1.3 million, or 12.7%, in the first half of 2010 from the same period in 2009. During the latter part of 2008 and into 2009, we implemented several cost reduction measures in an effort to mitigate discretionary spending and to lower production expenses. In relation to increasing oil prices throughout 2009 and into 2010, we have increased our activity levels and increased discretionary spending for maintenance projects that were previously delayed.

G&A expenses for the first six months of 2010 increased approximately $0.6 million, or 7.3%, to $8.7 million from the same period in 2009. These expenses increased from the first half of 2009 to the first half of 2010 primarily due to expenses recognized in relation to two variable interest entities for which we consolidate with our financial results that were not in existence during the second quarter of 2009. We have also incurred additional G&A expenses in connection with the operation of our Denver office, which opened in the first quarter of 2010.

(Gain) loss on disposal of assets for the six months ended June 30, 2010 was a gain of approximately $7,000 as compared to a loss of $0.4 million for the same period in 2009. During the first quarter of 2009, we sold our Permian Basin assets, which resulted in a loss of approximately $0.4 million. For additional information on the sale of these assets see Note 12, Discontinued Operations/Assets Held for Sale, to our Consolidated Financial Statements. We, from time to time, sell or dispose of property and equipment in the normal course of business and recognize a gain or loss based on the price received for those assets compared to the book carrying value at the time of sale or disposal.

Impairment expenses for the first half of 2010 totaled approximately $1.1 million as compared to $0.4 million during the comparable period of 2009. These expenses were incurred due to the identification of certain geographic regions that are outside the scope of our current plans, which has increased the probability of future lease expirations. The capitalized costs associated with these properties are periodically evaluated as to their recoverability based on changes brought about by economic factors and potential shifts in our business strategy. As economic and strategic conditions change and we continue to develop unproved properties, our estimates of impairment will likely change and we may increase or decrease expense.

Exploration expense of oil and gas properties for the first half of 2010 increased approximately $2.6 million from the same period in 2009. These expenses are primarily associated with seismic data acquisitions and related activities, reservoir characterization and geologic modeling activities, and oil and gas lease delay rental payments. During the second quarter of 2009 we received reimbursements totaling approximately $0.6 million from Williams in accordance with the PEA. For additional information on our joint venture with Williams, see Note 1, Basis of Presentation and Principles of Consolidation, to our Consolidated Financial Statements.

DD&A expenses for the six months ended June 30, 2010 decreased approximately $2.1 million, or 16.9%, from $12.3 million for the same period in 2009. This decrease is primarily attributable to the increase in our proved reserves as of December 31, 2009. We calculate our depletion on a units-of-production basis, which decelerated in relation to our higher proved reserves base.

Other operating expenses for the six months ended June 30, 2010 were approximately $0.6 million. These costs were incurred as direct expenditures related to our midstream, water treatment and water sales operations. We did not have midstream, water treatment and water sales operations prior to 2010. See Note 14, Variable Interest Entities, to our Consolidated Financial Statements for more information on our midstream, water treatment and water sales operations.

Interest expense, net of interest income, for the six months ended June 30, 2010 was approximately $0.3 million as compared to $0.4 million for the same period in 2009. The decrease of $0.1 million was primarily due to the lower average borrowings on our senior secured line of credit, which was paid in full during the first quarter of 2010 with the proceeds from our public offering of common stock. Also contributing to the decrease was an increase in our average cash balance in the first quarter of 2010, from which we received interest income.

Gain (loss) on derivatives, net includes a gain of approximately $8.1 million for the first half of 2010 as compared to a loss of $5.2 million for the same period in 2009. Changes are attributable to the volatility of oil and gas commodity prices in the marketplace along with changes in our portfolio of outstanding collars and swap derivatives. Losses from derivative activities generally reflect higher oil and gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market. During the first quarter of 2009 we received proceeds of approximately $4.6 million related to the early settlement of oil hedges that related to 2011 production.

Other income (expense) was an expense of approximately $0.2 million in the first half of 2010 as compared to expense of approximately $32,000 for the same period in 2009. Our other expense is characterized by the recognition of gains or losses on the sale of scrap inventory and physical yard inventory adjustments and fluctuates from period to period.

Net income tax expense was approximately $1.4 million for the six months ended June 30, 2010 as compared to an income tax benefit of approximately $7.0 million for the six months ended June 30, 2009. The change was due to net income during the first half of 2010 that was primarily attributable to increased production, higher commodity prices and increased gains from derivative activities as compared to the first half of 2009.

Net income attributable to Rex Energy for the first six months of 2010 was approximately $2.9 million, as compared to a net loss of approximately $10.5 million for the comparable period in 2009 as a result of the factors discussed above.

Capital Resources and Liquidity

Our primary needs for cash are for exploration, development and acquisition of oil and gas properties. During the six months ended June 30, 2010, $79.7 million of capital was expended on drilling projects, facilities and related equipment and acquisitions of unproved acreage. The capital program was funded by net cash flow from operations and proceeds from our January 2010 public offering of common stock and through borrowings under our Senior Credit Facility. Our 2010 capital budget is expected to continue to be funded primarily by cash flow from operations and borrowings under our Senior Credit Facility. We currently believe we have sufficient liquidity and cash flow to meet our obligations for the next twelve months; however, a significant continuation of depressed commodity prices, particularly natural gas, or reduction in production or reserves could adversely affect our ability to fund capital expenditures and meet our financial obligations. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may also elect to issue additional shares of stock, subordinated notes or other debt securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

Financial Condition and Cash Flows for the Six Months Ended June 30, 2010 and 2009

The following table summarizes our sources and uses of funds for the periods noted:

	Six Months Ended June 30, ($ in Thousands)
	2010	2009
Cash flows provided by operations	$6,263	$6,391
Cash flows used in investing activities	(82,990)	(11,023)
Cash flows provided by financing activities	84,523	—

Net increase (decrease) in cash and cash equivalents	$7,796	$(4,632)

Net cash provided by operating activities decreased by approximately $0.1 million in the first six months of 2010 over the same period in 2009. The decrease in 2010 was affected by a combination of factors, but was primarily due to increased operating expenses thus far in 2010 in addition to the receipt of approximately $4.6 million related to the early settlement of 2011 oil hedges during the first quarter of 2009. Partially offsetting these cash flow decreases were increased production and increased commodity prices. Average sales prices, excluding realized derivatives, increased from $7.23 per Mcfe in the first six months of 2009 to $9.35 per Mcfe in the first six months of 2010. Additionally, production grew from 2,810,676 Mcfe in the first half of 2009 to 3,426,087 Mcfe in the first half of 2010.

Net cash used in investing activities increased by approximately $72.0 million from the first six months of 2009 to $83.0 million in the first six months of 2010. This change can be primarily explained by the increased capital spending during the first half of 2010 as compared to the first half of 2009. Also contributing to the change was approximately $17.3 million in proceeds received by us in connection with the sale of our Southwest Region assets during the first quarter of 2009.

Net cash provided by (used in) financing activities increased by approximately $84.5 million from the first six months of 2009 to the first six months of 2010. The increase is primarily due to our public offering of common stock during the first quarter of 2010, from which we received net proceeds of approximately $80.2 million.

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

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended June 30, 2010, there were no material changes to the critical accounting policies previously reported by us in our Annual Report on Form 10-K for the year ended December 31, 2009. We describe critical recently adopted and issued accounting standards in Item 1. Financial Statements—Note 4, “Recently Issued Accounting Pronouncements.”

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

The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income (Loss) From Continuing Operations	$813	$(9,437)	$2,803	$(10,784)
Add Back Depletion, Depreciation, Amortization and Accretion	5,139	6,162	10,232	12,317
Add Back Non-Cash Compensation Expense	521	621	954	1,096
Add Back Interest Expense(a)	362	379	722	774
Add Back Impairment Expense	577	419	1,148	435
Add Back (Less) Exploration Expenses (Income)	2,311	(247)	3,446	835
Less Interest Income	(16)	(1)	(51)	(2)
Add Back (Less) Loss (Gain) on Disposal of Assets	(10)	(28)	(7)	400
Add Back (Less) Unrealized Loss (Gain) from Financial Derivatives	(4,112)	12,064	(8,335)	14,764
Add Back Noncontrolling Interest Net Loss	64	—	120	—
Add Back (Less) Income Tax Expense (Benefit)	143	(5,841)	1,424	(7,045)

EBITDAX From Continuing Operations	$5,792	$4,091	$12,456	$12,790
Add EBITDAX From Discontinued Operations	—	—	—	53

EBITDAX	$5,792	$4,091	$12,456	$12,843

(a)	Includes settlements on interest rate swap.

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

For the three and six month periods ended June 30, 2010, the net realized gains on oil and natural gas derivatives were approximately $0.3 million and $0.1 million, respectively, as compared to net realized gains of approximately $1.5 million and $9.9 for the comparable periods in 2009. Included in the net realized gain in the six months ended June 30, 2010 were cash settlements of approximately $4.6 million which resulted from the early settlement of certain oil hedges related to production in 2011. These gains and losses are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations.

For the three and six month periods ended June 30, 2010, the net unrealized gain on oil and natural gas derivatives was $4.1 million and $8.3 million, respectively, as compared to losses of $12.1 million and $14.8 million for the comparable period in 2009. The net unrealized gains and losses are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations.

While the use of derivative arrangements limits the downside risk of adverse price movements, it may also limit our ability to benefit from increases in the prices of natural gas and oil. We enter into all of our derivatives transactions with one counterparty and have a netting agreement in place with the counterparty. While we do not obtain collateral to support the agreements, we do monitor the financial viability of counterparties and believe our credit risk is minimal on these transactions. Under these arrangements, payments are received or made based on the differential between a fixed and a variable commodity price. These agreements are settled in cash at expiration or exchanged for physical delivery contracts. In the event of nonperformance, we would be exposed again to price risk. We have additional risk of financial loss because the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the derivative transaction. Moreover, our derivatives arrangements generally do not apply to all of our production and thus provide only partial price protection against declines in commodity prices. We expect that the amount of our derivatives will vary from time to time.

For a summary of our current oil and natural gas derivative positions at June 30, 2010, refer to Note 7 of our Consolidated Financial Statements, “Fair Value of Financial Instruments and Derivative Instruments”.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to various risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decrease for a substantial amount of time or decline significantly, revenues and cash flows would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. Conversely, increases in the market prices for oil and natural gas can have a favorable impact on our financial condition, results of operations and capital resources. Based on June 30, 2010 production, we project that a 10% decline in the price per barrel of oil and the price per Mcf of gas from the first half 2010 average would reduce our gross revenues, before the effects of derivatives, for the remaining six months of 2010 by approximately $3.2 million.

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

At June 30, 2010, the following commodity derivative contracts were outstanding:

Period	Contract Type	Volume	Average Derivative Price	Fair Market Value ($ in Thousands)
Oil
2010	Swap	90,000 Bbls	$62.20	$(1,305)
2010	Collar	204,000 Bbls	$62.94 - $86.85	$(333)
2011	Collar	408,000 Bbls	$67.94 - $107.31	$1,235
2012	Collar	192,000 Bbls	$66.25 - $125.66	$752

	Total	894,000 Bbls		$349
Natural Gas
2010	Swap	60,000 Mcf	$6.00	$71
2010	Put	540,000 Mcf	$6.31	$858
2010	Collar	720,000 Mcf	$5.98 - $8.35	$938
2011	Collar	1,800,000 Mcf	$5.27 - $7.05	$732
2011	Put	720,000 Mcf	$8.00	$1,957
2012	Collar	1,200,000 Mcf	$5.78 - $6.91	$465

	Total	5,040,000 Mcf		$5,021

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

As of June 30, 2010, the following interest rate swap derivative was outstanding ($ in thousands):

Period(a)	Contract Type	Amount	Interest Rate	Fair Market Value
4/1/10 – 11/30/10	Swap	$20,000	4.15%	$(356)

(a)	Item 305 (a) of Regulation S-K requires that tabular information relating to contract terms allow readers of the table to determine expected cash flows from the market risk sensitive instruments for each of the next five years. At June 30, 2010, we had an interest rate swap derivative contract in place that expires on November 30, 2010.

Item 4.	Controls And Procedures.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth in Note 18, Litigation, to our Consolidated Financial Statements included in Item 1 of Part I of this report is incorporated herein by reference.

Item 1A.	Risk Factors.

During the quarter ended June 30, 2010, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits.

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of Rex Energy Corporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K as filed with the SEC on March 3, 2010).

3.3	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.1	Independent Director Agreement by and between Rex Energy Corporation and Eric L. Mattson dated April 30, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2010).

10.2	Purchase and Sale Agreement dated June 28, 2010 by and between Rex Energy Rockies, LLC and Duncan Oil Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2010).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REX ENERGY CORPORATION (Registrant)

Date: August 4, 2010	By:	/S/ BENJAMIN W. HULBURT
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2010	By:	/S/ THOMAS C. STABLEY
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of Rex Energy Corporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K as filed with the SEC on March 3, 2010).

3.3	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.1	Independent Director Agreement by and between Rex Energy Corporation and Eric L. Mattson dated April 30, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2010).

10.2	Purchase and Sale Agreement dated June 28, 2010 by and between Rex Energy Rockies, LLC and Duncan Oil Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2010).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.