Form 10-Q
period 2010-09-30
REX ENERGY CORP
filed 2010-11-03
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

43,822,746 common shares were outstanding on November 2, 2010.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD September 30, 2010

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

Item 1.	Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except per Share Amounts)

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current Assets
Cash and Cash Equivalents	$64,792	$5,582
Accounts Receivable	18,261	14,333
Short-Term Derivative Instruments	5,845	2,124
Deferred Taxes	—	2,827
Inventory, Prepaid Expenses and Other	1,599	1,111

Total Current Assets	90,497	25,977
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	232,702	206,676
Unevaluated Oil and Gas Properties	95,433	80,218
Other Property and Equipment	41,084	25,082
Wells and Facilities in Progress	24,356	34,086
Pipelines	4,070	5,167

Total Property and Equipment	397,645	351,229
Less: Accumulated Depreciation, Depletion and Amortization	(87,811)	(75,968)

Net Property and Equipment	309,834	275,261
Restricted Cash	38,160	—
Other Assets – Net	216	101
Intangible Assets – Net	1,517	1,098
Investment in Keystone Midstream Services	9,885	—
Investment in RW Gathering	4,894	840
Long-Term Derivative Instruments	2,677	1,673

Total Assets	$457,680	$304,950

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$29,017	$16,386
Accrued Expenses	7,943	9,333
Short-Term Derivative Instruments	1,482	6,692
Current Deferred Tax Liability	3,067	—

Total Current Liabilities	41,509	32,411
Senior Secured Line of Credit and Long-Term Debt	75,028	23,049
Long-Term Derivative Instruments	263	426
Long-Term Deferred Tax Liability	8,939	6,894
Other Deposits and Liabilities	4,265	5,830
Future Abandonment Cost	16,776	16,143

Total Liabilities	$146,780	$84,753
Commitments and Contingencies (See Note 11)
Owners’ Equity
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 44,046,120 shares issued and outstanding on September 30, 2010 and 36,817,812 shares issued and outstanding on December 31, 2009.	44	37
Additional Paid-In Capital	373,563	292,372
Accumulated Deficit	(63,005)	(75,555)

Rex Energy Owners’ Equity	310,602	216,854
Noncontrolling Interests	298	3,343

Total Owners’ Equity	310,900	220,197

Total Liabilities and Owners’ Equity	$457,680	$304,950

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, $ and Shares in Thousands, Except per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
OPERATING REVENUE
Oil and Natural Gas Sales	$16,419	$13,012	$48,467	$33,326
Other Revenue	437	43	834	100

TOTAL OPERATING REVENUE	16,856	13,055	49,301	33,426
OPERATING EXPENSES
Production and Lease Operating Expense	6,471	5,660	18,182	16,050
General and Administrative Expense	5,015	2,799	13,750	10,942
(Gain) Loss on Disposal of Asset	(16,485)	17	(16,493)	417
Impairment Expense	2,419	477	3,567	865
Exploration Expense (Income)	(474)	370	2,972	1,204
Depreciation, Depletion, Amortization and Accretion	4,979	6,059	15,211	18,423
Other Operating Expense	295	—	861	—

TOTAL OPERATING EXPENSES	2,220	15,382	38,050	47,901
INCOME (LOSS) FROM OPERATIONS	14,636	(2,327)	11,251	(14,475)
OTHER INCOME (EXPENSE)
Interest Income	6	2	56	3
Interest Expense	(430)	(207)	(761)	(612)
Gain (Loss) on Derivatives, Net	1,988	394	10,040	(4,853)
Other Expense	(50)	(7)	(210)	(38)

TOTAL OTHER INCOME (EXPENSE)	1,514	182	9,125	(5,500)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	16,150	(2,145)	20,376	(19,975)
Income Tax Benefit (Expense)	(6,610)	959	(8,034)	8,004

INCOME (LOSS) FROM CONTINUING OPERATIONS	9,540	(1,186)	12,342	(11,971)
Income From Discontinued Operations, Net of Income Taxes	—	—	—	323

NET INCOME (LOSS)	9,540	(1,186)	12,342	(11,648)
Net Loss Attributable to Noncontrolling Interests	88	—	208	—

NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$9,628	$(1,186)	$12,550	$(11,648)

Earnings per common share:
Basic – income (loss) from continuing operations attributable to Rex common shareholders	$0.22	$(0.03)	$0.29	$(0.33)
Basic – income from discontinued operations attributable to Rex common shareholders	—	—	—	0.01

Basic – net income (loss) attributable to Rex common shareholders	$0.22	$(0.03)	$0.29	$(0.32)
Basic – weighted average shares of common stock outstanding	44,051	36,834	43,409	36,802
Diluted – income (loss) from continuing operations attributable to Rex common shareholders	$0.22	$(0.03)	$0.29	$(0.33)
Diluted – income from discontinued operations attributable to Rex common shareholders	—	—	—	0.01

Diluted – net income (loss) attributable to Rex common shareholders	$0.22	$(0.03)	$0.29	$(0.32)
Diluted – weighted average shares of common stock outstanding	44,103	36,834	43,495	36,802

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2010

(Unaudited, $ in Thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Owners’ Equity	Noncontrolling Interests
BALANCE December 31, 2009	36,817,812	$37	$292,372	$(75,555)	$216,854	$3,343
Non-cash compensation expense	—	—	1,004	—	1,004	—
Issuance of Restricted Stock, Net	328,308	—	—	—	—	—
Issuance of Common Stock, Net	6,900,000	7	80,187	—	80,194	—
Capital Contributions	—	—	—	—	—	245
Deconsolidation of Keystone Midstream Services, LLC	—	—	—	—	—	(3,082)
Net Income (Loss)	—	—	—	12,550	12,550	(208)

BALANCE September 30, 2010	44,046,120	$44	$373,563	$(63,005)	$310,602	$298

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, $ in Thousands)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) Attributable to Rex Energy	$12,550	$(11,648)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Noncontrolling Interest Net Loss	(208)	—
Non-cash Expenses	1,497	1,299
Depreciation, Depletion, Amortization and Accretion	15,211	18,423
Unrealized (Gain) Loss on Derivatives	(10,099)	14,400
Deferred Income Tax Expense (Benefit)	8,034	(7,716)
Impairment Expense	3,567	865
(Gain) Loss on Disposal of Asset	(16,493)	417
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts Receivable	(3,927)	(3,024)
Inventory, Prepaid Expenses and Other Assets	(486)	261
Accounts Payable and Accrued Expenses	10,563	(1,771)
Other Assets and Liabilities	(9,608)	1,294

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,601	12,800
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Joint Ventures	(11,441)	—
Proceeds from Joint Ventures	—	3,120
Like-Kind Exchange Investment	(30,555)	—
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	79,118	17,792
Acquisitions of Undeveloped Acreage	(68,357)	(12,572)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(52,105)	(23,351)

NET CASH USED IN INVESTING ACTIVITIES	(83,340)	(15,011)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debts and Lines of Credit	(23,000)	(19,000)
Proceeds from Long-Term Debts and Lines of Credit	75,000	19,000
Repayments of Loans and Other Notes Payable	(488)	(94)
Capital Contributions by the Partners of Joint Ventures	245	—
Proceeds from the Issuance of Common Stock	80,520	—
Costs Incurred from the Issuance of Common Stock	(328)	—

NET CASH PROVIDED (USED) BY (IN) FINANCING ACTIVITIES	131,949	(94)

NET INCREASE (DECREASE) IN CASH	59,210	(2,305)
CASH – BEGINNING	5,582	7,046

CASH – ENDING	$64,792	$4,741
SUPPLEMENTAL DISCLOSURES
Interest Paid	473	997
NON-CASH ACTIVITIES
Equipment Financing	926	543

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Rex Energy Corporation (the “Company”) is an independent oil and gas company with operations currently focused on the Illinois, Appalachian and Denver-Julesburg (“DJ”) Basins. In the Illinois Basin, in addition to our developmental conventional oil drilling, we are focused on the implementation of enhanced oil recovery on our properties. In the Appalachian Basin, we are focused on our Marcellus Shale drilling projects. Our focus in the DJ Basin has been on acquiring acreage which we believe to be prospective for horizontal oil well drilling in the Niobrara Shale formation. During the third quarter of 2010 we began drilling two test wells in this area. We pursue a balanced growth strategy of exploiting our sizeable inventory of lower-risk developmental drilling locations, pursuing our higher potential exploration drilling prospects, and actively seeking to acquire complementary oil and natural gas properties.

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

In the second quarter of 2009, we entered into a Participation and Exploration Agreement (the “Williams PEA”) with Williams Production Company, LLC and Williams Production Appalachia, LLC (collectively “Williams”) that was effective as of May 5, 2009. Under the terms and conditions of the Williams PEA, Williams may acquire, through a “drill-to-earn” structure, 50% of our working interest in certain oil and gas leases covering approximately 43,672 net acres in Centre, Clearfield and Westmoreland Counties, Pennsylvania (the “Project Area”). The Williams PEA effectively provides that, for Williams to earn its 50% interest in the Project Area, Williams will bear 90% of all costs and expenses incurred in the drilling and completion of all wells jointly drilled in the Project Area until such time as Williams has invested approximately $74.0 million (approximately $33.0 million on behalf of us and $41.0 million for Williams’ 50% share of the wells). In addition, Williams committed to participate in drilling a minimum of 10 horizontal wells in the Project Area to a depth sufficient to test the Marcellus Shale formation. Subject to certain termination rights, Williams agreed to fund its carry obligation prior to December 31, 2011 or make a cash payment to us for the remaining carry amount that has not been incurred at that time. Once Williams has completed its carry obligation and acquired 50% of our working interest in the leases within the Project Area, the parties will share all costs of the joint venture operations within an area of mutual interest (including the Project Area) in accordance with their participating interests, which are expected to be on a 50/50 basis. During the second quarter of 2009, we received approximately $3.1 million in expense reimbursements from Williams for certain expenditures related to geological and geophysical activities and other drilling and completion activities. As of September 30, 2010, the remaining drilling carry balance with Williams was approximately $2.8 million.

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

On August 31, 2010, we entered into a Participation and Exploration Agreement (the “Sumitomo PEA”) with Summit Discovery Resources II, LLC, a wholly owned subsidiary of Sumitomo Corporation (“Sumitomo”) which we completed on September 30, 2010. Pursuant to the Summit PEA, we sold and transferred interests in our Marcellus Shale assets located in the Commonwealth of

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Pennsylvania, including approximately 13,000 net acres, certain producing Marcellus Shale wells and associated mid-stream assets. For further information on our joint venture with Sumitomo see Note 2, Acquisitions and Dispositions, to our Consolidated Financial Statements.

2. ACQUISITIONS AND DISPOSITIONS

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

In February 2010, R.E. Gas Development, LLC (“R.E. Gas”), our wholly owned subsidiary, acquired a 100% working interest in leases covering 2,517 gross (2,517 net) undeveloped acres in our Butler County, Pennsylvania project area. The acreage was acquired for approximately $5.7 million.

In February 2010, R.E. Gas acquired a 100% working interest in leases covering 3,033 gross (3,033 net) undeveloped acres in Clearfield and Clinton Counties in the Commonwealth of Pennsylvania. The interest was acquired from an individual landowner for approximately $3.0 million, or $1,000 per acre. Our interest is subject to an option held by a third party, whereby the third party may elect to participate up to a 50% working interest in any well drilled. We will be accountable for a payment of an additional $1,000 per acre on 600 acres for each of the first five wells drilled on the acreage in the event that the third party elects not to participate in such wells. If the third party elects not to participate in any of the first five wells drilled on the acreage and additional payment by us is required, our total cost would be approximately $6.1 million.

In July 2010, Rex Energy Rockies, LLC, our wholly owned subsidiary, acquired a 100% working interest in certain undeveloped oil and gas leases covering approximately 18,000 net acres located in the DJ Basin in Laramie County, Wyoming. The acreage was acquired for approximately $18.4 million.

Dispositions

On September 30, 2010, we closed a joint venture transaction with Sumitomo. In Butler County, Pennsylvania we sold a 15% non-operated interest in approximately 40,700 net acres for approximately $61.1 million in total cash and consideration. One-half of the $61.1 million was paid in cash at closing, and the remaining fifty percent is to be paid in the form of a drilling carry of 80% of our drilling and completion costs in the area. Pursuant to the Sumitomo PEA, Sumitomo has agreed to pay all of the costs to lease approximately 9,000 net acres in the Butler County Area of Mutual Interest (“AMI”) (the “Phase I Leasing”), and is to pay to us a leasing management fee of $1,000 per net acre during Phase I Leasing. Under the Sumitomo PEA, upon the conclusion of Phase I Leasing, we are to cross assign interests in the leases with Sumitomo to provide uniformity of interest in each lease in the Butler County AMI. Assuming the full 9,000 net acres are leased, the final ownership percentages in the Butler County AMI would be approximately 70% to us and 30% to Sumitomo. In addition to the sale of undeveloped acreage, we also sold to Sumitomo 30% of our interests in 20 Marcellus Shale wells within the Butler County area and 30% of our interest in Keystone Midstream Services, LLC.

In our Marcellus Shale joint venture project areas with Williams, we sold to Sumitomo 20% of our interests in 23,500 net acres for approximately $38.1 million in cash and consideration. One-half of the $38.1 million was paid in cash at closing, with the remaining 50% to be paid in the form of a drilling carry of 80% of our drilling and completion costs in the areas. In addition, we sold 20% of our interests in 19 Marcellus Shale wells located in the Williams joint venture areas and 20% of our interest in RW Gathering, LLC.

In addition to the areas above, we sold to Sumitomo 50% of our interests in approximately 4,500 net acres in Fayette and Centre Counties for $18.4 million in cash and consideration. One-half of the $18.4 million was paid in cash at closing, with the remaining 50% to be paid in the form of a drilling carry of 80% of our drilling and completion costs. Pursuant to the Sumitomo PEA, the drilling carry for these areas may be applied, at our discretion, to drilling and completion costs attributable to either the Butler County or Williams joint venture areas.

At closing, we received approximately $99.5 million in cash, which included a reimbursement for leasing expenses incurred subsequent to the effective date of September 1, 2010, in the amount of approximately $7.6 million. Additionally, the cash payment included a reimbursement for drilling related expenses incurred subsequent to the effective date in the amount of approximately $7.5 million, which was applied against the drilling carry. As of September 30, 2010, the remaining drilling carry with Sumitomo was approximately $48.7 million.

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Accretion expense during the nine-month periods ended September 30, 2010 and September 30, 2009 totaled approximately $1.3 million and $1.1 million, respectively. These amounts are recorded as depreciation, depletion, amortization and accretion expense (“DD&A”) on our Consolidated Statements of Operations. In accordance with the terms of our PEAs with Williams and Sumitomo, we account for asset retirement obligations that relate to wells that are drilled jointly based on our interest in those wells. We describe the details of the PEAs with Williams and Sumitomo in Note 1, Basis of Presentation and Principles of Consolidation, and Note 2, Acquisitions and Dispositions, to our Consolidated Financial Statements.

	September 30, 2010	September 30, 2009
	($ in Thousands)	($ in Thousands)
Beginning Balance at December 31	$16,143	$16,283
Asset Retirement Obligation Incurred	80	196
Asset Retirement Obligation Settled	(691)	(339)
Asset Retirement Obligation Cancelled on Sold Well Properties	(25)	(1,094)
Asset Retirement Obligation Accretion Expense	1,269	1,120

Total Asset Retirement Obligation	$16,776	$16,166

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) 805-20, which amends and clarifies ASC 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although we did not enter into any significant business combinations during the first nine months of 2010, we believe ASC 805-20 may have a material impact on our future financial statements depending on the size and nature of any future business combinations that we may enter into. We adopted ASC 805-20 on January 1, 2010.

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

In January 2010, the FASB issued ASU 2010-02, Consolidation – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification (“ASU 2010-02”). This ASU clarifies the scope of the decrease in ownership provisions of Subtopic 810-10 and expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include:

•	The valuation techniques used to measure the fair value of any retained investment;

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This ASU requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC 820-10 in order to increase the transparency in financial reporting.

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

5. CONCENTRATIONS OF CREDIT RISK

At times during the nine-month period ended September 30, 2010, our cash balance has exceeded the Federal Deposit Insurance Corporation’s limit of $250,000. There were no losses incurred due to such concentrations.

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

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. At September 30, 2010, we carried approximately $6.5 million in production receivables, of which approximately $4.3 million were production receivables due from a single customer, Countrymark Cooperative LLP (“Countrymark”). We have a standby letter of credit from Countrymark as support for their monetary obligations to us, up to $4.0 million. During the first quarter of 2009, we placed into operation an oil offload facility in the Illinois Basin that we believe will enable us to diversify the purchasers of our oil in the future if we choose to do so. Additionally, we believe the growth in our Appalachian and DJ Basin operations will help us to minimize our future risks by diversifying our ratio of oil and gas sales as well as the quantity of purchasers.

6. LONG-TERM DEBT

We maintain a revolving credit facility evidenced by the Credit Agreement, dated September 28, 2007, with KeyBank National Association as Administrative Agent; Royal Bank of Canada, as Syndication Agent; Sovereign Bank, as Documentation Agent; and lenders from time to time parties thereto (as amended from time to time, the “Senior Credit Facility”). Borrowings under the Senior Credit Facility are limited by a borrowing base that is determined in regard to our oil and gas properties. As of September 30, 2010, the borrowing base under the Senior Credit Facility was $125.0 million; however, the revolving credit facility may be increased up to $200 million upon re-determinations of the borrowing base, consent of the lenders and other conditions prescribed in the agreement. The borrowing base is re-determined by the bank group semi-annually. Loans made under the Senior Credit Facility mature on September 28, 2013, and in certain circumstances, we will be required to prepay the loans. Management does not believe that a

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

prepayment will be required within the next twelve months.

On August 30, 2010, we entered into a Fifth Amendment to Credit Agreement (the “Fifth Amendment”) with KeyBank National Association, as Administrative Agent, and the other lenders signatory thereto; amending the Senior Credit Facility. The Fifth Amendment was effective as of August 30, 2010 and amends certain provisions of the Senior Credit Facility, including waiving certain provisions of the Senior Credit Facility to permit our sale and transfer of interest in our Marcellus Shale assets located in the Commonwealth of Pennsylvania, pursuant to the terms and conditions of the Sumitomo PEA. The Fifth Amendment also amended the Senior Credit Facility by increasing the borrowing base from $100.0 million to $125.0 million, effective upon the execution of the Sumitomo PEA. The Fifth Amendment also extended the maturity date of the Senior Credit Facility from September 28, 2012 to September 28, 2013. In addition, pursuant to the Fifth Amendment, Bank of Montreal, Union Bank, N.A., and Wells Fargo Bank, N.A., agreed to become lenders under the Senor Credit Facility, and Allied Irish Bank withdrew as a lender.

Borrowings under the Senior Credit Facility bear interest, at our election, at the Adjusted LIBOR or the Alternative Base Rate (as defined below) plus, in each case an applicable per annum margin. The applicable per annum margin is determined based upon our total borrowing base utilization percentage in accordance with a pricing grid. The applicable per annum margin ranges from 2.00% to 2.75% for Eurodollar loans and .75% to 1.50% for ABR loans. The Adjusted Base Rate is equal to the greater of: (i) KeyBank’s announced prime rate; (ii) the federal funds effective rate from time to time plus  1/2 of 1%; and (iii) LIBO Rate plus 1.25%. Our commitment fee is also dependent on our total borrowing base utilization percentage and is determined based upon an applicable per annum margin which is a flat rate of .50%.

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

The Senior Credit Facility also requires that we meet, on a quarterly basis, minimum financial requirements of consolidated current ratio, EBITDAX to interest expense and total debt to EBITDAX. EBITDAX is a non-GAAP financial measure used by our management team and by other users of its financial statements, such as our commercial bank lenders. The covenant states that as of the last day of any fiscal quarter, our ratio of consolidated current assets as of such day to consolidated current liabilities as of such day is to be less than 1.0 to 1.0. Additionally, the covenant states that as of the last day of any fiscal quarter, our ratio of EBITDAX for the period of four fiscal quarters ending on such day to interest expense for such period is to be less than 3.0 to 1.0. Additionally, as of the last day of any fiscal quarter, our ratio of total debt to EBITDAX for the period of four fiscal quarters ending on such day is not to exceed 4.0 to 1.0. As of September 30, 2010, we were in compliance with all of our debt covenants.

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In addition to our Senior Credit Facility, we may, from time to time in the normal course of business, finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and lines of credit consisted of the following at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
	($ in Thousands)	($ in Thousands)
Senior Credit Facility(a)	$75,000	$23,000
Other Loans and Notes Payable	805	366

Total Debts	75,805	23,366
Less Current Portion of Long-Term Debt	(777)	(317)

Total Long-Term Debts	$75,028	$23,049

(a)

The Senior Credit Facility requires us to make monthly payments of interest on the outstanding balance of loans made under the agreement. Loans made under the Senior Credit Facility mature on September 28, 2013, and in certain circumstances, we will be required to prepay the loans. The average interest rate on borrowings under our Senior Credit Facility for the nine months ended September 30, 2010 was approximately 2.2%. The average interest rate on our Other Loans and Notes Payable is approximately 2.4%.

7. FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS

Our results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, we enter into oil and natural gas commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling, we make payments to our counterparty. We do not enter into these arrangements for speculative trading purposes. As of September 30, 2010, our oil and natural gas derivative commodity instruments consisted of fixed rate swap contracts , collars, puts and put spreads. We did not designate these instruments as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as other income or expense under the heading Gain (Loss) on Derivatives, Net.

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

We enter into the majority of our derivative arrangements with one counterparty and have a netting agreement in place. We present our derivatives as gross assets or liabilities on our Consolidated Balance Sheets. We do not obtain collateral to support the derivative agreements, but monitor the financial viability of our counterparties and believe our credit risk is minimal on these transactions. For additional information on the credit risk with regards to our counterparty, see Note 5, Concentrations of Credit Risk, to our Consolidated Financial Statements.

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

We received net payments of $0.4 million and $0.5 million under these commodity derivative instruments during the three and nine-month periods ended September 30, 2010, respectively. We received net payments of approximately $0.8 million and $10.7 million under these commodity derivative instruments during three and nine-month periods ended September 30, 2009, respectively. Payments received during the nine months ended September 30, 2009 included approximately $4.6 million attributable to the early settlement of certain 2011 oil hedges. Unrealized gains associated with our commodity derivative instruments from continuing operations amounted to $1.6 million and $9.6 million for the three and nine-month periods ended September 30, 2010, respectively. Unrealized losses associated with our commodity derivative instruments from continuing operations amounted to $0.3 million and $15.3 million for the three and nine-month periods ended September 30, 2009, respectively.

The following table summarizes the location and amounts of gains and losses on derivative instruments, none of which are

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2010 and 2009 ($ in thousands):

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Realized Gains (Losses)	Unrealized Gains (Losses)	Total	Realized Gains (Losses)	Unrealized Gains (Losses)	Total
Crude Oil
Reclassification of settled contracts included in prior periods mark-to-market adjustment	$—	$819	$819	$—	$555	$555
Mark-to-market fair value adjustments	—	(1,941)	(1,941)	—	535	535
Settlement of contracts (a)	(630)	—	(630)	(305)	—	(305)

Crude Oil Total	(630)	(1,122)	(1,752)	(305)	1,090	785

Natural Gas
Reclassification of settled contracts included in prior periods mark-to-market adjustment	—	(846)	(846)	—	(621)	(621)
Mark-to-market fair value adjustments	—	3,549	3,549	—	(756)	(756)
Settlement of contracts (a)	1,050	—	1,050	1,089	—	1,089

Natural Gas Total	1,050	2,703	3,753	1,089	(1,377)	(288)

Interest Rate
Reclassification of settled contracts included in prior periods mark-to-market adjustment	—	213	213	—	170	170
Mark-to-market fair value adjustments	—	(30)	(30)	—	(75)	(75)
Settlement of contracts (a)	(196)	—	(196)	(198)	—	(198)

Interest Rate Total	(196)	183	(13)	(198)	95	(103)

Gain (Loss) on Derivatives, Net	$224	$1,764	$1,988	$586	$(192)	$394

(a)	These amounts represent the realized gains and losses on settled derivatives, which before settlement are included in the mark-to-market fair value adjustments.

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Realized Gains (Losses)	Unrealized Gains (Losses)	Total	Realized Gains (Losses)	Unrealized Gains (Losses)	Total
Crude Oil
Reclassification of settled contracts included in prior periods mark-to-market adjustment	$—	$4,337	$4,337	$—	$(5,590)	$(5,590)
Mark-to-market fair value adjustments	—	1,068	1,068	—	(9,511)	(9,511)
Settlement of contracts (a)	(2,328)	—	(2,328)	8,250	—	8,250

Crude Oil Total	(2,328)	5,405	3,077	8,250	(15,101)	(6,851)

Natural Gas
Reclassification of settled contracts included in prior periods mark-to-market adjustment	—	(1,444)	(1,444)	—	(819)	(819)
Mark-to-market fair value adjustments	—	5,599	5,599	—	654	654
Settlement of contracts (a)	2,857	—	2,857	2,423	—	2,423

Natural Gas Total	2,857	4,155	7,012	2,423	(165)	2,258

Interest Rate
Reclassification of settled contracts included in prior periods mark-to-market adjustment	—	582	582	—	458	458
Mark-to-market fair value adjustments	—	(43)	(43)	—	(152)	(152)
Settlement of contracts (a)	(588)	—	(588)	(566)	—	(566)

Interest Rate Total	(588)	539	(49)	(566)	306	(260)

Gain (Loss) on Derivatives, Net	$(59)	$10,099	$10,040	$10,107	$(14,960)	$(4,853)

(a)	These amounts represent the realized gains and losses on settled derivatives, which before settlement are included in the mark-to-market fair value adjustments.

As of September 30, 2010, we had entered into an interest rate swap derivative instrument which hedged our interest rate risk associated with changes in LIBOR on $20.0 million of notional value. We use the interest rate swap agreement to manage the risk associated with interest payments on amounts outstanding from variable rate borrowings under our Senior Credit Facility. Under our interest rate swap agreement, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return, a specified variable rate of interest times the same notional principal amount. The interest rate under the swap is 4.15% and the agreement expires in November 2010. The fair value of the swap at September 30, 2010 was a liability of $0.2 million, a decrease of $0.5 million for the nine-month period ended September 30, 2010, based on current LIBOR quotes. We have accounted for the interest rate swap by recording the unrealized and realized gains for the three and nine months ended September 30, 2010 and 2009 in Gain (Loss) on Derivatives, Net on our Consolidated Statements of Operations.

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Our derivative instruments are recorded on the balance sheet as either an asset or a liability, in either case measured at its fair value. The fair value associated with our derivative instruments from continuing operations was an asset of approximately $6.8 million and a liability of $3.3 million at September 30, 2010 and December 31, 2009, respectively. The fair value is based on the valuation methodologies of our counterparties and third-party valuation providers. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Our open asset/(liability) financial commodity derivative instrument positions at September 30, 2010 consisted of:

Period	Contract Type	Volume	Average Derivative Price	Fair Market Value ($ in Thousands)
Oil
2010	Swap	45,000 Bbls	$62.20	$(790)
2010	Collar	102,000 Bbls	$62.94 - $86.85	$(247)
2011	Collar	492,000 Bbls	$68.29 - $105.49	$54
2012	Collar	276,000 Bbls	$67.39 - $116.83	$210

	Total	915,000 Bbls		$(773)

Natural Gas
2010	Swap	150,000 Mcf	$5.42	$215
2010	Put	540,000 Mcf	$6.31	$1,279
2010	Collar	180,000 Mcf	$5.00 - $6.20	$194
2011	Swap	720,000 Mcf	$5.28	$599
2011	Put Spread	720,000 Mcf	$3.68 - $5.00	$486
2011	Collar	1,080,000 Mcf	$5.44 - $7.61	$1,250
2011	Put	720,000 Mcf	$8.00	$2,521
2012	Swap	1,320,000 Mcf	$5.58	$671
2012	Collar	600,000 Mcf	$5.60 - $7.86	$508

	Total	6,030,000 Mcf		$7,723

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The combined fair value of derivatives, none of which are designated or qualifying as hedges, included in our Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 is summarized below ($ in thousands).

	September 30, 2010	December 31, 2009
Short-Term Derivative Assets:
Crude Oil – Collars	$313	$178
Natural Gas – Swaps	728	25
Natural Gas – Collars	1,188	1,921
Natural Gas – Puts	3,232	—
Natural Gas – Put Spread	384	—

Total Short – Term Derivative Assets	$5,845	$2,124

Long-Term Derivative Assets:
Crude Oil – Collars	$486	$9
Natural Gas – Swaps	758	—
Natural Gas – Collars	764	1,664
Natural Gas – Puts	568	—
Natural Gas – Put Spread	101	—

Total Long – Term Derivative Assets	$2,677	$1,673

Total Derivative Assets	$8,522	$3,797

Short-Term Derivative Liabilities:
Crude Oil – Swaps	$(790)	$(3,615)
Crude Oil – Collars	(520)	(2,346)
Natural Gas – Collars	—	(20)
Interest Rate – Swap	(172)	(711)

Total Short – Term Derivative Liabilities	$(1,482)	$(6,692)

Long-Term Derivative Liabilities:
Crude Oil – Collars	$(263)	$(405)
Natural Gas – Collars	—	(21)

Total Long – Term Derivative Liabilities	$(263)	$(426)

Total Derivative Liabilities	$(1,745)	$(7,118)

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

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

During the nine-month period ended September 30, 2010, there were no transfers into or out of Level 1 or Level 2 measurements. The following table presents the fair value hierarchy table for assets and liabilities measured at fair value ($ in thousands):

		Fair Value Measurements at September 30, 2010 Using:
	Total Carrying Value as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives(a) – commodity swaps and collars	$6,950	$—	$6,950	$—
– interest rate swaps	$(172)	$—	$(172)	$—
Asset Retirement Obligations	$(16,776)	$—	$—	$(16,776)

(a)	All of our derivatives are classified as Level 2 measurements. For information regarding their classification on our Consolidated Balance Sheets, please refer to the table on page 16 of this report.

Our commodity derivative instruments and interest rate swaps are valued by third parties using valuation models that are primarily industry-standard models that consider various inputs including: quoted forward prices; time value; volatility factors; and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative commodity swaps and collars and interest rate swaps are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

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

Income tax included in continuing operations was as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income Tax Expense (Benefit)	$6,610	$(959)	$8,034	$(8,004)
Effective Tax Rate	40.7%	44.7%	39.0%	40.1%

For the three and nine months ended September 30, 2010, our overall effective tax rate on pre-tax income from continuing operations was different than the statutory rate of 35% due primarily to state taxes and an adjustment to the tax basis as it relates to certain non-controlling interest components. For the three and nine months ended September 30, 2009, our overall effective tax rate on pretax losses from continuing operations was different than the statutory rate of 35% due primarily to state income taxes and other permanent differences.

No income tax payments were made during the three and nine-month periods ending September 30, 2010, or the comparable

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

periods in 2009.

9. CAPITAL STOCK

We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of September 30, 2010 and December 31, 2009, we had 44,046,120 and 36,817,812 shares of common stock outstanding, respectively.

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

10. EMPLOYEE BENEFIT AND EQUITY PLANS

401(k) Plan

We sponsor a 401(k) plan for eligible employees who have satisfied age and service requirements. Employees can make contributions to the plan up to allowable limits. Our matching contributions to the plan are discretionary and we ceased to provide a matching contribution to the 401(k) plan beginning in January 2009. During June 2009, our management made the decision to resume our matching contributions to the 401(k) plan beginning in July 2009. Our contributions to the plan were $101,000 and $249,000 for the three and nine-month periods ended September 30, 2010, respectively, and $49,000 and $99,000 for the same periods in 2009, respectively.

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

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

During the nine-month period ended September 30, 2010, the Compensation Committee awarded nonqualified options to purchase a total of 36,935 shares of our common stock to our five non-employee directors. The nonqualified stock options granted to our non-employee directors have an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the date of grant, and vest and become exercisable in one-third increments on the first, second and third year anniversaries of the date of grant. All options will vest and become immediately exercisable upon a “change in control” of us, as such term is defined in the Plan.

A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding on December 31, 2009	873,837	$13.41
Granted	36,935	10.42
Exercised	—	—
Expired	(12,000)	22.34
Forfeited	(118,500)	17.62

Outstanding on September 30, 2010	780,272	$12.49

Stock-based compensation expense relating to stock options for the three and nine-month periods ended September 30, 2010 totaled $0.1 million and $0.8 million, respectively, compared to a credit of $0.3 million and expense of $0.7 million for the same periods in 2009. We recognized a credit during the three months ended September 30, 2009 due to the true-up of our annualized forfeiture rate. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense.

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

A summary of the status of our issued and outstanding stock options as of September 30, 2010 is as follows:

	Outstanding			Exercisable
Exercise Price	Number Outstanding At 9/30/10	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable At 9/30/10	Weighted-Average Exercise Price
$ 9.99	348,749	7.10	$9.99	58,749	$9.99
$ 9.50	125,000	7.10	$9.50	83,334	9.50
$13.56	33,200	7.38	$13.56	—	—
$22.34	38,000	7.54	$22.34	—	—
$23.88	75,000	2.63	$23.88	—	—
$23.28	6,000	2.77	$23.28	—	—
$19.92	26,000	2.87	$19.92	—	—
$21.10	30,000	2.90	$21.10	—	—
$ 5.04	61,388	8.60	$5.04	20,464	5.04
$10.42	36,935	9.73	$10.42	—	—

Total	780,272	6.61	$12.49	162,547	$9.12

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at September 30, 2010 were 7.09 years and $2.0 million, respectively. As of September 30, 2010, unrecognized compensation expense related to stock options totaled approximately $0.9 million, which will be recognized over a weighted average period of 0.49 years.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) represent the right to receive cash or shares of common stock in the future equivalent to the difference between the fair market value at the time of exercise and the exercise price. As of September 30, 2010, we had 73,500 SARs outstanding, which have an exercise price of $13.56, the closing price of our common stock on the NASDAQ Global Market on the date of the grant, and vest and become exercisable on the third anniversary of the grant date, provided that the holder remains our employee until that date. The SARs also provide that all unvested SARs vest and become immediately exercisable upon a “change in control” of us, as such term is defined in the Plan. The outstanding SARs issued may only be exercised for cash settlement. Compensation expense relating to SARs for the three and nine-month periods ended September 30, 2010 totaled $171,000 and $165,000, respectively, compared with expense of $89,000 and $157,000 for the same periods in 2009. The expense related to SARs was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense.

	Outstanding					Exercisable
Strike Price	Number of SARs Granted	SARs Forfeited or Cancelled	SARs Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Strike Price	SARs	Weighted-Average Exercise Price
$ 13.56	109,500	36,000	73,500	7.38	$13.56	—	—

Total	109,500	36,000	73,500	7.38	$13.56	—	—

Restricted Stock Awards

During the nine-month period ended September 30, 2010, the Compensation Committee issued 386,419 shares of restricted common stock to 22 employees. The shares granted under these awards are subject to time vesting and performance-based vesting. The shares will vest on the date on which the Compensation Committee certifies that the performance goals have been satisfied, provided that the recipient has been in continuous employment with us from the grant date through the third anniversary of the grant date. Restrictions on the transfer associated with vesting schedules were determined by the Compensation Committee on an individual award basis. Upon a “change in control” of us, as such term is defined in the Plan, all restrictions will immediately lapse with respect to the greater of: (i) 50% of the maximum number of shares or (ii) the number of shares that would be awarded if the applicable performance-based goals and the extent such goals were satisfied are measured as of the date of the change in control. Shares that do not become vested, as defined in the Plan, will be forfeited and the recipient will cease to have any rights of a stockholder with respect to such forfeited shares.

Compensation expense associated with restricted stock awards is recognized on a straight-line basis over the vesting period and

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

is periodically adjusted for estimated forfeiture rates and estimated satisfaction of performance-based goals. Compensation expense associated with restricted stock awards totaled a credit of $21,000 and expense of $241,000 for the three and nine-month periods ended September 30, 2010, respectively, compared to expense of $47,000 and $159,000 for the same periods in 2009. As of September 30, 2010, total unrecognized compensation cost related to restricted common stock grants was approximately $1.8 million.

A summary of the restricted stock activity for the nine months ended September 30, 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards, as of December 31, 2009	248,100	$3.74
Awards	386,419	11.41
Forfeitures	(58,111)	14.06
Restrictions released	—

Restricted stock awards, as of September 30, 2010	576,408	$7.84

11. COMMITMENTS AND CONTINGENCIES

Legal Reserves

Our reserve for legal accruals relating to legal costs and expenses associated with various legal matters and proceedings totaled approximately $0.3 million and $1.4 million as of September 30, 2010, and December 31, 2009, respectively. The accrual of reserves for legal matters is included in Accrued Expenses on the Consolidated Balance Sheets. The establishment of a reserve involves an estimation process that includes the advice of legal counsel and the subjective judgment of management. While we believe that these reserves are adequate, it is reasonably possible that we could incur an additional loss, the amount of which is not currently estimable, in excess of the amounts currently accrued with respect to those matters in which reserves have been established. Future changes in the facts and circumstances could result in actual liability exceeding the estimated ranges of loss and the amounts accrued. Based on currently available information, we believe that it is remote that future costs related to known contingent liability exposures for legal proceedings will exceed current accruals by an amount that would have a material adverse effect on our consolidated financial position or results of operations, although cash flow could be significantly impacted in the reporting periods in which such costs are incurred. For additional information, see Note 18, Litigation, to our Consolidated Financial Statements.

Drilling and Development

At September 30, 2010, we had one drilling commitment in our Appalachian Basin. The commitment requires us, by April 2014, to drill five natural gas wells and complete one natural gas well. As of September 30, 2010, the drilling of these wells has commenced. We estimate an average investment in each well to be $1.0 million for a total drilling commitment of approximately $5.0 million.

Leasing

At September 30, 2010, we had three installment payment commitments on mineral interests that were previously leased. The first commitment provides that we pay $350 per mineral acre for 5,722 acres, or a total commitment of $2.0 million, in 2012. The second commitment requires that we pay $250 per mineral acre for 5,761 acres, or $1.4 million, in each of the next two years for a total commitment of $2.8 million. The third commitment requires that we pay $350 per mineral acre for 762 acres, or $0.3 million, in each of the next two years for a total commitment of $0.6 million. We have recorded $1.7 million as a short-term liability in Accrued Expenses on our Consolidated Balance Sheets. The long-term portion of these payments was recorded in Other Deposits and Liabilities on our Consolidated Balance Sheets.

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

We manage our exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. As of September 30, 2010, we know of no significant probable or possible environmental contingent liabilities.

Contract Wells

In March 2004, we purchased from Standard Steel, LLC certain contractual rights associated with various gas purchase contracts

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Letters of Credit

At September 30, 2010, we had posted $0.8 million in various letters of credit to secure our drilling and related operations.

Lease Commitments

At September 30, 2010, we had lease commitments for three different office locations. Rent expense has been recorded in General and Administrative expense on our Consolidated Statements of Operations for continued operations of $0.1 million and $0.3 million for the three and nine-month periods ended September 30, 2010, respectively, compared to $0.1 million and $0.3 million for the same periods in 2009, respectively. During the first quarter of 2010 we closed our Canonsburg, Pennsylvania office and subsequently recognized, as Rent expense, the present value of all future lease payments, which approximated $0.3 million. During the second quarter of 2010 we subleased our Canonsburg office location and recognized a credit to Rent Expense of approximately $0.3 million. Lease commitments by year for each of the next five years are presented in the table below ($ in thousands):

2010	$143
2011	559
2012	560
2013	505
2014	—
Thereafter	—

Total	$1,767

Capacity Reservation

In relation to our formation of Keystone Midstream Services, LLC (“Keystone Midstream”) (see Note 14, Variable Interest Entities, and Note 15, Related Party, to our Consolidated Financial Statements), we entered into a capacity reservation arrangement with Keystone Midstream to ensure sufficient capacity at the cryogenic gas processing plant owned by Keystone Midstream to process our produced natural gas. Under the terms of the arrangement, we have reserved 20 Mmcfe of processing capacity per day for the first year of operations and 40 Mmcfe of processing capacity for the subsequent nine years of operation. If we do not meet our capacity reservation volumes, we are obligated to pay $0.30/Mcfe per day for the difference between actual processed volumes and the reservation volume. In the event that we do not process any gas through the cryogenic gas processing plant we may be obligated to pay approximately $1.5 million for the first year of operation and approximately $3.1 million for each of the following nine years. As of September 30, 2010, management believes that the probability of incurring these liabilities is remote and, thus, no provision has been recorded.

As a part of the Sumitomo PEA, we sold to Sumitomo non-operating interests in our Butler County, Pennsylvania project areas, which will be serviced by Keystone Midstream. Pursuant to the terms of the agreement, Sumitomo became a legal party to the capacity reservation arrangement with Keystone Midstream and will be responsible for its proportionate share of the capacity reservation fee in the event that a fee is incurred. It is anticipated that Sumitomo’s proportionate interest will be approximately 30%.

Other

In addition to the Asset Retirement Obligation discussed in Note 3, Future Abandonment Costs, to our Consolidated Financial Statements, we have withheld from distributions to certain other working interest owners amounts to be applied towards their share of those retirement costs. These amounts total $0.3 million at September 30, 2010 and December 31, 2009 and are included in Other Liabilities on our Consolidated Balance Sheets.

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

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

down our long-term borrowings on our Senior Credit Facility.

As of December 31, 2009, we did not retain any assets that were required to be classified as Assets Held for Sale on our Consolidated Balance Sheet. The results of operations for these properties are reflected in discontinued operations on our Consolidated Statements of Operations. As of September 30, 2010, we did not record any results from discontinued operations. As of September 30, 2009, we recorded a loss on sale of assets of approximately $0.4 million in our Consolidated Statement of Operations. Upon closing of the sale, we recorded severance wages in discontinued operations of approximately $0.2 million for our former employees in our Southwest Region. Summarized financial information for discontinued operations is set forth in the table below, and does not reflect the costs of certain services provided. Such costs, which were not allocated to the discontinued operations, were for services, including legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	For the Three Months Ended September 30, ($ in Thousands, Except per Share Data)		For the Nine Months Ended September 30, ($ in Thousands, Except per Share Data)
	2010	2009	2010	2009
Revenues:
Oil and Natural Gas Sales	$—	$—	$—	$193
Other Revenue	—	—	—	—

Total Operating Revenue	—	—	—	193

Costs and Expenses:
Production and Lease Operating Expense	—	—	—	237
General and Administrative Expense (Income)	—	—	—	(97)
Gain on Derivatives	—	—	—	(558)

Total Costs and Expenses	—	—	—	(418)

Income from Discontinued Operations Before Income Tax				611
Income Tax Expense	—	—	—	(288)

Income from Discontinued Operations, Net of Taxes	$—	$—	$—	$323

Earnings per Common Share:
Basic and Diluted Income	—	—	$—	$0.01
Production:
Crude Oil (Bbls)	—	—	—	7,507
Natural Gas (Mcf)	—	—	—	61,661

Total (Mcfe)	—	—	—	106,703

13. EARNINGS PER COMMON SHARE

Basic income per common share is calculated based on the weighted average number of common shares outstanding at the end of the period. Diluted income per common share includes the speculative exercise of stock options and SARs, given that the hypothetical effect is not anti-dilutive. Stock options of 727,938 and SARs of 73,500 for the three months ended September 30, 2010

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

and stock options of 694,331 and SARs of 73,500 for the nine months ended September 30, 2010 were outstanding but not included in the computations of diluted net income per share because their effect would be anti-dilutive. Due to our net loss from continuing operations for the three and nine months ended September 30, 2009, we excluded all 873,837 outstanding stock options and 73,500 SARs because the effect would have been anti-dilutive to the computations. The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net Income (Loss) From Continuing Operations	$9,628	$(1,186)	$12,550	$(11,971)
Net Income From Discontinued Operations	—	—	—	323

Net Income (Loss)	9,628	(1,186)	12,550	(11,648)

Denominator:
Weighted Average Common Shares Outstanding - Basic	44,051	36,834	43,409	36,802
Effect of Dilutive Securities:
Employee Stock Options and SARs	52	—	86	—

Weighted Average Common Shares Outstanding - Diluted	44,103	36,834	43,495	36,802

Earnings per Common Share:
Basic — Net Income (Loss) From Continuing Operations	$0.22	$(0.03)	$0.29	$(0.33)
— Net Income From Discontinued Operations	—	—	—	0.01

— Net Income (Loss)	$0.22	$(0.03)	$0.29	$(0.32)

Diluted — Net Income (Loss) From Continuing Operations	$0.22	$(0.03)	$0.29	$(0.33)
— Net Income From Discontinued Operations	—	—	—	0.01

— Net Income (Loss)	$0.22	$(0.03)	$0.29	$(0.32)

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

We have identified Water Solutions Holdings as a variable interest entity (“VIE”) due to the lack of sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. As the 80% interest owner in this entity, we have the obligation to absorb a majority of the losses, which could potentially be significant to the entity, as well as the right to receive benefits, which could potentially be significant. Additionally, we have the ability to direct the activities of the entity that most significantly impact the entity’s economic performance through our voting rights on the board of directors. Based on these factors, we have concluded that we hold a controlling financial interest in Water Solutions Holdings and are thus considered the primary beneficiary. As primary beneficiary, we fully consolidated the accounts of Water Solutions Holdings in our financial statements and accounted for the equity interest owned by Sand Hills as a noncontrolling interest. As of September 30, 2010, no creditors have provided financing to Water Solutions Holdings; therefore there is no recourse to our general credit.

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

During the nine months ended September 30, 2010, we contributed approximately $1.0 million to fund the operations of Water Solutions Holdings. As of September 30, 2010, the carrying amount and classification of Water Solutions Holdings assets and liabilities as consolidated into our financial statements were as follows, with no restrictions or obligations to use certain assets to settle associated liabilities (Water Solutions Holdings did not exist as of September 30, 2009):

September 30, 2010 (in thousands)
ASSETS
Cash and Cash Equivalents	$84
Accounts Receivable	328
Inventory, Prepaid Expenses and Other	8
Other Property and Equipment	1,100
Wells and Facilities in Progress	357
Less: Accumulated Depreciation, Depletion and Amortization	(89)
Intangible Assets – Net	84

Total Assets	$1,872
LIABILITIES
Accounts Payable	$363
Accrued Expenses	19

Total Liabilities	$382

Keystone Midstream Services, LLC

On December 21, 2009, our wholly owned subsidiary, R.E. Gas, and Stonehenge Energy Resources, L.P. (“Stonehenge”) formed Keystone Midstream, a midstream joint venture focused on building, operating and owning a high pressure gathering system and cryogenic gas processing plant in Butler County, Pennsylvania. As of June 30, 2010 R.E. Gas owned a 40% membership interest in Keystone Midstream and the remaining 60% membership interest was owned by Stonehenge, which also serves as the operator of the entity. At such time, we were considered the primary beneficiary of Keystone Midstream and were thus required to consolidate the operations of the entity.

On September 30, 2010, we sold 30% of our interest in Keystone Midstream to Sumitomo, decreasing our ownership of the entity to 28% and triggering a reevaluation of the consolidation analysis. Due to our decreased ownership in Keystone Midstream and our decreased ownership of the Butler County, Pennsylvania assets to be serviced by Keystone Midstream (see Note 2, Acquisitions and Dispositions, to our Consolidated Financial Statements), we no longer have the power to direct the activities that most significantly impact the entity’s economic performance. Thus, we are no longer considered the primary beneficiary of Keystone Midstream and have deconsolidated the operations of the entity as of September 1, 2010.

Through our deconsolidation of Keystone Midstream we recognized a gain on the transaction of approximately $115,000. This gain was the result of the re-measurement of our retained investment in Keystone Midstream to its fair value, which was calculated using the purchase price paid by Sumitomo for their 12% interest. The gain recognized on the deconsolidation of Keystone Midstream was recorded in (Gain) Loss on Disposal of Asset on our Consolidated Statement of Operations. For additional information on Keystone Midstream, see Note 15, Related Party, to our Consolidated Financial Statements.

15. RELATED PARTY

RW Gathering, LLC

Pursuant to the terms of the Williams PEA, we and Williams agreed to form RW Gathering, LLC (“RW Gathering”), a Delaware limited liability company, to own any gas-gathering assets which we agreed to jointly construct in order to facilitate the development of our Project Area (for additional information see Note 1, Basis of Presentation and Principles of Consolidation, to our Consolidated Financial Statements). The initial members of RW Gathering were Williams Production Appalachia, LLC and R.E. Gas with each party owning an equal interest in the company. On September 30, 2010, pursuant to the Sumitomo PEA, we sold 20% of our interest in RW Gathering to Sumitomo, decreasing our ownership in RW Gathering to 40%.

We account for our interest in RW Gathering via the equity method. Under the equity method, we recorded our investment in RW Gathering of approximately $4.9 million on our Consolidated Balance Sheet as Investment in RW Gathering. During the first nine months of 2010, we contributed approximately $4.1 million in cash to RW Gathering to support current pipeline and gathering

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

line construction, compared to $0.8 million during the same period in 2009. RW Gathering recorded net losses from continuing operations of $28,000 and $62,000 for the three and nine-month periods ended September 30, 2010, respectively, as compared to a loss of approximately $1,000 for the three and nine-month periods ended September 30, 2009. The losses incurred were due to insurance fees, bank fees, rent expenses and DD&A expense. Our share of the net loss from continuing operations is recorded on the Statement of Operations as Other Expense. For the three and nine months ended September 30, 2010, we incurred approximately $0.1 million and $0.2 million, respectively, in compression expenses that were charged to us from Williams Production Appalachia, LLC. These costs are in relation to compression costs incurred by RW Gathering and are recorded as Production and Lease Operating Expense on our Consolidated Statement of Operations. We did not incur such charges in 2009 from Williams Production Appalachia, LLC because we were the operator of RW Gathering at that time. As of September 30, 2010 and 2009, there were no receivables or payables in relation to RW Gathering due to or from us.

Keystone Midstream Services, LLC

Pursuant to the terms of the Sumitomo PEA, we sold 30% of our interest in Keystone Midstream, a midstream joint venture focused on building, operating and owning a high pressure gathering system and cryogenic gas processing plant in Butler County, Pennsylvania. The members of Keystone Midstream include R.E. Gas (28%), Sumitomo (12%) and Stonehenge (60%), with Stonehenge acting as the operator of the entity.

As of September 1, 2010, we account for our interest in Keystone Midstream via the equity method (see Note 14, Variable Interest Entities, to our Consolidated Financial Statements for additional information). Under the equity method, we recorded our investment in Keystone Midstream of approximately $9.9 million on our Consolidated Balance Sheet as Investment in Keystone Midstream. During the first nine months of 2010, we contributed approximately $7.3 million in cash to Keystone Midstream to primarily support the construction of the cryogenic gas processing plant. Keystone Midstream recorded net losses from continuing operations of $0.1 million and $0.3 million for the three and nine-month periods ended September 30, 2010, respectively. Prior to September 1, 2010, we consolidated the operations of Keystone Midstream, where Stonehenge’s share of net losses was recorded as Net Loss Attributable to Noncontrolling Interests. Subsequent to August 31, 2010, we record our share of net losses related to Keystone Midstream as Other Expense on our Consolidated Statements of Operations. The losses incurred to date are primarily due to project management costs, general and administrative expenses, and depreciation. For the three and nine months ended September 30, 2010, we incurred approximately $61,000 and $132,000, respectively, in transportation expenses that were charged to us from Keystone Midstream. Prior to September 1, 2010, charges incurred for transportation were eliminated in consolidation. Subsequent to August 31, 2010, such transportation charges are recorded as Production and Lease Operating Expense on our Consolidated Statements of Operations, which total approximately $16,000. As of September 30, 2010, we had Accounts Payable due to Keystone Midstream of approximately $3.7 million, which was primarily comprised of a capital investment due from us. Keystone Midstream did not have operations as of September 30, 2009.

Charlie Brown Air Corp.

On September 8, 2010, we purchased an undivided 50% interest in a Cessna model 550 aircraft from Charlie Brown Air Corp. for approximately $0.6 million. Charlie Brown Air Corp., a New York corporation, is owned by Lance T. Shaner, our chairman and interim President and CEO. The purchase of the aircraft has been recorded as Other Property and Equipment on our Consolidated Balance Sheet.

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

The following table reflects the net change in capitalized exploratory well costs for the nine months ended September 30, 2010 and the year ended December 31, 2009 ($ in thousands):

	September 30, 2010	December 31, 2009
Beginning Balance at January 1,	$6,616	$3,716
Additions to capitalized exploratory well costs pending the determination of proved reserves	31,468	2,900
Divested Wells	(10,620)	—
Reclassification of wells, facilities, and equipment based on the determination of proved reserves	(14,975)	—
Capitalized exploratory well costs charged to expense	(139)	—

Ending Balance at end of period	12,350	6,616
Less exploratory well costs that have been capitalized for a period of one year or less	(6,848)	(2,900)

Capitalized exploratory well costs for a period of greater than one year	$5,502	$3,716
Number of projects that have exploratory well costs capitalized for a period of more than one year	3	3

The $5.5 million in well costs that have been capitalized for a period of greater than one year relate to three projects, one in our Illinois Basin and two in our Appalachian Basin. The costs related to our Illinois Basin are for our Lawrence Field ASP Flood project and were incurred beginning in 2007. Proved reserve quantities for tertiary recovery projects, such as the ASP project, typically take a longer period of time to evaluate than conventional operations due to their capital intensive nature and longer lead time of producing results. We are continuously undergoing an analysis of various stimulation techniques, with the assistance of an outside third-party consultant, to determine if economic quantities of crude oil can be produced from this project. We commenced ASP chemical injection during the third quarter of 2010, and anticipate an additional eight to 12 months will be needed to evaluate any proved reserves. The projects in the Appalachian Basin relate to two wells which have been drilled, or are in the process of being drilled, in our Clearfield County, Pennsylvania project area for which costs were incurred beginning in 2008. The first of these wells has been drilled, but is not yet active, due to the lack of a current sales outlet. This well is continuously tested and monitored and has displayed, in our opinion, the ability to produce economic quantities of natural gas when a sales outlet is in place. The second well, which is in close proximity of the first well, has not yet been completed due to the lack of a current sales outlet. However, it is believed that when this well is completed it will perform similar to the first well and be capable of producing economic quantities once a sales outlet is in place. We do intend to continue to drill wells in this area, at which time we intend to construct a sales outlet and complete and activate our two previously discussed wells.

17. INTANGIBLE ASSETS

Our intangible assets are primarily comprised of loan costs and sales agreements and we amortize our intangible assets on the straight-line method over their respective estimated lives, which is, on average, five years. We amortize any costs incurred to renew or extend the terms of existing intangible assets over the contract term or estimated useful life, as applicable, using the straight-line method. Amortization expense for our intangible assets was $0.1 million and $0.4 million for the three and nine-month periods ended September 30, 2010, respectively, and $0.1 million and $0.3 million for the three and nine-month periods ended September 30, 2009, respectively. The aggregate estimated annual amortization expense for the remainder of 2010, and for each of the next five calendar years is as follows: 2010 – $0.2 million; 2011 – $0.7 million; 2012 – $0.5 million; 2013 – $0.1 million ; 2014 – $0; and 2015 – $0.

The following is a summary of intangible assets at the dates indicated (in thousands):

	September 30, 2010	December 31, 2009
Intangible Assets – Gross	$2,877	$2,107
Accumulated Amortization	(1,360)	(1,009)

Intangible Assets – Net	$1,517	$1,098

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

Litigation Related to Proposed Oil and Gas Leases in Clearfield County, Pennsylvania

On June 5, 2009, R.E. Gas Development, LLC (“R.E. Gas”), a wholly owned subsidiary of Rex Energy Corporation, was named as a defendant in a lawsuit filed in the Court of Common Pleas of Clearfield County, Pennsylvania (the “Liegey Case”). The Liegey Case was brought by eight individuals who signed proposed oil and gas leases relating to approximately 127 acres of jointly-owned property located in Clearfield County, Pennsylvania. R.E. Gas elected not to accept the plaintiffs’ proposed oil and gas lease, and as a result, did not pay to each of the plaintiffs the rental consideration set forth in the lease. The complaint asserted that binding contracts between R.E. Gas and the plaintiffs were created when each of the plaintiffs executed a proposed oil and gas lease and delivered the executed proposed lease to a representative of Western Land Services, Inc., an independent contractor of R.E. Gas. The complaint in the Liegey Case asserted causes of action against R.E. Gas premised on theories of breach of contract, unjust enrichment and detrimental reliance. On June 22, 2010, R.E. Gas entered into a settlement agreement and release with the plaintiffs pursuant to which R.E. Gas and each of the plaintiffs executed new oil and gas leases, each with five year initial terms, for an aggregate total bonus payment amount of $318,347. On July 12, 2010, the plaintiffs filed a Praecipe to Discontinue the case with prejudice.

19. SUBSEQUENT EVENTS

Employment Contracts

On October 1, 2010, Rex Energy Operating Corp., our wholly-owned subsidiary, entered into employment agreements with Patrick McKinney, our Executive Vice President and Chief Operating Officer, and Thomas C. Stabley, our Executive Vice President and Chief Financial Officer.

Change in Executive Officers and Directors

On October 2, 2010, Benjamin W. Hulburt ceased serving as our President and Chief Executive Officer. Also on October 2, 2010, Lance T. Shaner, currently the Chairman of the board of directors, was appointed by the board to the additional offices of interim President and Chief Executive Officer to replace Benjamin W. Hulburt. Mr. Shaner is serving in this interim capacity without compensation, other than the compensation that he currently receives as a non-employee director. On October 18, 2010, Benjamin W. Hulburt submitted his resignation as a director on our board of directors.

As of September 30, 2010, Benjamin W. Hulburt had stock appreciation right awards of 32,500 and restricted stock awards of 144,992. A reversal of the expense recognized as of September 30, 2010 on these awards would have caused General and Administrative Expense to decrease by approximately $0.4 million with a subsequent increase of the same amount in Net Income (Loss) Attributable to Rex Energy.

Effective October 14, 2010, Christopher K. Hulburt ceased performing duties as Executive Vice President, Secretary and General Counsel. As of September 30, 2010, Christopher K. Hulburt had stock appreciation right awards of 20,500 and restricted stock awards of 78,378. A reversal of the expense recognized as of September 30, 2010 on these awards would have caused General

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

and Administrative Expense to decrease by approximately $0.2 million with a subsequent increase of the same amount in Net Income (Loss) Attributable to Rex Energy.

Derivative Activity

On October 22, 2010, we entered into two derivative commodity transactions. We routinely utilize derivative commodity instruments to mitigate a portion of the exposure to adverse market changes (for additional information on our derivative activities see Note 7, Fair value of Financial and Derivative Instruments, to our Consolidated Financial Statements). A summary of our new derivative position is as follows:

Commodity	Period	Volume	Floor Price	Ceiling Price
Oil	Jan 11 – Dec 12	168,000 Bbls	$70.00	$100.00
Gas	Jan 11 – Dec 12	480,000 Mcf	$4.00	$5.25

Appointment of President and Chief Executive Officer

On November 1, 2010, the Company announced that its board of directors approved the appointment of Daniel J. Churay as President and Chief Executive Officer of the Company and its wholly owned subsidiary, Rex Operating Corp., effective as December 1, 2010, replacing Lance T. Shaner, the Company’s Interim President and Chief Executive Officer. In connection with the appointment of Mr. Churay, on November 1, 2010, the Company and Mr. Churay entered into an employment agreement, which will be effective as of December 1, 2010. The employment agreement will terminate on November 30, 2013, subject to automatic annual renewal thereafter unless either the Company or Mr. Churay provides written notice of non-renewal at least 90 days prior to the then-applicable termination date.

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

Results of Continuing Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Production:
Oil and Condensate (Bbls)	175,869	177,589	514,524	542,467
Natural Gas (Mcf)	774,154	405,001	2,109,086	1,026,409
Natural Gas Liquids (Bbls)	7,073	1,845	16,944	1,845

Total (Mcfe)(a)	1,871,806	1,481,605	5,297,894	4,292,281
Average daily production:
Oil and Condensate (Bbls)	1,912	1,930	1,885	1,987
Natural Gas (Mcf)	8,415	4,402	7,726	3,760
Natural Gas Liquids (Bbls)	77	20	62	7

Total (Mcfe)(a)	20,346	16,104	19,406	15,723
Average sales price:
Oil and Condensate (per Bbl)	$72.60	$64.77	$74.11	$53.52
Natural Gas (per Mcf)	$4.49	$3.64	$4.67	$4.15
Natural Gas Liquids (per Bbl)	$24.53	$18.91	$29.07	$18.91

Total (per Mcfe)(a)	$8.77	$8.78	$9.15	$7.76
Average NYMEX prices(b):
Oil (per Bbl)	$76.11	$68.25	$77.60	$57.09
Natural Gas (per Mcf)	$4.24	$3.42	$4.54	$3.90

(a)	Oil and natural gas liquids are converted at the rate of one barrel of oil equivalent (“BOE”) to six Mcfe.
(b)	Based upon the average of bid week prompt month prices.

	Production and Revenue by Basin
	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2010	2009	2010	2009
Appalachian
Revenues – Natural Gas	$3,477,818	$1,473,793	$9,843,304	$4,257,581
Volumes (Mcf)	774,154	405,001	2,109,086	1,026,409
Average Price	$4.49	$3.64	$4.67	$4.15
Revenues – Condensate	$5,731	$13,020	$5,251	$13,020
Volumes (Bbl)	103	253	107	253
Average Price	$55.64	$51.46	$49.07	$51.46
Revenues – Natural Gas Liquids	$173,517	$34,880	$492,526	$34,880
Volumes (Bbl)	7,073	1,845	16,944	1,845
Average Price	$24.53	$18.91	$29.07	$18.91
Illinois
Revenues – Oil	$12,762,343	$11,490,245	$38,125,606	$29,020,431
Volumes (Bbl)	175,766	177,336	514,417	542,214
Average Price	$72.61	$64.79	$74.11	$53.52

	Other Performance Measurements From Continuing Operations
	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2010	2009	2010	2009
EBITDAX (in thousands)	$5,746	$5,245	$18,203	$18,038
LOE per Mcfe	$3.46	$3.82	$3.43	$3.74
G&A per Mcfe	$2.68	$1.89	$2.60	$2.55

General Overview

Operating revenue for the three and nine-month periods ended September 30, 2010 increased 29.1% and 47.5%, respectively, when compared to the same periods in 2009. These increases were primarily due to higher oil and gas prices and higher gas production when compared to 2009, which was partially offset by a decrease in oil production. The average sales price per Mcfe during the three and nine-month periods ended September 30, 2010 was $8.77 and $9.15, respectively, as compared to $8.78 and $7.76 during the comparable periods of 2009. Total production for the three and nine-month periods ended September 30, 2010 increased approximately 26.3% and 23.4%, respectively, when compared to the same periods in 2009. The increase in production can be attributed to the continued success of our Marcellus Shale drilling program in the Appalachian Basin.

Operating expenses decreased $13.2 million, or 85.6%, and $9.9 million, or 20.6%, for the three and nine-month periods ended September 30, 2010, respectively, as compared to the same periods in 2009. Operating expenses are primarily comprised of: production expenses; G&A expenses; exploration expenses; gains and losses on the disposal of assets; impairment expense; and DD&A expenses. The decreases in operating expense can be primarily attributable to a gain recognized on the sale pursuant to the Sumitomo PEA of approximately $16.4 million. The gain resulting from the Sumitomo transaction was partially offset by increases in Production and Lease Operating Expense, G&A expenses and Impairment Expense.

Production and Lease Operating Expense increased during the three and nine-month periods ended September 30, 2010, as compared to the same periods in 2009 primarily due to seasonal repair and maintenance work being performed in our Illinois Basin operations. G&A expenses increased during the three and nine-month periods ended September 30, 2010, as compared to the same periods in 2009 primarily due to legal fees incurred associated with the Sumitomo transaction, recruiting and relocation fees associated with the hiring of executive and senior management positions, consolidated expenses associated with Keystone Clearwater and Keystone Midstream which were not in existence during the first nine months of 2009 and additional expenses incurred associated with our new DJ Basin regional office. During the third quarter of 2010 we recognized impairment expense of approximately $1.6 million in relation to our refrigeration plant operating in our Butler County, Pennsylvania project area.

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

EBITDAX increased approximately $0.5 million to $5.7 million for the three-month period ended September 30, 2010 as compared to the same period in 2009. The increase in EBITDAX can be primarily attributed to higher natural gas production resulting in increased operating revenues. These increases were partially offset by an increase in operating expenses, particularly Production and Lease Operating Expense and General and Administrative Expense. EBITDAX increased approximately $0.2 million to $18.2 million for the nine-month period ended September 30, 2010 as compared to the same period in 2009. The increase in EBITDAX can be primarily attributed to higher natural gas production and higher average sales prices for oil and natural gas, resulting in increased operating revenues. These increases were partially offset by a decrease in realized settlements on commodity derivatives, which was impacted by the early settlement of certain 2011 oil hedges which resulted in receipts of approximately $4.6 million during the first quarter of 2009 in addition to increases in Production and Lease Operating Expense and General and Administrative Expense.

LOE per Mcfe measures the average cost of extracting oil and natural gas from our basin reserves during the period. This measurement is also commonly referred to in the industry as our “lifting cost”. It represents the average cost of extracting one Mcf of natural gas equivalent from our oil and natural gas reserves in the ground. LOE per Mcfe decreased by $0.36 and $0.31 for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. G&A expenses per Mcfe measures overhead costs associated with our management and operations. G&A expenses per Mcfe increased to approximately $2.68 and $2.60 for the three and nine-month periods ended September 30, 2010, respectively, as compared to $1.89 and $2.55 for the same periods in 2009.

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009.

Oil and gas revenue for the three-month periods ended September 30, 2010 and 2009 ($ in thousands, except total Mcfe production and price per Mcfe) is summarized in the following table:

	For Three Months Ended September 30,
	2010	2009	Change	%
Oil and Gas Revenues:
Oil and condensate sales revenue	$12,768	$11,503	$1,265	11.0%
Oil derivatives realized(a)	$(630)	$(305)	$(325)	(106.6%)

Total oil and condensate revenue and derivatives realized	$12,138	$11,198	$940	8.4%
Gas sales revenue	$3,478	$1,474	$2,004	136.0%
Gas derivatives realized(a)	$1,050	$1,089	$(39)	(3.6%)

Total gas revenue and derivatives realized	$4,528	$2,563	$1,965	76.7%
Total natural gas liquid revenue	$174	$35	$139	397.1%
Consolidated sales	$16,420	$13,012	$3,408	26.2%
Consolidated derivatives realized(a)	$420	$784	$(364)	(46.4%)

Total oil and gas revenue and derivatives realized	$16,840	$13,796	$3,044	22.1%
Total Mcfe Production	1,871,806	1,481,605	390,201	26.3%
Average Realized Price per Mcfe	$9.00	$9.31	$(0.31)	(3.3%)

(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for oil and gas during the third quarter of 2010 was $9.00 per Mcfe, a decrease of 3.3%, or $0.31 per Mcfe, from the same quarter in 2009. The average price for oil and condensate, after the effect of derivative activities, increased 9.5%, or $5.96 per barrel, to $69.02 per barrel. The average price for natural gas, after the effect of derivative activities, decreased 7.6%, or $0.48 per Mcf, to $5.85 per Mcf. Our derivative activities effectively increased net realized price by $0.22 per Mcfe in the third quarter of 2010 and increased net realized prices by $0.53 per Mcfe in the third quarter of 2009.

Production volumes in the third quarter of 2010 increased 26.3% from the third quarter of 2009. Natural gas production increased approximately 91.1%, primarily due to the production in our Marcellus Shale drilling operations in Westmoreland and Butler Counties in the Commonwealth of Pennsylvania. Oil production decreased approximately 1.0% in the third quarter of 2010 as compared to the same period in 2009, primarily due to natural decline of our oil properties in the Illinois Basin. This decrease in oil production was partially offset by the success of a horizontal drilling program started during the third quarter of 2010. Overall, our production for the three months ended September 30, 2010 averaged 20,346 Mcfe per day, of which 56.4% was attributable to oil, 41.4% to natural gas and 2.3% was a result of natural gas liquids production.

Other operating revenue for the three months ended September 30, 2010 and September 30, 2009 was approximately $0.4 million and $43,000, respectively. We generate other operating revenue from various activities such as revenue from the transportation of third-party natural gas and the sale and treatment of water used in the drilling of Marcellus Shale wells in the Appalachian Basin. Revenues generated from the sale and treatment of water did not begin until the first quarter of 2010.

Production and lease operating expenses increased approximately $0.8 million, or 14.3%, in the third quarter of 2010 from the same period in 2009. The increase in expense is primarily due to seasonal repair and maintenance work being performed in our Illinois Basin operations. Also contributing to the increase in lease operating expenses is the continued expansion of our Marcellus Shale operations in the Appalachian Basin.

G&A expenses for the third quarter of 2010 increased approximately $2.2 million, or 79.2%, to $5.0 million from the same period in 2009. These expenses increased from the third quarter of 2009 to the third quarter of 2010 primarily due to expenses recognized in relation to two variable interest entities for which we consolidate with our financial results that were not in existence during the third quarter of 2009. We have also incurred additional G&A expenses in connection with the operation of our Denver office, which opened in the first quarter of 2010, as well as legal expenses incurred in relation to the Sumitomo transaction and recruiting and relocation expenses associated with the hiring of certain executive and senior management. During the third quarter of 2009 we recognized a credit of approximately $0.6 million related to the true-up of non-cash compensation expenses.

(Gain) loss on disposal of assets for the three months ended September 30, 2010 was a gain of approximately $16.5 million as compared to a loss of $17,000 for the same period in 2009. We, from time to time, sell or dispose of property and equipment in the normal course of business and recognize a gain or loss based on the price received for those assets compared to the book carrying value at the time of sale or disposal. The gain during the third quarter of 2010 was primarily attributable to the Sumitomo transaction which closed on September 30, 2010.

Impairment expenses for the third quarter of 2010 totaled approximately $2.4 million as compared to $0.5 million during the comparable period of 2009. The expenses incurred during the third quarter of 2010 are attributable to impairment recognized on our refrigeration plant in Butler County, Pennsylvania. We sold a 30% interest in the plant and subsequently wrote down the plant to its fair market value. Other impairment expenses recognized during the quarter relate to the expiration of certain leases in the Appalachian Basin.

Exploration expense (income) of oil and gas properties for the third quarter of 2010 decreased approximately $0.8 million from the same period in 2009. These expenses are primarily associated with seismic data acquisitions and related activities, reservoir characterization and geologic modeling activities, and oil and gas lease delay rental payments. During the third quarter of 2010 we received reimbursements totaling approximately $1.0 million from Sumitomo in accordance with the Sumitomo PEA. For additional information on our joint venture with Sumitomo, see Note 2, Acquisitions and Dispositions, to our Consolidated Financial Statements.

DD&A expenses for the three months ended September 30, 2010 decreased approximately $1.1 million, or 17.8%, from $6.1 million for the same period in 2009. This decrease is primarily attributable to the increase in our proved reserves as of December 31, 2009. We calculate our depletion on a units-of-production basis, which decelerated in relation to our higher proved reserves base. Also contributing to the decrease was the sale of reserves to Sumitomo in accordance with the Sumitomo PEA. For additional information on our joint venture with Sumitomo, see Note 2, Acquisitions and Dispositions, to our Consolidated Financial Statements.

Other operating expenses for the three months ended September 30, 2010 were approximately $0.3 million. These costs were incurred as direct expenditures related to our midstream, water treatment and water sales operations. We did not have midstream, water treatment and water sales operations prior to 2010. See Note 14, Variable Interest Entities, and Note 15, Related Party, to our Consolidated Financial Statements for more information on our midstream, water treatment and water sales operations.

Interest expense, net of interest income, for the three months ended September 30, 2010 was approximately $0.4 million as compared to $0.2 million for the same period in 2009. The increase of $0.2 million was primarily due to the higher average borrowings on our senior secured line of credit.

Gain (loss) on derivatives, net includes a gain of approximately $2.0 million for the third quarter of 2010 as compared to a gain of $0.4 million for the same period in 2009. Changes are attributable to the volatility of oil and gas commodity prices in the marketplace along with changes in our portfolio of outstanding collars and swap derivatives. Losses from derivative activities generally reflect higher oil and gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market.

Other expense was approximately $0.1 million in the third quarter of 2010 as compared to $7,000 for the same period in 2009. Our other expense is characterized by the recognition of gains or losses associated with equity method investments as well as other miscellaneous gains and losses from transactions that are not considered a part of our core operations.

Net income tax expense was approximately $6.6 million for the three months ended September 30, 2010 as compared to an income tax benefit of approximately $1.0 million for the three months ended September 30, 2009. The change was due to net income during the third quarter of 2010 that was primarily attributable to increased production, higher commodity prices, increased gains from derivative activities and the gain recognized on the Sumitomo joint venture transaction.

Net income attributable to Rex Energy for the third quarter of 2010 was approximately $9.6 million, as compared to a net loss of approximately $1.2 million for the comparable period in 2009 as a result of the factors discussed above.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009.

Oil and gas revenue for the nine-month periods ended September 30, 2010 and 2009 ($ in thousands, except total Mcfe production and price per Mcfe) is summarized in the following table:

	For Nine Months Ended September 30,
	2010	2009	Change	%
Oil and Gas Revenues:
Oil and condensate sales revenue	$38,131	$29,033	$9,098	31.3%
Oil derivatives realized(a)(b)	$(2,328)	$3,764	$(6,092)	(161.8%)

Total oil and condensate revenue and derivatives realized	$35,803	$32,797	$3,006	9.2%
Gas sales revenue	$9,843	$4,258	$5,585	131.2%
Gas derivatives realized(a)	$2,857	$2,544	$313	12.3%

Total gas revenue and derivatives realized	$12,700	$6,802	$5,898	86.7%
Total natural gas liquid revenue	$493	$35	$458	1,308.6%
Consolidated sales	$48,467	$33,326	$15,141	45.4%
Consolidated derivatives realized(a)(b)	$529	$6,308	$(5,779)	(91.6%)

Total oil and gas revenue and derivatives realized	$48,996	$39,634	$9,362	23.6%
Total Mcfe Production	5,297,894	4,292,281	1,005,613	23.4%
Average Realized Price per Mcfe	$9.25	$9.23	$0.02	0.2%

(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.
(b)	For the nine months ended September 30, 2010, excludes approximately $4.6 million in proceeds that were received upon the early settlement of oil hedges relating to the 2011 calendar year.

Average realized price received for oil and gas during the first nine months of 2010 was $9.25 per Mcfe, an increase of 0.2%, or $0.02 per Mcfe, from the same period in 2009. The average price for oil and condensate, after the effect of derivative activities, increased 15.1%, or $9.13 per barrel, to $69.58 per barrel. The average price for natural gas, after the effect of derivative activities, decreased 9.1%, or $0.61 per Mcf, to $6.02 per Mcf. Our derivative activities effectively increased net realized price by $0.10 per Mcfe in the first nine months of 2010 and increased net realized prices by $1.47 per Mcfe in the first nine months of 2009.

Production volumes in the first nine months of 2010 increased 23.4% from the first nine months of 2009. Natural gas production increased approximately 106%, primarily due to the production in our Marcellus Shale drilling operations in Westmoreland and Butler Counties in the Commonwealth of Pennsylvania. Oil production decreased approximately 5.2% in the first nine months of 2010 as compared to the same period in 2009, primarily due to natural decline of our oil properties in the Illinois Basin. Overall, our production for the nine months ended September 30, 2010 averaged 19,406 Mcfe per day, of which 58.3% was attributable to oil, 39.8% to natural gas and 1.9% was a result of natural gas liquids production.

Other operating revenue for the nine months ended September 30, 2010 and September 30, 2009 was approximately $0.8 million and $0.1 million, respectively. We generate other operating revenue from various activities such as revenue from the transportation of third-party natural gas and the sale and treatment of water used in the drilling of Marcellus Shale wells in the Appalachian Basin. Revenues generated from the sale and treatment of water did not begin until the first quarter of 2010.

Production and lease operating expenses increased approximately $2.1 million, or 13.3%, in the first nine months of 2010 from the same period in 2009. The increase in expense is primarily due to seasonal repair and maintenance work being performed in our Illinois Basin operations. Also contributing to the increase in lease operating expenses is the continued expansion of our Marcellus Shale operations in the Appalachian Basin.

G&A expenses for the first nine months of 2010 increased approximately $2.8 million, or 25.7%, to $13.8 million from the same period in 2009. These expenses increased from 2009 to 2010 primarily due to expenses recognized in relation to two variable interest entities for which we consolidate with our financial results that were not in existence during the first nine months of 2009. We have also incurred additional G&A expenses in connection with the operation of our Denver office, which opened in the first quarter of 2010, as well as legal expenses incurred in relation to the Sumitomo transaction and recruiting and relocation expenses associated with the hiring of certain executive and senior management. During the third quarter of 2009 we recognized a credit of approximately $0.6 million related to the true-up of non-cash compensation expenses.

(Gain) loss on disposal of assets for the nine months ended September 30, 2010 was a gain of approximately $16.5 million as compared to a loss of $0.4 million for the same period in 2009. During the first quarter of 2009, we sold our Permian Basin assets, which resulted in a loss of approximately $0.4 million. For additional information on the sale of these assets see Note 12, Discontinued Operations/Assets Held for Sale, to our Consolidated Financial Statements. The gain during the third quarter of 2010 was primarily attributable to the Sumitomo transaction which closed on September 30, 2010. We, from time to time, sell or dispose of property and equipment in the normal course of business and recognize a gain or loss based on the price received for those assets compared to the book carrying value at the time of sale or disposal.

Impairment expenses for the first nine months of 2010 totaled approximately $3.6 million as compared to $0.9 million during the comparable period of 2009. These expenses were incurred due to the identification of certain geographic regions that are outside the scope of our current plans, which has increased the probability of future lease expirations. The capitalized costs associated with these properties are periodically evaluated as to their recoverability based on changes brought about by economic factors and potential shifts in our business strategy. As economic and strategic conditions change and we continue to develop unproved properties, our estimates of impairment will likely change and we may increase or decrease expense. In addition to the impairment expense recognized in association with our undeveloped acreage, we also incurred impairment expense during the third quarter of 2010 attributable to our refrigeration plant in Butler County, Pennsylvania. We sold a 30% interest in the plant and subsequently wrote down the plant to its fair market value.

Exploration expense (income) of oil and gas properties for the first nine months of 2010 increased approximately $1.8 million from the same period in 2009. These expenses are primarily associated with seismic data acquisitions and related activities, reservoir characterization and geologic modeling activities, and oil and gas lease delay rental payments. During the second quarter of 2009 we received reimbursements totaling approximately $0.6 million from Williams in accordance with the PEA. For additional information on our joint venture with Williams, see Note 1, Basis of Presentation and Principles of Consolidation, to our Consolidated Financial Statements. During the third quarter of 2010 we received reimbursements totaling approximately $1.0 million from Sumitomo in accordance with the Sumitomo PEA. For additional information on our joint venture with Sumitomo, see Note 2, Acquisitions and Dispositions, to our Consolidated Financial Statements.

DD&A expenses for the nine months ended September 30, 2010 decreased approximately $3.2 million, or 17.4%, from $18.4 million for the same period in 2009. This decrease is primarily attributable to the increase in our proved reserves as of December 31, 2009. We calculate our depletion on a units-of-production basis, which decelerated in relation to our higher proved reserves base. Also contributing to the decrease was the sale of reserves to Sumitomo in accordance with the Sumitomo PEA. For additional information on our joint venture with Sumitomo, see Note 2, Acquisitions and Dispositions, to our Consolidated Financial Statements.

Other operating expenses for the nine months ended September 30, 2010 were approximately $0.9 million. These costs were incurred as direct expenditures related to our midstream, water treatment and water sales operations. We did not have midstream, water treatment and water sales operations prior to 2010. See Note 14, Variable Interest Entities, and Note 15, Related Party, to our Consolidated Financial Statements for more information on our midstream, water treatment and water sales operations.

Interest expense, net of interest income, for the nine months ended September 30, 2010 was approximately $0.7 million as compared to $0.6 million for the same period in 2009. The increase of $0.1 million was primarily due to the higher average borrowings on our senior secured line of credit.

Gain (loss) on derivatives, net includes a gain of approximately $10.0 million for the first nine months of 2010 as compared to a loss of $4.9 million for the same period in 2009. Changes are attributable to the volatility of oil and gas commodity prices in the marketplace along with changes in our portfolio of outstanding collars and swap derivatives. Losses from derivative activities generally reflect higher oil and gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market. During the first quarter of 2009 we received proceeds of approximately $4.6 million related to the early settlement of oil hedges that related to 2011 production.

Other expense was approximately $0.2 million in the first nine months of 2010 as compared to expense of approximately $38,000 for the same period in 2009. Our other expense is characterized by the recognition of gains or losses associated with equity method investments as well as other miscellaneous gains and losses from transactions that are not considered a part of our core operations.

Net income tax expense was approximately $8.0 million for the nine months ended September 30, 2010 as compared to an income tax benefit of approximately $8.0 million for the nine months ended September 30, 2009. The change was due to net income during the first nine months of 2010 that was primarily attributable to increased production, higher commodity prices, increased gains from derivative activities and the gain recognized on the Sumitomo joint venture transaction.

Net income attributable to Rex Energy for the first nine months of 2010 was approximately $12.6 million, as compared to a net loss of approximately $11.6 million for the comparable period in 2009 as a result of the factors discussed above.

Capital Resources and Liquidity

Our primary needs for cash are for exploration, development and acquisition of oil and gas properties. During the nine months ended September 30, 2010, $120.5 million of capital was expended on drilling projects, facilities and related equipment and acquisitions of unproved acreage. The capital program was funded by net cash flow from operations and proceeds from our January 2010 public offering of common stock and through borrowings under our Senior Credit Facility. Our 2010 capital budget is expected to continue to be funded primarily by cash flow from operations and borrowings under our Senior Credit Facility. We currently believe we have sufficient liquidity and cash flow to meet our obligations for the next twelve months; however, a significant continuation of depressed commodity prices, particularly natural gas, or reduction in production or reserves could adversely affect our ability to fund capital expenditures and meet our financial obligations. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may also elect to issue additional shares of stock, subordinated notes or other debt securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

Financial Condition and Cash Flows for the Nine Months Ended September 30, 2010 and 2009

The following table summarizes our sources and uses of funds for the periods noted:

	Nine Months Ended September 30, ($ in Thousands)
	2010	2009
Cash flows provided by operations	$10,601	$12,800
Cash flows used in investing activities	(83,340)	(15,011)
Cash flows provided (used) by (in) financing activities	131,949	(94)

Net increase (decrease) in cash and cash equivalents	$59,210	$(2,305)

Net cash provided by operating activities decreased by approximately $2.2 million in the first nine months of 2010 over the same period in 2009. The decrease in 2010 was affected by a combination of factors, but was primarily due to increased operating expenses thus far in 2010 in addition to a decrease in realized gains on derivatives which was affected by the receipt of approximately $4.6 million related to the early settlement of 2011 oil hedges during the first quarter of 2009. Partially offsetting these cash flow decreases were increased production and increased commodity prices. Average sales prices, excluding realized derivatives, increased from $7.76 per Mcfe in the first nine months of 2009 to $9.15 per Mcfe in the first nine months of 2010. Additionally, production grew from 4,292,281 Mcfe in the first nine months of 2009 to 5,297,894 Mcfe in the first nine months of 2010.

Net cash used in investing activities increased by approximately $68.3 million from the first nine months of 2009 to $83.3 million in the first nine months of 2010. This change can be primarily explained by the increased capital spending during the first nine months of 2010 as compared to the first nine months of 2009. This increase in capital expenditures has been partially offset by proceeds received on the sale of assets during the period, which includes proceeds from the Sumitomo joint venture transaction. Also included in the investing section for the nine months ended September 30, 2010 is approximately $30.6 million which is considered restricted cash that is currently being held in a like-kind exchange account for the future acquisition of undeveloped acreage. In the event that additional undeveloped acreage is not acquired under the terms of the like-kind exchange, the funds will be released of all restrictions.

Net cash provided by (used in) financing activities increased by approximately $132.0 million from the first nine months of 2009 to the first nine months of 2010. The increase is primarily due to our public offering of common stock during the first quarter of 2010, from which we received net proceeds of approximately $80.2 million and increased borrowings on our Senior Credit Facility.

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

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended September 30, 2010, there were no material changes to the critical accounting policies previously reported by us in our Annual Report on Form 10-K for the year ended December 31, 2009. We describe critical recently adopted and issued accounting standards in Item 1. Financial Statements—Note 4, “Recently Issued Accounting Pronouncements.”

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

The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income (Loss) From Continuing Operations	$9,540	$(1,186)	$12,342	$(11,971)
Add Back Depletion, Depreciation, Amortization and Accretion	4,979	6,059	15,211	18,423
Add Back (Less) Non-Cash Compensation Expense (Income)	213	(128)	1,168	968
Add Back Interest Expense(a)	626	405	1,349	1,179
Add Back Impairment Expense	2,419	477	3,567	865
Add Back (Less) Exploration Expenses (Income)	(474)	370	2,972	1,204
Less Interest Income	(6)	(2)	(56)	(3)
Add Back (Less) Loss (Gain) on Disposal of Assets	(16,485)	17	(16,493)	417
Add Back (Less) Unrealized Loss (Gain) from Financial Derivatives	(1,764)	192	(10,099)	14,960
Add Back Noncontrolling Interest Net Loss	88	—	208	—
Add Back (Less) Income Tax Expense (Benefit)	6,610	(959)	8,034	(8,004)

EBITDAX From Continuing Operations	$5,746	$5,245	$18,203	$18,038
Add EBITDAX From Discontinued Operations	—	—	—	53

EBITDAX	$5,746	$5,245	$18,203	$18,091

(a)	Includes settlements on interest rate swap.

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

For the three and nine month periods ended September 30, 2010, the net realized gains on oil and natural gas derivatives were approximately $0.4 million and $0.5 million, respectively, as compared to net realized gains of approximately $1.5 million and loss of $10.7 million for the comparable periods in 2009. Included in the net realized gain for the nine months ended September 30, 2010, were cash settlements of approximately $4.6 million which resulted from the early settlement of certain oil hedges related to production in 2011. These gains and losses are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations.

For the three and nine month periods ended September 30, 2010, the net unrealized gain on oil and natural gas derivatives was $1.8 million and $10.1 million, respectively, as compared to losses of $0.2 million and $15.0 million for the comparable period in 2009. The net unrealized gains and losses are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations.

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

For a summary of our current oil and natural gas derivative positions at September 30, 2010, refer to Note 7 of our Consolidated Financial Statements, “Fair Value of Financial Instruments and Derivative Instruments”.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to various risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decrease for a substantial amount of time or decline significantly, revenues and cash flows would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. Conversely, increases in the market prices for oil and natural gas can have a favorable impact on our financial condition, results of operations and capital resources. Based on September 30, 2010 production, we project that a 10% decline in the price per barrel of oil and the price per Mcf of gas from the first nine months of 2010 average would reduce our gross revenues, before the effects of derivatives, for the remaining three months of 2010 by approximately $1.6 million.

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

At September 30, 2010, the following commodity derivative contracts were outstanding:

Period	Contract Type	Volume	Average Derivative Price	Fair Market Value ($ in Thousands)
Oil
2010	Swap	45,000 Bbls	$62.20	$(790)
2010	Collar	102,000 Bbls	$62.94 - $86.85	$(247)
2011	Collar	492,000 Bbls	$68.29 - $105.49	$54
2012	Collar	276,000 Bbls	$67.39 - $116.83	$210

	Total	915,000 Bbls		$(773)
Natural Gas
2010	Swap	150,000 Mcf	$5.42	$215
2010	Put	540,000 Mcf	$6.31	$1,279
2010	Collar	180,000 Mcf	$5.00 - $6.20	$194
2011	Swap	720,000 Mcf	$5.28	$599
2011	Put Spread	720,000 Mcf	$3.68 - $5.00	$486
2011	Collar	1,080,000 Mcf	$5.44 - $7.61	$1,250
2011	Put	720,000 Mcf	$8.00	$2,521
2012	Swap	1,320,000 Mcf	$5.58	$671
2012	Collar	600,000 Mcf	$5.60 - $7.86	$508

	Total	6,030,000 Mcf		$7,723

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

As of September 30, 2010, the following interest rate swap derivative was outstanding ($ in thousands):

Period(a)	Contract Type	Amount	Interest Rate	Fair Market Value
10/1/10 – 11/30/10	Swap	$20,000	4.15%	($172)

(a)	Item 305 (a) of Regulation S-K requires that tabular information relating to contract terms allow readers of the table to determine expected cash flows from the market risk sensitive instruments for each of the next five years. At September 30, 2010, we had an interest rate swap derivative contract in place that expires on November 30, 2010.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth in Note 18, Litigation, to our Consolidated Financial Statements included in Item 1 of Part I of this report is incorporated herein by reference.

Item 1A.	Risk Factors.

During the quarter ended September 30, 2010, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits.

Exhibit Number	Exhibit Title

2.1	Participation and Exploration Agreement, date August 31, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC, R.E. Gas Development, LLC, joined therein by Rex Energy Operating Corp., and for the limited purposes set forth therein, Rex Energy Corporation and Sumitomo Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2010). A list of the exhibits to the Participation and Exploration Agreement (the “PEA”) is set forth on pages 5 through 8 of the PEA. Certain exhibits and all of the schedules to the PEA have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided supplementally to the Commission upon request. Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the Securities and Exchange Commission.

2.2	Form of Area One Tax Partnership Agreement to be entered into by and between Summit Discovery Resources II, LLC and R.E. Gas Development, LLC (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.3	Form of Area Two Tax Partnership Agreement to be entered into by and between Summit Discovery Resources II, LLC and R.E. Gas Development, LLC (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.4	Form of Area Three Tax Partnership Agreement to be entered into by and between Summit Discovery Resources II, LLC and R.E. Gas Development, LLC (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.5	Form of Area Four Tax Partnership Agreement to be entered into by and between Summit Discovery Resources II, LLC and R.E. Gas Development, LLC (incorporated by reference to Exhibit 2.5 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.6	Form of Parent Guaranty of Rex Energy Corporation (incorporated by reference to Exhibit 2.6 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.7	Form of Parent Guaranty of Sumitomo Corporation (incorporated by reference to Exhibit 2.7 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.8	First Amendment to Participation and Exploration Agreement, dated September 30, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC and R.E. Gas Development, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 6, 2010).

3.1	Certificate of Incorporation of Rex Energy Corporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K as filed with the SEC on March 3, 2010).

3.2	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.1	Fifth Amendment to Credit Agreement, effective as of August 30, 2010, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, Royal Bank of Canada, as Syndication Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

10.2	First Amendment to Limited Liability Company Agreement of Keystone Midstream Services, LLC, dated September 30, 3010, by and among Keystone Midstream Services, LLC, R.E. Gas Development, LLC, Stonehenge Energy Resources, L.P., and Summit Discovery Resources II, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 6, 2010).

Exhibit Number	Exhibit Title

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REX ENERGY CORPORATION (Registrant)

Date: November 3, 2010	By:	/S/ LANCE T. SHANER
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2010	By:	/S/ THOMAS C. STABLEY
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1	Participation and Exploration Agreement, date August 31, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC, R.E. Gas Development, LLC, joined therein by Rex Energy Operating Corp., and for the limited purposes set forth therein, Rex Energy Corporation and Sumitomo Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2010). A list of the exhibits to the Participation and Exploration Agreement (the “PEA”) is set forth on pages 5 through 8 of the PEA. Certain exhibits and all of the schedules to the PEA have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided supplementally to the Commission upon request. Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the Securities and Exchange Commission.

2.2	Form of Area One Tax Partnership Agreement to be entered into by and between Summit Discovery Resources II, LLC and R.E. Gas Development, LLC (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.3	Form of Area Two Tax Partnership Agreement to be entered into by and between Summit Discovery Resources II, LLC and R.E. Gas Development, LLC (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.4	Form of Area Three Tax Partnership Agreement to be entered into by and between Summit Discovery Resources II, LLC and R.E. Gas Development, LLC (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.5	Form of Area Four Tax Partnership Agreement to be entered into by and between Summit Discovery Resources II, LLC and R.E. Gas Development, LLC (incorporated by reference to Exhibit 2.5 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.6	Form of Parent Guaranty of Rex Energy Corporation (incorporated by reference to Exhibit 2.6 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.7	Form of Parent Guaranty of Sumitomo Corporation (incorporated by reference to Exhibit 2.7 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.8	First Amendment to Participation and Exploration Agreement, dated September 30, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC and R.E. Gas Development, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 6, 2010).

3.1	Certificate of Incorporation of Rex Energy Corporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K as filed with the SEC on March 3, 2010).

3.2	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.1	Fifth Amendment to Credit Agreement, effective as of August 30, 2010, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, Royal Bank of Canada, as Syndication Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

10.2	First Amendment to Limited Liability Company Agreement of Keystone Midstream Services, LLC, dated September 30, 3010, by and among Keystone Midstream Services, LLC, R.E. Gas Development, LLC, Stonehenge Energy Resources, L.P., and Summit Discovery Resources II, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 6, 2010).

Exhibit Number	Exhibit Title

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.