Form 10-Q
period 2011-03-31
REX ENERGY CORP
filed 2011-05-04
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

44,318,964 common shares were outstanding on May 3, 2011.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD MARCH 31, 2011

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by us in forward-looking statements include, among others, the following:

•	uncertainties regarding the economic conditions in the United States and globally;

•	domestic and global demand for oil and natural gas;

•	volatility in the prices we receive for our oil and natural gas;

•	the effects of government regulation, permitting and other legal requirements;

•	the quality of our properties with regard to, among other things, the existence of reserves in economic quantities;

•	uncertainties about the estimates of our oil and natural gas reserves;

•	our ability to increase our production and oil and natural gas income through exploration and development;

•	our ability to successfully apply horizontal drilling techniques and tertiary recovery methods;

•	the number of well locations to be drilled, the cost to drill and the time frame within which they will be drilled;

•	drilling and operating risks;

•	the availability of equipment, such as drilling rigs and transportation pipelines;

•	changes in our drilling plans and related budgets;

•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity;

•	uncertainties associated with our legal proceedings and their outcomes; and

•	other factors discussed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission.

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

Item 1.	Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except per Share Amounts)

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
Current Assets
Cash and Cash Equivalents	$10,172	$11,008
Accounts Receivable	27,638	28,860
Short-Term Derivative Instruments	3,796	4,564
Deferred Taxes	1,004	—
Inventory, Prepaid Expenses and Other	1,124	1,327

Total Current Assets	43,734	45,759
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	273,676	241,586
Unevaluated Oil and Gas Properties	100,652	91,574
Other Property and Equipment	40,883	42,226
Wells and Facilities in Progress	32,649	37,393
Pipelines	4,080	4,080

Total Property and Equipment	451,940	416,859
Less: Accumulated Depreciation, Depletion and Amortization	(97,967)	(93,063)

Net Property and Equipment	353,973	323,796
Restricted Cash	4,245	16,111
Intangible Assets and Other Assets – Net	1,488	1,570
Equity Method Investments	24,311	18,399
Long-Term Derivative Instruments	1,363	1,450

Total Assets	$429,114	$407,085

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$47,758	$49,401
Accrued Expenses	16,769	10,168
Short-Term Derivative Instruments	5,780	1,860
Current Deferred Tax Liability	—	1,908

Total Current Liabilities	70,307	63,337
Senior Secured Line of Credit and Long-Term Debt	30,024	10,120
Long-Term Derivative Instruments	5,190	1,517
Long-Term Deferred Tax Liability	4,129	5,930
Other Deposits and Liabilities	4,307	4,283
Future Abandonment Cost	17,588	17,222

Total Liabilities	$131,545	$102,409
Commitments and Contingencies (See Note 11)
Owners’ Equity
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 44,308,964 shares issued and outstanding on March 31, 2011 and 44,306,677 shares issued and outstanding on December 31, 2010.	44	44
Additional Paid-In Capital	374,351	373,856
Accumulated Deficit	(77,019)	(69,519)

Rex Energy Owners’ Equity	297,376	304,381
Noncontrolling Interests	193	295

Total Owners’ Equity	297,569	304,676

Total Liabilities and Owners’ Equity	$429,114	$407,085

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, $ and Shares in Thousands, Except per Share Data)

	For the Three Months Ended March 31,
	2011	2010
OPERATING REVENUE
Oil and Natural Gas Sales	$22,848	$16,518
Other Revenue	572	240

TOTAL OPERATING REVENUE	23,420	16,758
OPERATING EXPENSES
Production and Lease Operating Expense	7,198	5,920
General and Administrative Expense	6,245	4,162
Loss on Disposal of Asset	17	2
Impairment Expense	5,308	571
Exploration Expense	2,975	1,135
Depreciation, Depletion, Amortization and Accretion	5,878	5,092
Other Operating Expense	446	233

TOTAL OPERATING EXPENSES	28,067	17,115
LOSS FROM OPERATIONS	(4,647)	(357)
OTHER INCOME (EXPENSE)
Interest Income	7	35
Interest Expense	(309)	(164)
Gain (Loss) on Derivatives, Net	(7,078)	3,792
Other Expense	(12)	(32)
Loss on Equity Method Investments	(276)	(1)

TOTAL OTHER INCOME (EXPENSE)	(7,668)	3,630
INCOME (LOSS) BEFORE INCOME TAX	(12,315)	3,273
Income Tax Benefit (Expense)	4,713	(1,281)

INCOME (LOSS)	(7,602)	1,992
Net Loss Attributable to Noncontrolling Interests	102	56

NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(7,500)	$2,048

Earnings per common share:
Basic – Net Income (Loss) Attributable to Rex Common Shareholders	$(0.17)	$0.05
Basic – Weighted Average Shares of Common Stock Outstanding	44,311	42,126
Diluted – Net Income (Loss) Attributable to Rex Common Shareholders	$(0.17)	$0.05
Diluted – Weighted Average Shares of Common Stock Outstanding	44,311	42,200

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2011

($ in Thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Rex Energy Owners’ Equity	Noncontrolling Interests
BALANCE December 31, 2010	44,307	$44	$373,856	$(69,519)	$304,381	$295
Non-Cash Compensation Expense	—	—	495	—	495	—
Issuance of Restricted Stock, Net	2	—	—	—	—	—
Net Income (Loss)	—	—	—	(7,500)	(7,500)	(102)

BALANCE March 31, 2011	44,309	$44	$374,351	$(77,019)	$297,376	$193

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, $ in Thousands)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(7,602)	$1,992
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss from Equity Method Investments	276	1
Non-cash Expenses	521	803
Depreciation, Depletion, Amortization and Accretion	5,878	5,092
Unrealized (Gain) Loss on Derivatives	8,449	(4,223)
Exploration Expense	306	—
Deferred Income Tax Expense (Benefit)	(4,713)	1,281
Impairment Expense	5,308	571
Loss on Sale of Oil and Gas Properties	17	2
Changes in operating assets and liabilities
Accounts Receivable	1,216	4,774
Inventory, Prepaid Expenses and Other Assets	203	(854)
Accounts Payable and Accrued Expenses	4,470	(3,512)
Other Assets and Liabilities	(2,689)	(1,264)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,640	4,663
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Phase I Leasing Initiative	2,648	—
Change in Restricted Cash	11,865	—
Equity Method Investments	(5,551)	(2,355)
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	84	9
Acquisitions of Undeveloped Acreage	(17,063)	(18,049)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(24,241)	(16,641)

NET CASH USED IN INVESTING ACTIVITIES	(32,258)	(37,036)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debts and Lines of Credit	—	(23,000)
Proceeds from Long-Term Debts and Lines of Credit	20,000	—
Repayments of Loans and Other Notes Payable	(218)	(145)
Capital Contributions by the Partners of Equity Method Investments	—	3,097
Proceeds from the Issuance of Common Stock, Net of Issuance Costs	—	80,192

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,782	60,144

NET INCREASE (DECREASE) IN CASH	(836)	27,771
CASH – BEGINNING	11,008	5,582

CASH – ENDING	$10,172	$33,353

SUPPLEMENTAL DISCLOSURES
Interest Paid	263	124
NON-CASH ACTIVITIES
Equipment Financing	—	415

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Rex Energy Corporation, together with our subsidiaries (the “Company”), is an independent oil and gas company with operations currently focused on the Illinois, Appalachian and Denver-Julesburg (“DJ”) Basins. In the Illinois Basin, in addition to our developmental oil drilling, we are focused on the implementation of enhanced oil recovery on our properties. In the Appalachian Basin, we are focused on our Marcellus Shale drilling projects. Our focus thus far in the DJ Basin has been on testing and evaluating our acreage that we believe to be prospective for horizontal oil well drilling in the Niobrara formation. Our balanced growth strategy is focused on developing our higher potential exploration drilling prospects and actively seeking to acquire complementary oil and natural gas properties.

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

Certain amounts and disclosures have been condensed or omitted from these Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these interim financial statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Certain prior year amounts have been reclassified to conform to the report classifications for the three-month period ended March 31, 2011, with no effect on previously reported net income, net income per share, retained earnings or stockholders’ equity. Approximately $43,000 of General and Administrative Expense as of March 31, 2010, was reclassified to Other Operating Expense on our Consolidated Statement of Operations. Approximately $1,000, previously classified as Other Expense, as of March 31, 2010, has been reclassified to Loss on Equity Method Investments on our Consolidated Statement of Operations.

2. FUTURE ABANDONMENT COST

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

Accretion expense during the three-month periods ended March 31, 2011 and March 31, 2010 totaled approximately $0.4 million and $0.4 million, respectively. These amounts are recorded as depreciation, depletion and amortization expense (“DD&A”) on our Consolidated Statements of Operations. In accordance with the terms of our Participation and Exploration Agreements (“PEAs”) with Williams Companies and Sumitomo Corporation (for additional information see Note 3, Business and Oil and Gas Property Acquisitions and Dispositions, to our Consolidated Financial Statements), we account for asset retirement obligations that relate to wells that are drilled jointly based on our interest in those wells.

March 31, 2011
($ in Thousands)
Beginning Balance at December 31, 2010	$17,222
Asset Retirement Obligation Incurred	43
Asset Retirement Obligation Settled	(36)
Asset Retirement Obligation Cancelled on Sold Well Properties	—
Asset Retirement Obligation Accretion Expense	359

Total Asset Retirement Obligation	$17,588

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

Dispositions

On September 30, 2010, we entered into a joint venture transaction with Sumitomo Corporation (“Sumitomo”). In Butler County, Pennsylvania we sold a 15% non-operated interest in approximately 40,700 net acres for approximately $30.6 million in cash at closing and $30.6 million in the form of a drilling carry of 80% of our drilling and completion costs in the area. Pursuant to the Participation and Exploration Agreement (the “Sumitomo PEA”), Sumitomo has agreed to pay all of the costs to lease approximately 9,000 net acres in the Butler County Area of Mutual Interest (“AMI”) (the “Phase I Leasing”), and is to pay to us a leasing management fee of $1,000 per net acre during the Phase I Leasing. The Phase I Leasing and drilling carry for Butler County were completed during the first quarter of 2011, resulting in final ownership percentages of 70% to us and 30% to Sumitomo. The cost of future leasing activities will be shared on a 70/30 basis, with Sumitomo paying to us a management fee of $150 per net acre acquired. In addition to the sale of undeveloped acreage, we also sold to Sumitomo 30% of our interests in 20 Marcellus Shale wells within the Butler County area and 30% of our interest in Keystone Midstream Services, LLC (“Keystone Midstream”) (for additional information on Keystone Midstream, see Note 13, Variable Interest Entities, and Note 14, Equity Method Investments, to our Consolidated Financial Statements).

In our Marcellus Shale joint venture project areas with Williams Production Company, LLC and Williams Production Appalachia, LLC (collectively, “Williams”), we sold to Sumitomo 20% of our interests in 23,500 net acres for approximately $19.0 million in cash at closing and $19.0 million in the form of a drilling carry of 80% of our drilling and completion costs in the areas. In addition, we sold 20% of our interest in 19 Marcellus Shale wells located in the Williams joint venture areas and 20% of our interest in RW Gathering, LLC (“RW Gathering”) (for additional information on RW Gathering, see Note 14, Equity Method Investments, to our Consolidated Financial Statements).

In addition to the areas above, we sold to Sumitomo 50% of our interests in approximately 4,500 net acres in Fayette and Centre

Counties, Pennsylvania for $9.2 million in cash at closing and $9.2 million in the form of a drilling carry of 80% of our drilling and completion costs. At our discretion, the drilling carry for these areas was applied to drilling and completion costs in our Butler County AMI.

As of March 31, 2011, the remaining drilling carry with Sumitomo was approximately $6.4 million. The Sumitomo PEA represents a pooling of assets in a joint undertaking by us and Sumitomo and, therefore, we do not make any accounting for amounts paid on our behalf by Sumitomo.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no recently issued accounting standards that may have a direct impact on us during the first quarter of 2011, nor has there been any developments in relation to the expected dates of adoption and estimated effects on our Consolidated Financial Statements from the recently issued accounting standards disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

5. CONCENTRATIONS OF CREDIT RISK

At times during the three-month period ended March 31, 2011, our cash balance exceeded the Federal Deposit Insurance Corporation’s limit. There were no losses incurred due to such concentrations.

By using derivative instruments to hedge exposure to changes in commodity prices, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparties to perform under the terms of the derivative contract. When the fair value of the derivative is positive, the counterparty owes us, which creates repayment risk. We minimize the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. Our counterparties are investment grade financial institutions, and lenders in our Senior Credit Facility. We have a master netting agreement in place with our counterparties that provides for the offsetting of payables against receivables from separate derivative contracts. None of our derivative contracts have a collateral provision that would require funding prior to the scheduled cash settlement date. For additional information, see Note 7, Fair Value of Financial and Derivative Instruments, to our Consolidated Financial Statements.

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. At March 31, 2011, we carried approximately $9.9 million in production receivables, of which approximately $5.8 million were production receivables due from a single customer, Countrymark Cooperative LLP (“Countrymark”). We have a standby letter of credit from Countrymark as support for their monetary obligations to us, up to $4.0 million. To help offset this risk, we operate an oil offload facility in the Illinois Basin that we believe will enable us to diversify the purchasers of our oil in the future if we choose to do so. Additionally, we believe the growth in our Appalachian and DJ Basin operations will help us to minimize our future risks by diversifying our ratio of oil and gas sales as well as the quantity of purchasers.

6. LONG-TERM DEBT AND OTHER OBLIGATIONS

We maintain a revolving credit facility evidenced by the Credit Agreement, dated September 28, 2007, with KeyBank National Association as Administrative Agent; Royal Bank of Canada, as Syndication Agent; Sovereign Bank, as Documentation Agent; and lenders from time to time parties thereto (as amended from time to time, the “Senior Credit Facility”). Borrowings under the Senior Credit Facility are limited by a borrowing base that is determined in regard to our oil and gas properties. As of March 31, 2011, the borrowing base under the Senior Credit Facility was $160.0 million; however, the revolving credit facility may be increased up to $300 million upon re-determinations of the borrowing base, consent of the lenders and other conditions described in the agreement. The borrowing base is re-determined by the bank group semi-annually. Loans made under the Senior Credit Facility mature on September 28, 2013, and in certain circumstances, we will be required to prepay the loans. Management does not believe that a prepayment will be required within the next twelve months.

Borrowings under the Senior Credit Facility bear interest, at our election, at the Adjusted LIBOR or the Alternative Base Rate (as defined below) plus, in each case an applicable per annum margin. The applicable per annum margin is determined based upon our total borrowing base utilization percentage in accordance with a pricing grid. The applicable per annum margin ranges from 2.00% to 2.75% for Eurodollar loans and 0.75% to 1.50% for ABR loans. The Adjusted Base Rate is equal to the greater of: (i) KeyBank’s announced prime rate; (ii) the federal funds effective rate from time to time plus  1/2 of 1%; and (iii) LIBOR plus 1.25%. Our commitment fee is also dependent on our total borrowing base utilization percentage and is determined based upon an applicable per annum margin which is a flat rate of 0.50%.

Under the Senior Credit Facility, we may enter into commodity swap agreements with counterparties approved by the lenders, provided that the notional volumes for such agreements, when aggregated with other commodity swap agreements then in effect (other than basis differential swaps on volumes already hedged pursuant to other swap agreements), do not exceed, as of the date the swap agreement is executed, 85% of the reasonably anticipated projected production from our proved developed producing reserves for the

36 months following the date such agreement is entered into, and 75% thereafter, for each of crude oil and natural gas, calculated separately. We may also enter into interest rate swap agreements with counterparties approved by the lenders that convert interest rates from floating to fixed provided that the notional amounts of those agreements when aggregated with all other similar interest rate swap agreements then in effect do not exceed the greater of $20.0 million and 75% of the then outstanding principal amount of our debt for borrowed money, which bears interest at a floating rate. For further information on our derivative instruments, see Note 7, Fair Value of Financial and Derivative Instruments, to our Consolidated Financial Statements.

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

The Senior Credit Facility also requires that we meet, on a quarterly basis, minimum financial requirements of consolidated current ratio, EBITDAX to interest expense and total debt to EBITDAX. EBITDAX is a non-GAAP financial measure used by our management team and by other users of our financial statements, such as our commercial bank lenders, which adds to or subtracts from net income the following expenses or income for a given period to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, depletion, amortization, unrealized gains and losses from derivatives, exploration expense and other similar non-cash activity. The covenant states that as of the last day of any fiscal quarter, our ratio of consolidated current assets, which includes the unused portion of our borrowing base, as of such day to consolidated current liabilities as of such day is to not be less than 1.0 to 1.0. Our current ratio as of March 31, 2011 was approximately 2.6 to 1.0. Additionally, the covenant states that as of the last day of any fiscal quarter, our ratio of EBITDAX for the period of four fiscal quarters ending on such day to interest expense for such period, known as our interest coverage ratio, is not to be less than 3.0 to 1.0. Our interest coverage ratio as of March 31, 2011 was approximately 25.3 to 1.0. Additionally, as of the last day of any fiscal quarter, our ratio of total debt to EBITDAX for the period of four fiscal quarters ending on such day is not to exceed 4.0 to 1.0. Our ratio of total debt to EBITDAX as of March 31, 2011 was approximately 1.0 to 1.0.

In addition to our Senior Credit Facility, we may, from time to time in the normal course of business, finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and lines of credit consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	($ in Thousands)	($ in Thousands)
Senior Credit Facility(a)	$30,000	$10,000
Capital Leases and Other Obligations(a)	716	949

Total Debts	30,716	10,949
Less Current Portion of Long-Term Debt	(692)	(829)

Total Long-Term Debts	$30,024	$10,120

(a)

The Senior Credit Facility requires us to make monthly payments of interest on the outstanding balance of loans made under the agreement. Loans made under the Senior Credit Facility mature on September 28, 2013, and in certain circumstances, we will be required to prepay the loans. The average interest rate on borrowings under our Senior Credit Facility for the three months ended March 31, 2011 was approximately 2.4%. The average interest rate on our Capital Leases and Other Obligations for the three months ended March 31, 2011 was approximately 2.4%.

7. FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS

Our results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, we enter into oil and natural gas commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor on the settlement dates, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling on the settlement dates, we make payments to our counterparties. We do not enter into these arrangements for speculative trading purposes. As of March 31, 2011, our oil and natural gas derivative commodity instruments consisted of fixed rate swap contracts, collars, puts and put spreads. We did not designate these instruments as cash flow hedges for accounting purposes.

Accordingly, associated unrealized gains and losses are recorded directly as other income or expense under the heading Gain (Loss) on Derivatives, Net.

Swap contracts provide a fixed price for a notional amount of sales volumes. Collars contain a fixed floor price (“put”) and ceiling price (“call”). The put options are purchased from the counterparty by our payment of a cash premium. If the put strike price is greater than the market price for a calculation period, then the counterparty pays us an amount equal to the product of the notional quantity multiplied by the excess of the strike price over the market price. The call options are sold to the counterparty, for which we receive a cash premium. If the market price is greater than the call strike price for a calculation period, then we pay the counterparty an amount equal to the product of the notional quantity multiplied by the excess of the market price over the strike price. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price unless the market price falls below the sold put, which is at a lower price than the purchased put, at which point the minimum price would be the settlement price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price we will receive for the volumes under contract.

We enter into the majority of our derivative arrangements with two counterparties and have a netting agreement in place. We present our derivatives as gross assets or liabilities on our Consolidated Balance Sheets. We do not obtain collateral to support the derivative agreements, but monitor the financial viability of our counterparties and believe our credit risk is minimal on these transactions. For additional information on the credit risk with regards to our counterparties, see Note 5, Concentrations of Credit Risk, to our Consolidated Financial Statements.

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

We received net payments of $1.4 million and made net payments of $0.2 million under these commodity derivative instruments during the three-month periods ended March 31, 2011 and 2010, respectively. Unrealized losses associated with our commodity derivative instruments from continuing operations amounted to $8.4 million for the three-month period ended March 31, 2011, as compared to unrealized gains of approximately $4.2 million for the three-month period ended March 31, 2010.

The following table summarizes the location and amounts of gains and losses on derivative instruments, none of which are designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the three-month periods ended March 31, 2011 and 2010 ($ in thousands):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Realized Gains (Losses)	Unrealized Gains (Losses)	Total	Realized Gains (Losses)	Unrealized Gains (Losses)	Total
Crude Oil
Reclassification of settled contracts included in prior periods mark-to-market adjustment	$—	$463	$463	$—	$1,446	$1,446
Mark-to-market fair value adjustments	—	(7,712)	(7,712)	—	(336)	(336)
Settlement of contracts (a)	(147)	—	(147)	(834)	—	(834)

Crude Oil Total	(147)	(7,249)	(7,396)	(834)	1,110	276

Natural Gas
Reclassification of settled contracts included in prior periods mark-to-market adjustment	—	(1,058)	(1,058)	—	(481)	(481)
Mark-to-market fair value adjustments	—	(142)	(142)	—	3,444	3,444
Settlement of contracts(a)	1,518	—	1,518	599	—	599

Natural Gas Total	1,518	(1,200)	318	599	2,963	3,562

Interest Rate
Reclassification of settled contracts included in prior periods mark-to-market adjustment	—	—	—	—	193	193
Mark-to-market fair value adjustments	—	—	—	—	(43)	(43)
Settlement of contracts(a)	—	—	—	(196)	—	(196)

Interest Rate Total	—	—	—	(196)	150	(46)

Gain (Loss) on Derivatives, Net	$1,371	$(8,449)	$(7,078)	$(431)	$4,223	$3,792

(a)	These amounts represent the realized gains and losses on settled derivatives, which before settlement are included in the mark-to-market fair value adjustments.

As of March 31, 2010, we had entered into an interest rate swap derivative instrument which hedged our interest rate risk associated with changes in LIBOR on $20.0 million of notional value. This interest rate swap expired in November 2010. We used the interest rate swap agreement to manage the risk associated with interest payments on amounts outstanding from variable rate borrowings under our Senior Credit Facility. Under our interest rate swap agreement, we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return, a specified variable rate of interest times the same notional principal amount. The interest rate under the swap was 4.15%. The fair value of the swap at March 31, 2010 was a liability of $0.6 million. We accounted for the interest rate swap by recording the unrealized and realized gains for the three months ended March 31, 2010 in Gain (Loss) on Derivatives, Net on our Consolidated Statement of Operations.

Our derivative instruments are recorded on the balance sheet as either an asset or a liability, in either case measured at fair value. The fair value associated with our derivative instruments from continuing operations was a liability of approximately $5.8 million and an asset of $2.6 million at March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011, we had approximately 82.2%, 77.1% and 34.3% of our current oil production on an annualized basis hedged through 2011, 2012 and 2013, respectively, and 112.1%, 77.1% and 70.1% of our current gas production on an annualized basis hedged through 2011, 2012 and 2013, respectively. Our open asset/(liability) financial commodity derivative instrument positions at March 31, 2011 consisted of:

Period	Volume	Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2011 – Collar	432,000 Bbls	$—	$68.54	$104.69	$—	$(4,364)
2012 – Collar	540,000 Bbls	—	67.10	112.03	—	(4,800)
2013 – Collar	240,000 Bbls	—	70.50	120.00	—	(1,300)

	1,212,000 Bbls					$(10,464)

Natural Gas
2011 – Swap	1,260,000 Mcf	$—	$—	$—	$4.81	$303
2011 – Put Spread	540,000 Mcf	3.68	5.00	—	—	308
2011 – Three Way Collar	540,000 Mcf	4.00	4.75	5.25	—	97
2011 – Put	540,000 Mcf	—	8.00	—	—	1,829
2011 – Collar	1,440,000 Mcf	—	4.91	6.58	—	805
2012 – Swap	1,320,000 Mcf	—	—	—	5.58	694
2012 – Three Way Collar	720,000 Mcf	4.00	4.75	5.25	—	(159)
2012 – Collar	1,920,000 Mcf	—	4.84	6.50	—	486
2013 – Collar	3,600,000 Mcf	—	5.00	6.25	—	290

	11,880,000 Mcf					$4,653

The combined fair value of derivatives, none of which are designated or qualifying as hedges, included in our Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 is summarized below ($ in thousands):

	March 31, 2011	December 31, 2010
Short-Term Derivative Assets:
Natural Gas – Swaps	$576	$519
Natural Gas – Three Way Collar	97	—
Natural Gas – Collars	986	1,132
Natural Gas – Puts	1,829	2,464
Natural Gas – Put Spread	308	449

Total Short –Term Derivative Assets	$3,796	$4,564

Long-Term Derivative Assets:
Crude Oil – Collars	$—	$63
Natural Gas – Swaps	529	663
Natural Gas – Collars	834	724

Total Long – Term Derivative Assets	$1,363	$1,450

Total Derivative Assets	$5,159	$6,014

Short-Term Derivative Liabilities:
Crude Oil – Collars	$(5,564)	$(1,850)
Natural Gas – Collars	(69)	(10)
Natural Gas – Swaps	(108)	—
Natural Gas – Three Way Collar	(39)	—

Total Short – Term Derivative Liabilities	$(5,780)	$(1,860)

Long-Term Derivative Liabilities:
Crude Oil – Collars	$(4,900)	$(1,429)
Natural Gas – Collars	(171)	(88)
Natural Gas – Three Way Collar	(119)	—

Total Long – Term Derivative Liabilities	$(5,190)	$(1,517)

Total Derivative Liabilities	$(10,970)	$(3,377)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to utilize the best available information. This fair value may be different from the settlement value based on company-specific inputs, such as credit rating, futures markets and forward curves, and readily available buyers or sellers for such assets or liabilities. There are three levels of fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

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

During the three-month period ended March 31, 2011, there were no transfers into or out of Level 1 or Level 2 measurements. The following table presents the fair value hierarchy table for assets and liabilities measured at fair value ($ in thousands):

		Fair Value Measurements at March 31, 2011 Using:
	Total Carrying Value as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives(a) – commodity swaps and collars	$(5,811)	$—	$(5,811)	$—
Asset Retirement Obligations	$(17,588)	$—	$—	$(17,588)

(a)	All of our derivatives are classified as Level 2 measurements. For information regarding their classification on our Consolidated Balance Sheets, please refer to the table on page 13 of this report.

The value of our oil derivatives are collar contracts for notional barrels of oil at interval New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The liabilities of our oil derivatives as of March 31, 2011 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil and (iii) the implied rate of volatility inherent in the collar contracts. The implied rates of volatility inherent in our collar contracts were determined based on market-quoted volatility factors. Our gas derivatives are comprised of puts, swaps, collars and three way collar contracts for notional volumes of gas contracted at NYMEX Henry Hub (“HH”). The asset and liability values attributable to our gas derivative contracts as of March 31, 2011 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the collar and three way collar contracts. The implied rates of volatility inherent in our collar and three way collar contracts were determined based on market-quoted volatility factors. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative commodity swaps and collars and interest rate swaps are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

Asset Retirement Obligations

We report the fair value of asset retirement obligations on a nonrecurring basis in our Consolidated Balance Sheets. We estimate the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation; estimated probabilities, amounts and timing of settlements; fixed and variable plugging costs; the credit-adjusted risk-free rate to be used; and inflation rates. These inputs are unobservable, and thus result in a Level 3 classification. Refer to Note 2, Future Abandonment Cost, of our Consolidated Financial Statements for further information on asset retirement obligations, which includes a reconciliation of the beginning and ending balances that represent the entirety of our Level 3 fair value measurements.

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

Income tax included in continuing operations was as follows ($ in thousands):

	Three Months Ended March 31,
	2011	2010
Income Tax Expense (Benefit)	$(4,713)	$1,281
Effective Tax Rate	38.6%	38.5%

For the three months ended March 31, 2011, our overall effective tax rate on pre-tax income from continuing operations was different than the statutory rate of 35% due primarily to state taxes, which was in part offset by downward revisions in relation to permanent differences, changes to estimated future state rates and state net operating loss carryforward true-ups. For the three months ended March 31, 2010, our overall effective tax rate on pretax losses from continuing operations was different than the statutory rate of 35% due primarily to state income taxes and changes to the estimated future state rates.

No income tax payments were made during the three-month period ended March 31, 2011, or the comparable period in 2010.

9. CAPITAL STOCK

We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of March 31, 2011 and December 31, 2010, we had 44,308,964 and 44,306,677 shares of common stock outstanding, respectively.

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

10. EMPLOYEE BENEFIT AND EQUITY PLANS

401(k) Plan

We sponsor a 401(k) plan for eligible employees who have satisfied age and service requirements. Employees can make contributions to the plan up to allowable limits. Our contributions to the plan were $0.1 million for each of the three-month periods ended March 31, 2011 and 2010.

Equity Plans

We recognize all share-based payments to employees, including grants of employee stock options, in our Consolidated Statements of Operations based on their grant-date fair values, using prescribed option-pricing models. The fair value is expensed over the requisite service period of the individual grantees, which generally equals the vesting period.

2007 Long-Term Incentive Plan

We have granted stock options, stock appreciation rights and restricted stock awards to various employees and non-employee directors under the terms of our 2007 Long-Term Incentive Plan (the “Plan”). The Plan is administered by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Among the Compensation Committee’s responsibilities are: selecting participants to receive awards; determining the form, amount and other terms and conditions of awards; interpreting the provisions of the Plan or any award agreement; and adopting such rules, forms, instruments and guidelines for administering the Plan as it deems necessary or proper. All actions, interpretations and determinations by the Compensation Committee are final and binding. The composition of the Compensation Committee is intended to permit the awards under the Plan to qualify for exemption under Rule 16b-3 of the Exchange Act. In addition, awards under the Plan, including annual incentive awards paid to executive officers subject to section 162(m) of the Internal Revenue Code or covered employees, are intended to satisfy the requirements of section 162(m) to permit the deduction by us of the associated expenses for federal income tax purposes.

All awards granted under the Plan have been issued at the closing price of our common stock on the NASDAQ Global Market on the date of the grant. All outstanding stock options have been awarded with five or ten year expiration at an exercise price equal to our closing price on the NASDAQ Global Market on the day the award was granted. A forfeiture rate based on a blended average of individual participant terminations and number of awards cancelled is used to estimate forfeitures prospectively.

Stock Options

Stock options represent the right to purchase shares of common stock in the future at the fair market value of the stock on the date of grant. In the event that any outstanding award expires, is forfeited, cancelled or otherwise terminated without the issuance of shares of our common stock or is otherwise settled in cash, shares of our common stock allocable to such award, including the unexercised portion of such award, shall again be available for the purposes of the Plan. If any award is exercised by tendering shares of our common stock to us, either as full or partial payment, in connection with the exercise of such award under the Plan or to satisfy our withholding obligation with respect to an award, only the number of shares of our common stock issued net of such shares tendered will be deemed delivered for purposes of determining the maximum number of shares of our common stock then available for delivery under the Plan. During the three months ended March 31, 2011 and 2010, we did not issue options to purchase our common stock.

A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on December 31, 2010	826,511	$12.50
Granted	—	—
Exercised	—	—
Cancelled/Expired/Forfeited	—	—

Options Outstanding on March 31, 2011	826,511	$12.50	6.0	$1,293
Options Exercisable on March 31, 2011	505,413	$9.90	6.7	$942

Stock-based compensation expense relating to stock options for the three-month period ended March 31, 2011 totaled $0.3 million compared to $0.4 million for the same period in 2010. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense. There were no stock option exercises during the three-month periods ended March 31, 2011 and 2010, resulting in no tax benefit.

A summary of the status of our issued and outstanding stock options as of March 31, 2011 is as follows:

	Outstanding			Exercisable
Exercise Price	Number Outstanding At 3/31/11	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable At 3/31/11	Weighted-Average Exercise Price
$9.99	326,749	6.6		326,749	$9.99
$9.50	125,000	6.6		125,000	$9.50
$13.56	33,200	6.9		33,200	$13.56
$22.34	38,000	7.1		—	—
$23.88	75,000	2.1		—	—
$23.28	4,000	2.3		—	—
$19.92	22,000	2.4		—	—
$21.10	30,000	2.4		—	—
$5.04	61,388	8.1		20,464	$5.04
$10.42	36,935	9.2		—	—
$13.01	18,526	4.5		—	—
$12.50	19,139	4.7		—	—
$12.30	36,574	4.7		—	—

Total	826,511	6.0	$12.50	505,413	$9.90

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at March 31, 2011 were 6.0 years and $1.3 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at March 31, 2011 were 6.7 years and $0.9 million, respectively. As of March 31, 2011, unrecognized compensation expense related to stock options totaled approximately $0.6 million, which will be recognized over a weighted average period of 1.1 years.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) represent the right to receive cash in the future equivalent to the difference between the fair market value at the time of exercise and the exercise price. As of March 31, 2011, we had 20,500 SARs outstanding that were granted in February 2008, which have an exercise price of $13.56, the closing price of our common stock on the NASDAQ Global Market on the date of the grant, and vest and become exercisable on the third anniversary of the grant date, provided that the holder remains our employee until that date. The SARs also provide that all unvested SARs vest and become immediately exercisable upon a “change in control” of us, as such term is defined in the Plan. The outstanding SARs issued may only be exercised for cash settlement. Compensation expense relating to SARs for the three-month period ended March 31, 2011 totaled a credit of $24,000 compared with expense of $16,000 for the same period in 2010. The expense related to SARs was recorded on our Consolidated Statements of

Operations under the heading of General and Administrative Expense.

	Outstanding				Exercisable
Strike Price	Number of SARs Granted	SARs Forfeited or Cancelled	SARs Outstanding	Weighted-Average Remaining Contractual Life (Years)	SARs	Weighted-Average Exercise Price
$ 13.56	109,500	(89,000)	20,500	6.9	20,500	$13.56

As of March 31, 2011, the aggregate intrinsic value of SARs outstanding was $0. There have been no SARs exercises as of March 31, 2011. All of our SARs were granted in 2008 with grant date fair values of $6.91 per share based on a weighted average exercise price of $13.56 per share, expected annual dividends per share of 0.0%, expected life in years of 6.5, expected volatility of 45.1% and a risk-free interest rate of 4.1%. The dividend yield of zero is based on the fact that we have never paid cash dividends on common stock and have no present intention of doing so. Our expected historical volatility factor was determined by assessing the common stock trading history of eight publicly-traded oil and gas companies that we determined to be similar to us in ways such as their operating strategy, capital structure, production mix and volume and asset size. The risk-free interest rate was determined by interpolating the average yield on a U.S. Treasury bond for a period approximately equal to the expected average life of the SARs. The average expected life has been determined using the “simplified method” in which the average expected life of the SARs is equal to the average of the term of the SARs and the vesting period. We elected to use the simplified method for determining the average expected life because we do not have a history on which to base estimates for the term to exercise of our granted stock options. We do not use an estimated forfeiture rate as all awards are expected to vest and become exercisable.

Restricted Stock and Phantom Stock Awards

During the three-month period ended March 31, 2011, the Compensation Committee issued an aggregate of 75,599 shares of restricted common stock to four employees and five non-employee directors. During the three-month period ended March 31, 2010, the Compensation Committee issued an aggregate of 300,484 shares of restricted stock to 16 employees. In addition, during the first quarter of 2011 the Compensation Committee issued 16,235 phantom stock awards to five non-employee directors, which can only be settled in cash and have not been included in our count of outstanding common stock. The shares granted under these awards are subject to time vesting and performance-based vesting. The performance-based vesting is generally dictated by cumulative three-year targets for consolidated company production and discretionary cash flow per weighted-average outstanding share. The shares will vest on the date on which the Compensation Committee certifies that the performance goals have been satisfied, provided that, in the case of employees, the recipient has been in continuous employment with us from the grant date through the third anniversary of the grant date. Restrictions on the transfer associated with vesting schedules were determined by the Compensation Committee on an individual award basis. Upon a “change in control” of us, as such term is defined in the Plan, all restrictions will immediately lapse with respect to the greater of: (i) 50% of the maximum number of shares or (ii) the number of shares that would be awarded if the applicable performance-based goals and the extent such goals were satisfied are measured as of the date of the change in control. Shares that do not become vested, as defined in the Plan, will be forfeited and the recipient will cease to have any rights of a stockholder with respect to such forfeited shares.

Compensation expense associated with restricted stock awards is recognized on a straight-line basis over the vesting period and is periodically adjusted for estimated forfeiture rates and estimated satisfaction of performance-based goals. Compensation expense associated with restricted stock awards totaled $0.2 million and $0.1 million for the three-month periods ended March 31, 2011 and 2010, respectively. As of March 31, 2011, total unrecognized compensation cost related to restricted common stock grants was approximately $2.1 million, which will be recognized over a weighted average period of 2.4 years. Compensation expense associated with the phantom stock awards totaled $6,000 for the three month period ended March 31, 2011. These awards have been accounted for as a liability within our Consolidated Financial Statements. As of March 31, 2011, total unrecognized compensation costs related to the phantom stock awards was approximately $0.1 million, which will be recognized over a weighted average period of 2.8 years.

A summary of the restricted stock activity for the three months ended March 31, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards, as of December 31, 2010	814,965	$11.01
Awards	75,599	12.28
Forfeitures	(73,312)	9.42
Restrictions released	—	—

Restricted stock awards, as of March 31, 2011	817,252	$11.27

A summary of the phantom stock activity for the three months ended March 31, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Phantom stock awards, as of December 31, 2010	—	$—
Awards	16,235	12.32
Forfeitures	—	—
Restrictions released	—	—

Phantom stock awards, as of March 31, 2011	16,235	$12.32

11. COMMITMENTS AND CONTINGENCIES

Legal Reserves

We are involved in various legal proceedings that arise in the ordinary course of our business. Although we cannot predict the outcome of these proceedings with certainty, we do not currently expect these matters to have a material adverse effect on our consolidated financial position or results of operations. During the three-month period ended March 31, 2011, there were no material developments in the legal actions previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our reserve for legal accruals relating to legal costs and expenses totaled approximately $0.1 million and $0.2 million as of March 31, 2011, and December 31, 2010, respectively. The accrual of reserves for legal matters is included in Accrued Expenses on our Consolidated Balance Sheets. The establishment of a reserve involves an estimation process that includes the advice of legal counsel and the subjective judgment of management. While we believe that these reserves are adequate, there are uncertainties associated with legal proceedings and we can give no assurance that our estimate of any related liability will not increase or decrease in the future. The reserved and unreserved exposures for our legal proceedings could change based upon developments in those proceedings or changes in the facts and circumstances. It is possible that we could incur losses in excess of the amounts currently accrued. Based on currently available information, we believe that it is remote that future costs related to known contingent liability exposures for legal proceedings will exceed our current accruals by an amount that would have a material adverse effect on our consolidated financial position, although cash flow could be significantly impacted in the reporting periods in which such costs are incurred.

Acreage Bonus Payments

At March 31, 2011, we had three installment payment commitments on mineral interests that were previously leased. The first commitment provides that we pay $350 per mineral acre for 5,722 acres, or a total commitment of $2.0 million, in 2012. The second commitment requires that we pay $250 per mineral acre for 5,761 acres, or $1.4 million, in 2011 and 2012 for a total commitment of $2.8 million. The third commitment requires that we pay $350 per mineral acre for 762 acres, or $0.3 million, in 2011 and 2012 for a total commitment of $0.6 million. We have recorded $1.7 million as a short-term liability in Accrued Expenses on our Consolidated Balance Sheets. The long-term portion of these payments was recorded in Other Deposits and Liabilities on our Consolidated Balance Sheets.

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

We manage our exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. As of March 31, 2011, we know of no significant probable or possible environmental contingent liabilities.

Letters of Credit

At March 31, 2011, we had posted $0.8 million in various letters of credit to secure our drilling and related operations.

Lease Commitments

At March 31, 2011, we had lease commitments for three different office locations and a town house for relocating or visiting employees. Rent expense is recognized on a straight-line basis and has been recorded in General and Administrative expense on our Consolidated Statements of Operations for continued operations of $0.1 million for the three-month period ended March 31, 2011, compared to $0.4 million for the same period in 2010. During the first quarter of 2010 we closed our Canonsburg, Pennsylvania office and subsequently recognized, as General and Administrative Expense, the present value of all future lease payments, which approximated $0.3 million. During the second quarter of 2010 we subleased our Canonsburg office location and recognized a credit to General and Administrative Expense of approximately $0.3 million. Lease commitments by year for each of the next five years are presented in the table below ($ in thousands):

2011	$366
2012	479
2013	466
2014	—
2015	—
Thereafter	—

Total	$1,311

Capacity Reservation

In relation to our formation of Keystone Midstream Services, LLC (“Keystone Midstream”) (see Note 13, Variable Interest Entities, Note 14, Equity Method Investments, and Note 15, Related Party, to our Consolidated Financial Statements), we entered into a capacity reservation arrangement with Keystone Midstream to ensure sufficient capacity at the cryogenic gas processing plant owned by Keystone Midstream to process our produced natural gas. Under the terms of the arrangement, we have reserved 14 net Mmcfe of processing capacity per day for the first year, effective in February 2011, and 28 net Mmcfe of processing capacity for the subsequent nine years, or through January 2020. If we do not meet our capacity reservation volumes, we are obligated to pay $0.30/Mcfe per day for the difference between actual processed volumes and the reservation volume. During the first quarter of 2011 we incurred charges for approximately $0.1 million in relation to the capacity reservation. In the event that we do not process any gas through the cryogenic gas processing plant we may be obligated to pay approximately $1.2 million for the remainder of 2011 and approximately $3.1 million for each year in which 28 net Mmcfe of processing capacity is reserved. As of March 31, 2011, our production has increased to levels above 14 net Mmcfe and it is unlikely, in management’s estimates, that we will incur any process capacity expenses going forward.

Operational Commitments

Pursuant to agreements reached during the first quarter of 2011, we have contracted drilling rig services on two rigs to support our Butler County, Pennsylvania operations. The minimum cost to retain these two rigs would require payments of approximately $3.5 million in 2011, $0.6 million in 2012 and $0.1 million 2012, which is consistent with our 70% working interest in this project area. In addition, during the first quarter of 2011 we came to terms on contracted completion services in Butler County, Pennsylvania. The minimum cost to retain the completion services is approximately $17.2 million payable in 2011, which is consistent with our 70% working interest in this project area, if we terminated the contract on day one.

Other

In addition to the Asset Retirement Obligation discussed in Note 2, Future Abandonment Costs, to our Consolidated Financial Statements, we have withheld from distributions to certain other working interest owners amounts to be applied towards their share of those retirement costs. These amounts totaled $0.3 million at each of March 31, 2011 and December 31, 2010 and are included in Other Liabilities on our Consolidated Balance Sheets.

12. EARNINGS PER COMMON SHARE

Basic income per common share is calculated based on the weighted average number of common shares outstanding at the end of the period. Diluted income per common share includes the speculative exercise of stock options, given that the hypothetical effect is not anti-dilutive. Due to our net loss from continuing operations for the three months ended March 31, 2011, we excluded all 826,511 outstanding stock options because the effect would have been anti-dilutive to the computations. Stock options of 793,178 for the three months ended March 31, 2010 were outstanding but not included in the computations of diluted net income per share because the grant prices were greater than the average market price of the common shares. The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net Income (Loss)	$(7,500)	$2,048
Denominator:
Weighted Average Common Shares Outstanding - Basic	44,311	42,126
Effect of Dilutive Securities:
Employee Stock Options	—	74

Weighted Average Common Shares Outstanding - Diluted	44,311	42,200
Earnings per Common Share:
Basic — Net Income (Loss)	$(0.17)	$0.05
Diluted — Net Income (Loss)	$(0.17)	$0.05

13. VARIABLE INTEREST ENTITIES

Keystone Midstream Services, LLC

On December 21, 2009, our wholly owned subsidiary, R.E. Gas Development, LLC (“R.E. Gas”), and Stonehenge Energy Resources, L.P. (“Stonehenge”) formed Keystone Midstream Services, LLC (“Keystone Midstream”), a midstream joint venture focused on building, operating and owning a high pressure gathering system and cryogenic gas processing plant in Butler County, Pennsylvania. As of June 30, 2010 R.E. Gas owned a 40% membership interest in Keystone Midstream and the remaining 60% membership interest was owned by Stonehenge, which also serves as the operator of the entity. At such time, we were considered the primary beneficiary of Keystone Midstream and were thus required to consolidate the operations of the entity.

On September 30, 2010, we sold 30% of our interest in Keystone Midstream to Sumitomo, decreasing our ownership of the entity to 28% and triggering a reevaluation of the consolidation analysis. Due to our decreased ownership in Keystone Midstream and our decreased ownership of the Butler County, Pennsylvania assets to be serviced by Keystone Midstream (see Note 3, Acquisitions and Dispositions, to our Consolidated Financial Statements), we no longer have the power to direct the activities that most significantly impact the entity’s economic performance. Thus, we are no longer considered the primary beneficiary of Keystone Midstream and deconsolidated the operations of the entity as of September 1, 2010.

14. EQUITY METHOD INVESTMENTS

RW Gathering, LLC

Pursuant to the terms of the Williams PEA, we and Williams agreed to form RW Gathering, LLC (“RW Gathering”), to own any gas-gathering assets that we agree to jointly construct in order to facilitate the development of our Project Area. The initial members of RW Gathering were Williams and us, each owning an equal interest in the company. On September 30, 2010, pursuant to the Sumitomo PEA, we sold 20% of our interest in RW Gathering to Sumitomo, decreasing our ownership in RW Gathering to 40% (for additional information, see Note 3, Business and Oil and Gas Property Acquisitions and Dispositions, to our Consolidated Financial Statements). Williams is the manager and operator of RW Gathering.

We recorded our investment in RW Gathering of approximately $9.9 million and $6.4 million as of March 31, 2011 and December 31, 2010, respectively, on our Consolidated Balance Sheets as Equity Method Investments. During the first quarter of 2011 we contributed approximately $3.5 million in cash to RW Gathering to support current pipeline and gathering line construction, compared with $2.4 million for the same period in 2010. RW Gathering recorded net losses from continuing operations of $0.1 million and $2,000 for the three-month periods ended March 31, 2011 and 2010, respectively. The losses incurred were due to insurance fees, bank fees, rent expenses and depreciation expense. Our share of the net loss is recorded on the Statements of Operations as Loss on Equity Method Investments.

During the three months ended March 31, 2011 and 2010, we incurred approximately $0.2 million and $0.1 million, respectively, in compression expenses that were charged to us from Williams Production Appalachia, LLC. These costs are in relation to compression costs incurred by RW Gathering and are recorded as Production and Lease Operating Expense on our Consolidated Statement of Operations. As of March 31, 2011 and December 31, 2010, there were no receivables or payables in relation to RW Gathering due to or from us.

Keystone Midstream

Under the equity method, we recorded our investment as of March 31, 2011 in Keystone Midstream of approximately $14.4 million on our Consolidated Balance Sheet as Equity Method Investments. During the first quarters of 2011 and 2010, we contributed approximately $2.7 million and $1.6 million, respectively, to Keystone Midstream to primarily support the construction of the cryogenic gas processing plants. Keystone Midstream recorded net losses from operations of $0.8 million and $0.1 million for the three-month periods ended March 31, 2011 and 2010, respectively.

Prior to September 1, 2010, we consolidated the results of Keystone Midstream and Stonehenge’s share of net loss was recorded as Net Loss Attributable to Noncontrolling Interests. Since September 1, 2010, we have recorded our share of net losses related to Keystone Midstream as Loss on Equity Method Investments on our Consolidated Statements of Operations. Our share of losses incurred through March 31, 2011 under the equity method of accounting are primarily due to project management costs, general and administrative expenses and DD&A expenses.

During the three months ended March 31, 2011 and 2010, we incurred approximately $0.7 million and $0, respectively, in transportation, processing and capacity reservation expenses that were charged to us from Keystone Midstream. Prior to September 1, 2010, the charges incurred were eliminated in consolidation. Since September 1, 2010, such transportation charges have been recorded as Production and Lease Operating Expense on our Consolidated Statements of Operations. As of March 31, 2011 and December 31, 2010, there was approximately $0.2 million in payables due from us to Keystone Midstream for gas processing services provided during the respective periods. As of March 31, 2011 and December 31, 2010, there was approximately $0.1 million and $0 due to us from Keystone Midstream, respectively, for expenses paid by us on Keystone Midstream’s behalf. For additional information on our relationship and transactions with Keystone Midstream, see Note 13, Variable Interest Entities, to our Consolidated Financial Statements.

15. IMPAIRMENT

For the three-month period ended March 31, 2011, we incurred approximately $5.3 million in impairment expenses. We continually monitor the carrying values of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment. The expense incurred is primarily related to the surrender or expiration of several unproved leases in our DJ Basin area of operations by reducing their carrying values to zero. We conducted a 3-D seismic review for this area of our operations during the period, the results of which contributed to our decision not to renew certain leaseholds in the region. This compares to expense of approximately $0.6 million for the three-month period ended March 31, 2010. This expense was incurred primarily in relation to leasehold expirations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K and the unaudited financial statements included elsewhere herein.

We use a variety of financial and operational measurements at interim periods to analyze our performance. These measurements include an analysis of production and sales revenue for the period; EBITDAX, a non-GAAP financial measurement; lease operating expenses per Mcf equivalent (“LOE per Mcfe”); and general and administrative (“G&A”) expenses per Mcfe.

Results of Continuing Operations

	For the Three Months Ended March 31,
	2011	2010
Production:
Oil and Condensate (Bbls)	175,081	169,755
Natural Gas (Mcf)	1,284,668	665,420
Natural Gas Liquids (Bbls)	27,333	5,234

Total (Mcfe)(a)	2,499,152	1,715,354
Average daily production:
Oil and Condensate (Bbls)	1,945	1,886
Natural Gas (Mcf)	14,274	7,394
Natural Gas Liquids (Bbls)	304	58

Total (Mcfe)(a)	27,768	19,059
Average sales price:
Oil and Condensate (per Bbl)	$90.52	$74.99
Natural Gas (per Mcf)	$4.41	$5.44
Natural Gas Liquids (per Bbl)	$48.84	$32.02

Total (per Mcfe)(a)	$9.14	$9.63
Average NYMEX prices(b):
Oil (per Bbl)	$94.11	$78.54
Natural Gas (per Mcf)	$4.19	$5.04

(a)	Oil and natural gas liquids are converted at the rate of one barrel of oil equivalent (“BOE”) to six Mcfe.
(b)	Based upon the average of bid week prompt month prices.

	Production and Revenue by Basin
	For Three Months Ended March 31,
	2011	2010
Appalachian
Revenues – Natural Gas	$5,664,663	$3,620,133
Volumes (Mcf)	1,284,668	665,420
Average Price	$4.41	$5.44
Revenues – Condensate	$16,262	$—
Volumes (Bbl)	196	—
Average Price	$82.99	$—
Revenues – Natural Gas Liquids	$1,334,979	$167,629
Volumes (Bbl)	27,333	5,234
Average Price	$48.84	$32.02
Average Production Cost per Mcfe[a]	$1.35	$1.11
Illinois
Revenues – Oil	$15,558,578	$12,729,824
Volumes (Bbl)	171,466	169,755
Average Price	$90.74	$74.99
Average Production Cost per Bbl[a]	$28.85	$29.71
DJ
Revenues – Oil	$273,196	$—
Volumes (Bbl)	3,419	—
Average Price	$79.91	$—
Average Production Cost per Bbl[a]	$11.02	$—

a	Excludes ad valorem and severance taxes.

	Other Performance Measurements
	For Three Months Ended March 31,
	2011	2010
EBITDAX (in thousands)	$11,219	$6,655
LOE per Mcfe	$2.88	$3.45
G&A per Mcfe	$2.50	$2.43

General Overview

Operating revenue for the three-month period ended March 31, 2011 increased 39.8% when compared to the same period in 2010. This increase is primarily due to the continued success of our Marcellus Shale drilling program, which was partially offset by a decrease in natural gas prices, and an increase in the average sales price of our oil. The start-up of our jointly owned cryogenic gas processing plant in Butler County, Pennsylvania increased our available capacity to sell gas and natural gas liquids in the region where we also placed into sales 10 new horizontal wells at various points during the quarter. The average sales price per Mcfe during the three-month period ended March 31, 2011 was $9.14 as compared to $9.63 during the comparable period of 2010. Total production for the three-month period ended March 31, 2011 increased approximately 45.7% when compared to the same period in 2010. The increase in production can be attributed to the continued success of our Marcellus Shale drilling program in the Appalachian Basin, where production increased approximately 108.1%, primarily related to the start-up of our jointly owned cryogenic gas processing plant in Butler County, Pennsylvania.

Operating expenses increased $11.0 million, or 64.0% for the three-month period ended March 31, 2011 as compared to the same period in 2010. Operating expenses are primarily comprised of: Production and Lease Operating Expenses; G&A Expenses; Exploration Expenses; Impairment Expense; and DD&A Expenses. The increase is attributable to higher impairment expense compared to the same period in 2010.

Production and Lease Operating Expenses increased during the three-month period ended March 31, 2011, as compared to the same period in 2010 primarily due to costs associated with our jointly owned cryogenic gas processing plant in our Butler County, Pennsylvania project area, for which operations commenced during the fourth quarter of 2010. We pay certain fees to process our gas through the plant, which totaled approximately $0.7 million during the first quarter of 2011. Despite the overall increase in Production and Lease Operating Expenses, our per unit cost decreased approximately 16.5%. G&A expenses increased during the three-month period ended March 31, 2011, as compared to the same period in 2010 primarily due to recruiting, severance and personnel adjustments. We incurred higher recruiting expenses during the first quarter of 2011 in relation to our ongoing recruitment of high quality personnel, which led to an increase in wages and benefits through increased number of employees. Also during the quarter, we incurred expenses in relation to severance packages for employees whose employment was terminated during the period. The increase in our impairment expense can be attributed to the surrender or expiration of several leases in our DJ Basin area of operations. Our exploration expense during the first quarter of 2011 increased primarily due to cost incurred related to 3-D seismic activity in our DJ Basin area of operations.

EBITDAX, is used as a financial measure by us and by other users of our financial statements, such as our commercial bank lenders, to analyze such things as:

•	Our operating performance and return on capital in comparison to those of other companies in our industry, without regard to financial structure;

•	The financial performance of our assets and valuation of the entity, without regard to financing methods, capital structure or historical costs basis;

•	Our ability to generate cash sufficient to pay interest costs and support our indebtedness; and

•	The viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

EBITDAX increased approximately $4.6 million to $11.2 million for the three-month period ended March 31, 2011 as compared to the same period in 2010. The increase in EBITDAX can be primarily attributed to higher natural gas production and higher average sales prices for oil, resulting in increased operating revenues. These increases were partially offset by an increase in operating expenses, particularly Production and Lease Operating Expense and G&A Expense.

LOE per Mcfe measures the average cost of extracting oil and natural gas from our basin reserves during the period. This measurement is also commonly referred to in the industry as our “lifting cost”. It represents the average cost of extracting one Mcf of natural gas equivalent from our oil and natural gas reserves in the ground. LOE per Mcfe decreased by $0.57 for the three months ended March 31, 2011, as compared to the same period in 2010. G&A expenses per Mcfe measures overhead costs associated with our management and operations. G&A expenses per Mcfe increased to approximately $2.50 for the three-month period ended March 31, 2011, as compared to $2.43 for the same period in 2010.

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010.

Oil and gas revenue for the three-month periods ended March 31, 2011 and 2010 ($ in thousands, except total Mcfe production and price per Mcfe) is summarized in the following table:

	For Three Months Ended March 31,
	2011	2010	Change	%
Oil and Gas Revenues:
Oil and condensate sales revenue	$15,848	$12,730	$3,118	24.5%
Oil derivatives realized(a)	$(147)	$(834)	$687	82.4%

Total oil and condensate revenue and derivatives realized	$15,701	$11,896	$3,805	32.0%
Gas sales revenue	$5,665	$3,620	$2,045	56.5%
Gas derivatives realized(a)	$1,518	$599	$919	153.4%

Total gas revenue and derivatives realized	$7,183	$4,219	$2,964	70.3%
Total natural gas liquid revenue	$1,335	$168	$1,167	694.6%
Consolidated sales	$22,848	$16,518	$6,330	38.3%
Consolidated derivatives realized(a)	$1,371	$(235)	$1,606	683.4%

Total oil and gas revenue and derivatives realized	$24,219	$16,283	$7,936	48.7%
Total Mcfe Production	2,499,152	1,715,354	783,798	45.7%
Average Realized Price per Mcfe	$9.69	$9.49	$0.20	2.1%

(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for oil and gas during the first quarter of 2011, after the effect of derivative activities, was $9.69 per Mcfe, an increase of 2.1%, or $0.20 per Mcfe, from the same quarter in 2010. The average price for oil and condensate, after the effect of derivative activities, increased 28.0%, or $19.60 per barrel, to $89.68 per barrel. The average price for natural gas, after the effect of derivative activities, decreased 11.8%, or $0.75 per Mcf, to $5.59 per Mcf. Our derivative activities effectively increased net realized price by $0.55 per Mcfe in the first quarter of 2011 and decreased net realized prices by $0.14 per Mcfe in the first quarter of 2010.

Production volumes in the first quarter of 2011 increased 45.7% from the first quarter of 2010. Natural gas production increased approximately 93.1%, primarily due to the production in our Marcellus Shale drilling operations in Westmoreland and Butler Counties in the Commonwealth of Pennsylvania. Oil production increased approximately 3.1% in the first quarter of 2011 as compared to the same period in 2010, primarily due to additional production in the DJ Basin, which was partially offset by the natural decline of our oil properties in the Illinois Basin. NGL production increased to 27,333 barrels in the first quarter of 2011 as compared to 5,234 barrels in the same period of 2010. This increase is attributable to our overall increase in natural gas production in Butler County, Pennsylvania in conjunction with commencing operations of our jointly owned cryogenic gas processing plant during the fourth quarter of 2010. Overall, our production for the three months ended March 31, 2011 averaged 27,768 Mcfe per day, of which 51.4% was attributable to natural gas, 42.0% to oil and 6.6% was a result of natural gas liquids production.

Other operating revenue for the three months ended March 31, 2011 and March 31, 2010 was approximately $0.6 million and $0.2 million, respectively. We generate other operating revenue from various activities such as revenue from the transportation of third-party natural gas and the sale and transfer of water used in the completion of Marcellus Shale wells in the Appalachian Basin.

Production and lease operating expenses increased approximately $1.3 million, or 21.6%, in the first quarter of 2011 from the same period in 2010. The increase in expense is primarily due to commencing operations of a jointly owned cryogenic gas processing plant in Butler County, Pennsylvania during the fourth quarter of 2010 for which we pay certain fees to process our produced gas. These charges totaled approximately $0.7 million for the first quarter of 2011. In addition to our gas processing expenses, in the first quarter of 2011 we incurred charges of approximately $0.2 million for the dismantlement of our refrigeration plant in Butler County, Pennsylvania, which was no longer needed in this area to process gas due to the start-up of the cryogenic gas processing plant.

G&A expenses for the first quarter of 2011 increased approximately $2.1 million, or 50.0%, to $6.2 million from the same period in 2010. G&A expenses increased during the three-month period ended March 31, 2011, as compared to the same period in 2010 primarily due to recruiting, severance and adjustments to our number of employees. We incurred higher recruiting expenses during the first quarter of 2011 in relation to our ongoing recruitment of high quality personnel, which led to an increase in wages and benefits through increased headcounts. Also during the quarter, we incurred expenses in relation to severance packages for employees whose employment was terminated during the period.

Impairment expenses for the first quarter of 2011 totaled approximately $5.3 million as compared to $0.6 million during the comparable period in 2010. The increase in our impairment expense can be attributed to the surrender or expiration of several leases in our DJ Basin area of operations. A 3-D seismic review was completed for this area of our operations during the first quarter of 2011, the results of which contributed to our decision not to renew certain leaseholds in the basin.

Exploration expense of oil and gas properties for the first quarter of 2011 increased approximately $1.8 million from the same period in 2010. The increase in expense is primarily associated with 3-D seismic activity in our DJ Basin. This activity began in late 2010 and was completed in the first quarter of 2011.

DD&A expenses for the three months ended March 31, 2011 increased approximately $0.8 million, or 15.4%, from $5.1 million for the same period in 2010. This increase is primarily attributable to the increase in our asset base and associated production when compared to 2010.

Interest expense, net of interest income, for the three months ended March 31, 2011 was approximately $0.3 million as compared to $0.1 million for the same period in 2010. The increase of $0.2 million was primarily due to the higher average borrowings on our senior secured line of credit. During the first quarter of 2010, we completed a public offering of common stock and used a portion of the proceeds to pay off the balance of our outstanding borrowings under our line of credit.

Gain (loss) on derivatives, net includes a loss of approximately $7.1 million for the first quarter of 2011 as compared to a gain of $3.8 million for the same period in 2010. Changes are attributable to the volatility of oil and gas commodity prices in the marketplace along with changes in our portfolio of outstanding collars and swap derivatives. Losses from derivative activities generally reflect higher oil and gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market.

Net income tax benefit (expense) was a benefit of approximately $4.7 million for the three months ended March 31, 2011 as compared to income tax expense of approximately $1.3 million for the three months ended March 31, 2010. The change was due to the net loss during the first quarter of 2011 that was primarily attributable to impairment expenses and unrealized losses on our outstanding oil derivatives.

Net income (loss) attributable to Rex Energy for the first quarter of 2011 was a loss of approximately $7.5 million, as compared to net income of approximately $2.0 million for the comparable period in 2010 as a result of the factors discussed above.

Capital Resources and Liquidity

Our primary needs for cash are for the exploration, development and acquisition of oil and gas properties. During the three months ended March 31, 2011, $41.3 million of capital was expended on drilling projects, facilities and related equipment and acquisitions of unproved acreage. The capital program was funded by net cash flow from operations and through borrowings under our Senior Credit Facility. Our 2011 capital budget is expected to continue to be funded primarily by cash flow from operations, joint ventures, non-core assets sales and borrowings under our Senior Credit Facility. We currently believe we have sufficient liquidity and cash flow to meet our obligations for the next twelve months; however, a significant drop in commodity prices, particularly natural gas, or reduction in production or reserves could adversely affect our ability to fund capital expenditures and meet our financial obligations. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may also elect to issue additional shares of stock, subordinated notes or other securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

Our ability to fund our capital expenditure program is dependent upon the level of product prices and the success of our exploration programs in replacing our existing oil and gas reserves. If product prices decrease, our operating cash flows may decrease and the banks may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program. The effects of product prices on cash flow can be mitigated through the use of commodity derivatives. If we are unable to replace our oil and gas reserves through our acquisitions, development and exploration programs, we may also suffer a reduction in our operating cash flow and access to funds under the Senior Credit Facility. Under extreme circumstances, product price reductions or exploration drilling failures could allow the banks to seek to foreclose on our oil and gas properties, thereby threatening our financial viability.

Our cash flow from operations is driven by commodity prices and production volumes. Prices for oil and gas are driven by, among other things, seasonal influences of weather, national and international economic and political environments and, increasingly, from heightened demand for hydrocarbons from emerging nations. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices could decrease our exploration and development expenditures. Cash flows from operations and borrowings from our Senior Credit Facility have been primarily used to fund exploration and development of our oil and gas interests. As of March 31, 2011, we had $130.0 million available for borrowing under our Senior Credit Facility of $160.0 million. We are not restricted as to our borrowings under the Senior Credit Facility; however we are subject to the minimum financial requirements detailed in Note 6, Long-Term Debt and Other Obligations, to our Consolidated Financial Statements.

In addition, we have utilized two joint venture agreements with Sumitomo and Williams to supplement our capital outlay to assist in sustaining our growth prospects. Through the Sumitomo PEA, Sumitomo agreed to pay approximately $58.8 million in drilling expenses in our joint venture areas. As of March 31, 2011, there was approximately $6.4 million in drilling expenses remaining to be funded by Sumitomo. In addition to the drilling carry, Sumitomo has also agreed to pay to us a management fee of $150 per acre for leases acquired in our Butler County, Pennsylvania project area.

Financial Condition and Cash Flows for the Three Months Ended March 31, 2011 and 2010

The following table summarizes our sources and uses of funds for the periods noted:

	Three Months Ended March 31, ($ in Thousands)
	2011	2010
Cash flows provided by operations	$11,640	$4,663
Cash flows used in investing activities	(32,258)	(37,036)
Cash flows provided by financing activities	19,782	60,144

Net increase (decrease) in cash and cash equivalents	$(836)	$27,771

Net cash provided by operating activities increased by approximately $7.0 million in the first three months of 2011 over the same period in 2010. The increase in 2011 was affected by a combination of factors, but was primarily driven by increased oil and gas production, increased oil prices and an increase in realized gains on natural gas derivatives. Partially offsetting these cash flow increases were increased production and G&A expenses.

Net cash used in investing activities decreased by approximately $4.8 million from the first three months of 2010 to $32.3 million in the first three months of 2011. This change can be primarily attributed by the drilling and leasing costs being paid on our behalf by Sumitomo, which was partially offset by increasing drilling and leasing activity. During the period, we completed the Sumitomo drilling carry in our Butler County, Pennsylvania project area as well as the Phase I Leasing. At March 31, 2011, approximately $6.4 million remains on the Sumitomo drilling carry in the Westmoreland and Clearfield Counties, Pennsylvania project areas. In addition, we received approximately $2.6 million from Sumitomo in the form of a management fee for the leasing of acreage in our Butler County, Pennsylvania project area.

Net cash provided by financing activities decreased by approximately $40.4 million from the first three months of 2010 to

$19.8 million for the first three months of 2011. The decrease is primarily due to our public offering of common stock during the first quarter of 2010, from which we received net proceeds of approximately $80.2 million. Partially offsetting this decrease was a decrease in repayments of our long-term debt of $23.0 million.

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

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended March 31, 2011, there were no material changes to the critical accounting policies previously reported by us in our Annual Report on Form 10-K for the year ended December 31, 2010. We describe critical recently adopted and issued accounting standards in Item 1. Financial Statements—Note 4, “Recently Issued Accounting Pronouncements.”

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

We believe that EBITDAX assists our lenders and investors in comparing our performance on a consistent basis without regard to certain expenses, which can vary significantly depending upon accounting methods. Because we may borrow money to finance our operations, interest expense is a necessary element of our costs. In addition, because we use capital assets, depreciation and amortization are also necessary elements of our costs. Finally, we are required to pay federal and state taxes, which are necessary elements of our costs. Therefore, any measures that exclude these elements have material limitations.

To compensate for these limitations, we believe it is important to consider both net incomes determined under GAAP and EBITDAX to evaluate our performance.

The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented ($ in thousands):

	Three Months Ended March 31,
	2011	2010
Net Income (Loss) From Continuing Operations	$(7,602)	$1,992
Add Back Depletion, Depreciation, Amortization and Accretion	5,878	5,092
Add Back Non-Cash Compensation Expense	470	433
Add Back Interest Expense(a)	309	360
Add Back Impairment Expense	5,308	571
Add Back Exploration Expenses	2,975	1,135
Less Interest Income	(7)	(35)
Add Back Loss on Disposal of Assets	17	2
Add Back (Less) Unrealized Loss (Gain) from Financial Derivatives	8,449	(4,223)
Add Back Noncontrolling Interest Net Loss	102	56
Add Back (Less) Income Tax Expense (Benefit)	(4,713)	1,281
Add Back (Less) Equity Method Investment EBITDAX	33	(9)

EBITDAX	$11,219	$6,655

(a)	Includes settlements on interest rate swap for the period ending March 31, 2010

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

For the three-month period ended March 31, 2011, the net realized gains on oil and natural gas derivatives were approximately $1.4 million, as compared to net realized losses of approximately $0.4 million for the comparable period in 2010. These gains and losses are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations. As of March 31, 2011, we had approximately 82.2%, 77.1% and 34.3% of our current oil production on an annualized basis hedged through 2011, 2012 and 2013, respectively, and 112.1%, 77.1% and 70.1% of our current gas production on an annualized basis hedged through 2011, 2012 and 2013, respectively.

For the three-month period ended March 31, 2011, the net unrealized loss on oil and natural gas derivatives was $8.4 million, as compared to gains of $4.2 million for the comparable period in 2010. The net unrealized gains and losses are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations.

While the use of derivative arrangements limits the downside risk of adverse price movements, it may also limit our ability to benefit from increases in the prices of natural gas and oil. We enter into all of our derivatives transactions with two counterparties and have a netting agreement in place with the counterparties. While we do not obtain collateral to support the agreements, we do monitor the financial viability of counterparties and believe our credit risk is minimal on these transactions. Under these arrangements, payments are received or made based on the differential between a fixed and a variable commodity price. These agreements are settled in cash at expiration or exchanged for physical delivery contracts. In the event of nonperformance, we would be exposed again to price risk. We have additional risk of financial loss because the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the derivative transaction. Moreover, our derivatives arrangements generally do not apply to all of our production and thus provide only partial price protection against declines in commodity prices. We expect that the amount of our derivatives will vary from time to time.

For a summary of our current oil and natural gas derivative positions at March 31, 2011, refer to Note 7 of our Consolidated Financial Statements, Fair Value of Financial and Derivative Instruments.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to various risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decrease for a substantial amount of time or decline significantly, revenues and cash flows would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. Conversely, increases in the market prices for oil and natural gas can have a favorable impact on our financial condition, results of operations and capital resources. Based on March 31, 2011 production, we project that a 10% decline in the price per barrel of oil and natural gas liquids and the price per Mcf of gas from the first three months of the 2011 average would reduce our gross revenues, before the effects of derivatives, for the remaining nine months of 2011 by approximately $6.5 million.

We have designed our hedging policy to reduce the risk of price volatility for our production in the natural gas and crude oil markets. Our risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments that we use include swaps, collars, put spreads, put options and three way collars. The volume of derivative instruments that we may use are governed by the risk management policy and can vary from year to year, but under most circumstances will apply to only a portion of our current and anticipated production, and will provide only partial price protection against declines in oil and natural gas prices. We are exposed to market risk on our open contracts, to the extent of changes in market prices of oil and natural gas. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged. Further, if our counterparties should default, this protection might be limited as we might not receive the benefits of the hedges.

At March 31, 2011, the following commodity derivative contracts were outstanding:

Period	Volume	Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2011 – Collar	432,000 Bbls	$—	$68.54	$104.69	$—	$(4,364)
2012 – Collar	540,000 Bbls	—	67.10	112.03	—	(4,800)
2013 – Collar	240,000 Bbls	—	70.50	120.00	—	(1,300)

	1,212,000 Bbls					$(10,464)
Natural Gas
2011 – Swap	1,260,000 Mcf	$—	$—	$—	$4.81	$303
2011 – Put Spread	540,000 Mcf	3.68	5.00	—	—	308
2011 – Three Way Collar	540,000 Mcf	4.00	4.75	5.25	—	97
2011 – Put	540,000 Mcf	—	8.00	—	—	1,829
2011 – Collar	1,440,000 Mcf	—	4.91	6.58	—	805
2012 – Swap	1,320,000 Mcf	—	—	—	5.58	694
2012 – Three Way Collar	720,000 Mcf	4.00	4.75	5.25	—	(159)
2012 – Collar	1,920,000 Mcf	—	4.84	6.50	—	486
2013 – Collar	3,600,000 Mcf	—	5.00	6.25	—	290

	11,880,000 Mcf					$4,653

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and prime rate based, as determined by our lenders, and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on our obligations. We have used an interest rate swap agreement in the past to manage risk associated with interest payments on amounts outstanding from variable rate borrowings under our Senior Credit Facility. We currently do not have any interest rate derivative contracts in place.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth under the subsections Legal Reserves and Environmental in Note 11, Commitments and Contingencies, to our Consolidated Financial Statements included in Item 1 of Part 1 of this report is incorporated herein by reference.

Item 1A.	Risk Factors.

During the quarter ended March 31, 2011, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	Exhibits.

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of Rex Energy Corporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K as filed with the SEC on March 3, 2010).

3.2	Amended and Restated Bylaws of Rex Energy Corporation (filed herewith).

10.1	Separation Agreement by and between Timothy P. Beattie and Rex Energy Operating Corp. dated January 28, 2011 (incorporated by reference to Exhibit 16.43 to our Annual Report on Form 10-K filed with the SEC on March 3, 2011)+

10.2	Rex Energy Corporation Executive Change of Control Policy (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 16, 2011)+

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

+	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REX ENERGY CORPORATION (Registrant)

Date: May 4, 2011	By:	/s/ DANIEL J. CHURAY
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2011	By:	/s/ THOMAS C. STABLEY
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of Rex Energy Corporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K as filed with the SEC on March 3, 2010).

3.2	Amended and Restated Bylaws of Rex Energy Corporation (filed herewith).

10.1	Separation Agreement by and between Timothy P. Beattie and Rex Energy Operating Corp. dated January 28, 2011 (incorporated by reference to Exhibit 16.43 to our Annual Report on Form 10-K filed with the SEC on March 3, 2011).+

10.2	Rex Energy Corporation Executive Change of Control Policy (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 16, 2011).+

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

+	Indicates management contract or compensation plan or arrangement.