Form 10-Q
period 2011-06-30
REX ENERGY CORP
filed 2011-08-05
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Check One:

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

44,429,296 common shares were outstanding on August 1, 2011.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD JUNE 30, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, but not limited to, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or similar terminology.

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

Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on forward looking-statements, which speak only as of the date of this report. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except Shares and per Share Amounts)

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS
Current Assets
Cash and Cash Equivalents	$17,343	$11,008
Accounts Receivable	21,193	28,860
Short-Term Derivative Instruments	3,431	4,564
Deferred Taxes	1,760	0
Inventory, Prepaid Expenses and Other	1,089	1,327

Total Current Assets	44,816	45,759
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	288,737	241,586
Unevaluated Oil and Gas Properties	102,837	91,574
Other Property and Equipment	42,097	42,226
Wells and Facilities in Progress	64,351	37,393
Pipelines	4,080	4,080

Total Property and Equipment	502,102	416,859
Less: Accumulated Depreciation, Depletion and Amortization	(103,372)	(93,063)

Net Property and Equipment	398,730	323,796
Restricted Cash	2,525	16,111
Intangible Assets and Other Assets – Net	1,368	1,570
Equity Method Investments	30,579	18,399
Long-Term Derivative Instruments	2,079	1,450

Total Assets	$480,097	$407,085

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$52,315	$49,401
Accrued Expenses	24,945	10,168
Short-Term Derivative Instruments	2,418	1,860
Current Deferred Tax Liability	0	1,908

Total Current Liabilities	79,678	63,337
Senior Secured Line of Credit and Long-Term Debt	70,018	10,120
Long-Term Derivative Instruments	2,054	1,517
Long-Term Deferred Tax Liability	7,102	5,930
Other Deposits and Liabilities	850	4,283
Future Abandonment Cost	18,053	17,222

Total Liabilities	$177,755	$102,409
Commitments and Contingencies (See Note 11)
Stockholders’ Equity
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 44,435,788 shares issued and outstanding on June 30, 2011 and 44,306,677 shares issued and outstanding on December 31, 2010.	44	44
Additional Paid-In Capital	375,634	373,856
Accumulated Deficit	(73,580)	(69,519)

Rex Energy Stockholders’ Equity	302,098	304,381
Noncontrolling Interests	244	295

Total Stockholders’ Equity	302,342	304,676

Total Liabilities and Stockholders’ Equity	$480,097	$407,085

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in Thousands, Except per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
OPERATING REVENUE
Oil and Natural Gas Sales	$28,382	$15,530	$51,230	$32,048
Other Revenue	769	156	1,341	396

TOTAL OPERATING REVENUE	29,151	15,686	52,571	32,444
OPERATING EXPENSES
Production and Lease Operating Expense	8,159	5,791	15,357	11,711
General and Administrative Expense	8,927	4,573	15,172	8,735
(Gain) Loss on Disposal of Asset	441	(10)	458	(7)
Impairment Expense	6,496	577	11,804	1,148
Exploration Expense	239	2,311	3,213	3,446
Depreciation, Depletion, Amortization and Accretion	6,161	5,139	12,039	10,232
Other Operating Expense	511	333	957	566

TOTAL OPERATING EXPENSES	30,934	18,714	59,000	35,831
LOSS FROM OPERATIONS	(1,783)	(3,028)	(6,429)	(3,387)
OTHER INCOME (EXPENSE)
Interest Income	3	16	10	51
Interest Expense	(250)	(167)	(559)	(331)
Gain on Derivatives, Net	7,692	4,261	614	8,053
Other Income (Expense)	32	(110)	19	(142)
Gain (Loss) on Equity Method Investments	6	(16)	(270)	(17)

TOTAL OTHER INCOME (EXPENSE)	7,483	3,984	(186)	7,614
INCOME (LOSS) BEFORE INCOME TAX	5,700	956	(6,615)	4,227
Income Tax Benefit (Expense)	(2,216)	(143)	2,496	(1,424)

INCOME (LOSS)	3,484	813	(4,119)	2,803
Net Income (Loss) Attributable to Noncontrolling Interests	44	(64)	(58)	(120)

NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$3,440	$877	$(4,061)	$2,923

Earnings per common share:
Basic – Net Income (Loss) Attributable to Rex Common Shareholders	$0.08	$0.02	$(0.09)	$0.07
Basic – Weighted Average Shares of Common Stock Outstanding	44,363	44,028	44,337	43,082
Diluted – Net Income (Loss) Attributable to Rex Common Shareholders	$0.08	$0.02	$(0.09)	$0.07
Diluted – Weighted Average Shares of Common Stock Outstanding	44,451	44,117	44,337	43,188

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2011

(Unaudited, $ in Thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Rex Energy Stockholders’ Equity	Noncontrolling Interests
BALANCE December 31, 2010	44,307	$44	$373,856	$(69,519)	$304,381	$295
Non-Cash Compensation Expense	0	0	1,076	0	1,076	0
Stock Option Exercises	70	0	702	0	702	0
Issuance of Restricted Stock, Net	59	0	0	0	0	0
Capital Contributions	0	0	0	0	0	7
Net Loss	0	0	0	(4,061)	(4,061)	(58)

BALANCE June 30, 2011	44,436	$44	$375,634	$(73,580)	$302,098	$244

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, $ in Thousands)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(4,119)	$2,803
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss from Equity Method Investments	270	17
Non-cash Expenses	1,110	1,060
Depreciation, Depletion, Amortization and Accretion	12,039	10,232
Unrealized (Gain) Loss on Derivatives	1,599	(8,335)
Exploration Expense	313	0
Deferred Income Tax Expense (Benefit)	(2,496)	1,424
Impairment Expense	11,804	1,148
(Gain) Loss on Sale of Asset	458	(7)
Changes in operating assets and liabilities
Accounts Receivable	7,654	6,267
Inventory, Prepaid Expenses and Other Assets	239	(442)
Accounts Payable and Accrued Expenses	16,412	(6,105)
Other Assets and Liabilities	(10,388)	(1,799)

NET CASH PROVIDED BY OPERATING ACTIVITIES	34,895	6,263
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Leasing Initiative	3,882	0
Change in Restricted Cash	13,586	0
Equity Method Investments	(10,183)	(3,269)
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	1,065	24
Acquisitions of Undeveloped Acreage	(25,834)	(38,581)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(71,328)	(41,164)

NET CASH USED IN INVESTING ACTIVITIES	(88,812)	(82,990)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debts and Lines of Credit	0	(23,000)
Proceeds from Long-Term Debts and Lines of Credit	60,000	15,000
Repayments of Loans and Other Notes Payable	(457)	(297)
Capital Contributions by the Partners of Equity Method Investments and Consolidated Joint Ventures	7	12,628
Proceeds from the Issuance of Common Stock, Net of Issuance Costs	702	80,192

NET CASH PROVIDED BY FINANCING ACTIVITIES	60,252	84,523

NET INCREASE IN CASH	6,335	7,796
CASH – BEGINNING	11,008	5,582

CASH – ENDING	$17,343	$13,378
SUPPLEMENTAL DISCLOSURES
Interest Paid	452	230
NON-CASH ACTIVITIES
Equipment Financing	75	445

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Rex Energy Corporation, together with our subsidiaries (the “Company”), is an independent oil and gas company with operations currently focused on the Illinois, Appalachian and Denver-Julesburg (“DJ”) Basins. In the Illinois Basin, in addition to our developmental oil drilling, we are focused on the implementation of enhanced oil recovery on our properties. In the Appalachian Basin, we are focused on our Marcellus Shale drilling projects. Our focus thus far in the DJ Basin has been on drilling, testing and evaluating our acreage that we believe to be prospective for horizontal oil well drilling in the Niobrara formation. Our balanced growth strategy is focused on developing our higher potential exploration drilling prospects and actively seeking to acquire complementary oil and natural gas properties.

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

Subsidiary Guarantors

We filed a registration statement on Form S-3, which became effective June 15, 2011, with respect to certain securities described therein, including debt securities, which may be guaranteed by certain of our subsidiaries. Rex Energy Corporation is a holding company with no independent assets or operations. We contemplate that if guaranteed debt securities are offered pursuant to the registration statement, all guarantees will be full and unconditional and joint and several, and any subsidiaries other than the subsidiary guarantors will be minor. In addition, there are no significant restrictions on the ability of Rex Energy Corporation to receive funds from our subsidiaries through dividends, loans, advances or otherwise.

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

Accretion expense during the three-month periods ended June 30, 2010 and June 30, 2011 totaled approximately $0.5 million and $0.4 million, respectively. Accretion expense during the six-month periods ended June 30, 2010 and June 30, 2011 totaled approximately $0.9 million and $0.7 million, respectively. These amounts are recorded as depreciation, depletion and amortization expense (“DD&A”) on our Consolidated Statements of Operations. In accordance with the terms of our Participation and Exploration Agreements (“PEAs”) with Williams Companies and Sumitomo Corporation (for additional information see Note 3, Business and Oil and Gas Property Acquisitions and Dispositions, to our Consolidated Financial Statements), we account for asset retirement obligations that relate to wells that are drilled jointly based on our interest in those wells.

June 30, 2011
($ in Thousands)
Beginning Balance at December 31, 2010	$17,222
Asset Retirement Obligation Incurred	181
Asset Retirement Obligation Settled	(64)
Asset Retirement Obligation Accretion Expense	714

Total Future Abandonment Cost	$18,053

3. BUSINESS AND OIL AND GAS PROPERTY ACQUISITIONS AND DISPOSITIONS

Acquisitions

Each of the transactions listed below pertains to the leasing of large tracts of acreage and were recorded as Unevaluated Oil and Gas Properties on our Consolidated Balance Sheets. As of June 30, 2011, we had incurred capital expenditures of approximately $97.2 million, of which approximately $25.8 million was for the acquisition of unproved properties in the normal course of business which were not individually significant.

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

In addition to the areas above, we sold to Sumitomo 50% of our interests in approximately 4,500 net acres in Fayette and Centre Counties, Pennsylvania for $9.2 million in cash at closing and $9.2 million in the form of a drilling carry of 80% of our drilling and completion costs. As of June 30, 2011, there were no remaining drilling carries with Sumitomo.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Vale Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation process used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This update is effective for annual and interim periods beginning on or after December 15, 2011. We are currently evaluating the effect of ASU 2011-04 on our financial statements and related disclosures.

5. CONCENTRATIONS OF CREDIT RISK

At times during the three-month period ended June 30, 2011, our cash balance exceeded the Federal Deposit Insurance Corporation’s limit. There were no losses incurred due to such concentrations.

By using derivative instruments to hedge exposure to changes in commodity prices, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparties to perform under the terms of the derivative contract. When the fair value of the derivative is positive, the counterparty owes us, which creates repayment risk. We minimize the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. Our counterparties are investment grade financial institutions, and lenders in our Senior Credit Facility (see Note 6, Long-term Debt and Other Obligations, to our Consolidated Financial Statements). We have a master netting agreement in place with our counterparties that provides for the offsetting of payables against receivables from separate derivative contracts. None of our derivative contracts have a collateral provision that would require funding prior to the scheduled cash settlement date. For additional information, see Note 7, Fair Value of Financial and Derivative Instruments, to our Consolidated Financial Statements.

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. At June 30, 2010, we carried approximately $6.2 million in production receivables, of which approximately $4.0 million were production receivables due from a single customer, Countrymark Cooperative LLP (“Countrymark”). At June 30, 2011, we carried approximately $11.8 million in production receivables, of which approximately $5.0 million were production receivables due from Countrymark. We have a standby letter of credit from Countrymark as support for their monetary obligations to us, up to $4.0 million. To help offset this risk, we operate an oil offload facility in the Illinois Basin that we believe will enable us to diversify the purchasers of our oil in the future if we choose to do so. Additionally, we believe the growth in our Appalachian and DJ Basin operations will help us to minimize our future risks by diversifying our ratio of oil and gas sales as well as the quantity of purchasers.

6. LONG-TERM DEBT AND OTHER OBLIGATIONS

We maintain a revolving credit facility evidenced by the Credit Agreement, dated September 28, 2007, with KeyBank National Association as Administrative Agent; Royal Bank of Canada, as Syndication Agent; and lenders from time to time parties thereto (as amended from time to time, the “Senior Credit Facility”). Borrowings under the Senior Credit Facility are limited by a borrowing base that is determined in regard to our oil and gas properties. As of June 30, 2011, the borrowing base under the Senior Credit Facility was $160.0 million; however, the revolving credit facility may be increased up to $300.0 million upon re-determinations of the borrowing base, consent of the lenders and other conditions described in the agreement. The borrowing base is re-determined by the bank group semi-annually. As of June 30, 2011, loans made under the Senior Credit Facility were set to mature on September 28, 2013. In certain circumstances, we will be required to prepay the loans. Management does not believe that a prepayment will be required within the next twelve months. In August 2011, pursuant to an amendment to our Senior Credit Facility (the “2011 Amendment”), our banking syndicate increased the Senior Credit Facility from $300.0 million to $500.0 million and increased the borrowing base from $160.0 million to $240.0 million. In addition, the 2011 Amendment extended the term of the Senior Credit Facility by two years; the new maturity date is September 28, 2015.

Borrowings under the Senior Credit Facility bear interest, at our election, at the Adjusted LIBOR or the Alternative Base Rate (as defined below) plus, in each case an applicable per annum margin. The applicable per annum margin is determined based upon our total borrowing base utilization percentage in accordance with a pricing grid. The applicable per annum margin ranges from 2.00% to 2.75% for Eurodollar loans and 0.75% to 1.50% for ABR loans. The Adjusted Base Rate is equal to the greater of: (i) KeyBank’s announced prime rate; (ii) the federal funds effective rate from time to time plus  1/2 of 1%; and (iii) LIBOR plus 1.25%. Our commitment fee is also dependent on our total borrowing base utilization percentage and is determined based upon an applicable per annum margin which is a flat rate of 0.50%. In addition to the increased limits under our Senior Credit Facility described above, the 2011 Amendment also lowered the low end of the pricing grid by 25 basis points.

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

The Senior Credit Facility also requires that we meet, on a quarterly basis, minimum financial requirements of consolidated current ratio, EBITDAX to interest expense and total debt to EBITDAX. EBITDAX is a non-GAAP financial measure used by our management team and by other users of our financial statements, such as our commercial bank lenders, which adds to or subtracts from net income the following expenses or income for a given period to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, depletion, amortization, unrealized gains and losses from derivatives, exploration expense and other similar non-cash activity. The covenant states that as of the last day of any fiscal quarter, our ratio of consolidated current assets, which includes the unused portion of our borrowing base, as of such day to consolidated current liabilities as of such day is to not be less than 1.0 to 1.0. On that basis, our current ratio as of June 30, 2011 was approximately 1.7 to 1.0. Additionally, the covenant states that as of the last day of any fiscal quarter, our ratio of EBITDAX for the period of four fiscal quarters ending on such day to interest expense for such period, known as our interest coverage ratio, is not to be less than 3.0 to 1.0. Our interest coverage ratio as of June 30, 2011 was approximately 29.6 to 1.0. Additionally, as of the last day of any fiscal quarter, our ratio of total debt to EBITDAX for the period of four fiscal quarters ending on such day is not to exceed 4.0 to 1.0. Our ratio of total debt to EBITDAX as of June 30, 2011 was approximately 1.8 to 1.0.

In addition to our Senior Credit Facility, we may, from time to time in the normal course of business, finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and other obligations consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	($ in Thousands)	($ in Thousands)
Senior Credit Facility(a)	$70,000	$10,000
Capital Leases and Other Obligations(a)	553	949

Total Debts	70,553	10,949
Less Current Portion of Long-Term Debt	(535)	(829)

Total Long-Term Debts	$70,018	$10,120

(a)

The Senior Credit Facility requires us to make monthly payments of interest on the outstanding balance of loans made under the agreement. Loans made under the Senior Credit Facility mature on September 28, 2015, and in certain circumstances, we will be required to prepay the loans. The average interest rate on borrowings under our Senior Credit Facility for the six months ended June 30, 2011 was approximately 2.4%. The average interest rate on our capital leases and other obligations for the six months ended June 30, 2011 was approximately 2.3%.

7. FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS

Our results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, we enter into oil and natural gas commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor on the settlement dates, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling on the settlement dates, we make payments to our counterparties. We do not enter into these arrangements for speculative trading purposes. As of June 30, 2011, our oil and natural gas derivative commodity instruments consisted of fixed rate swap contracts, collars, puts and put spreads. Accordingly, associated unrealized gains and losses are recorded directly as other income or expense under the heading Gain on Derivatives, Net.

Swap contracts provide a fixed price for a notional amount of sales volumes. Collars contain a fixed floor price (“put”) and ceiling price (“call”). The put options are purchased from the counterparty by our payment of a cash premium. If the put strike price is greater than the market price for a settlement period, then the counterparty pays us an amount equal to the product of the notional quantity multiplied by the excess of the strike price over the market price. The call options are sold to the counterparty, for which we receive a cash premium. If the market price is greater than the call strike price for a settlement period, then we pay the counterparty an amount equal to the product of the notional quantity multiplied by the excess of the market price over the strike price. A three-way collar is a combination of options, a sold call, a purchased put and a sold put. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the settlement price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price we will receive for the volumes under contract.

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

We received net payments of $0.8 million and $0.3 million under these commodity derivative instruments during the three-month periods ended June 30, 2011 and 2010, respectively, and received net payments of $2.2 million and $0.1 million for the six-month periods ended June 20, 2011 and 2010, respectively. Unrealized gains and losses associated with our commodity derivative instruments from continuing operations amounted to a gain of $6.8 million and a loss of $1.6 million for the three and six months ended June 30, 2011, respectively, as compared to unrealized gains of approximately $3.9 million and $7.9 million for the three and six months ended June 30, 2010, respectively.

The following table summarizes the location and amounts of gains and losses on derivative instruments, none of which are designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 ($ in thousands):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Realized Gains (Losses)	Unrealized Gains (Losses)	Total	Realized Gains (Losses)	Unrealized Gains (Losses)	Total
Crude Oil
Reclassification of settled contracts included in prior periods mark-to-market adjustment	$0	$1,455	$1,455	$0	$1,599	$1,599
Mark-to-market fair value adjustments	0	4,672	4,672	0	3,819	3,819
Settlement of contracts (a)	(496)	0	(496)	(864)	0	(864)

Crude Oil Total	(496)	6,127	5,631	(864)	5,418	4,554

Natural Gas
Reclassification of settled contracts included in prior periods mark-to-market adjustment	0	(966)	(966)	0	(1,063)	(1,063)
Mark-to-market fair value adjustments	0	1,688	1,688	0	(447)	(447)
Settlement of contracts (a)	1,339	0	1,339	1,208	0	1,208

Natural Gas Total	1,339	722	2,061	1,208	(1,510)	(302)

Interest Rate
Reclassification of settled contracts included in prior periods mark-to-market adjustment	0	0	0	0	210	210
Mark-to-market fair value adjustments	0	0	0	0	(6)	(6)
Settlement of contracts (a)	0	0	0	(195)	0	(195)

Interest Rate Total	0	0	0	(195)	204	9

Gain (Loss) on Derivatives, Net	$843	$6,849	$7,692	$149	$4,112	$4,261

(a)	These amounts represent the realized gains and losses on settled derivatives, which before settlement are included in the mark-to-market fair value adjustments.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Realized Gains (Losses)	Unrealized Gains (Losses)	Total	Realized Gains (Losses)	Unrealized Gains (Losses)	Total
Crude Oil
Reclassification of settled contracts included in prior periods mark-to-market adjustment	$0	$925	$925	$0	$2,891	$2,891
Mark-to-market fair value adjustments	0	(2,047)	(2,047)	0	3,636	3,636
Settlement of contracts (a)	(643)	0	(643)	(1,698)	0	(1,698)

Crude Oil Total	(643)	(1,122)	(1,765)	(1,698)	6,527	4,829

Natural Gas
Reclassification of settled contracts included in prior periods mark-to-market adjustment	0	(2,115)	(2,115)	0	(962)	(962)
Mark-to-market fair value adjustments	0	1,638	1,638	0	2,414	2,414
Settlement of contracts (a)	2,856	0	2,856	1,807	0	1,807

Natural Gas Total	2,856	(477)	2,379	1,807	1,452	3,259

Interest Rate
Reclassification of settled contracts included in prior periods mark-to-market adjustment	0	0	0	0	389	389
Mark-to-market fair value adjustments	0	0	0	0	(33)	(33)
Settlement of contracts (a)	0	0	0	(391)	0	(391)

Interest Rate Total	0	0	0	(391)	356	(35)

Gain (Loss) on Derivatives, Net	$2,213	$(1,599)	$614	$(282)	$8,335	$8,053

(a)	These amounts represent the realized gains and losses on settled derivatives, which before settlement are included in the mark-to-market fair value adjustments.

As of June 30, 2010, we had entered into an interest rate swap derivative instrument which hedged our interest rate risk associated with changes in LIBOR on $20.0 million of notional value. This interest rate swap expired in November 2010. We used the interest rate swap agreement to manage the risk associated with interest payments on amounts outstanding from variable rate borrowings under our Senior Credit Facility. Under our interest rate swap agreement, we agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return, a specified variable rate of interest times the same notional principal amount. The interest rate under the swap was 4.15%. The fair value of the swap at June 30, 2010 was a liability of $0.4 million. We accounted for the interest rate swap by recording the unrealized and realized gains for the three months and six months ended June 30, 2010 in Gain on Derivatives, Net on our Consolidated Statement of Operations.

Our derivative instruments are recorded on the balance sheet as either an asset or a liability, in either case measured at fair value. The fair value associated with our derivative instruments from continuing operations was an asset of approximately $1.0 million and an asset of $2.6 million at June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011, we had approximately 84.0%, 78.7% and 35.0% of our current oil production on an annualized basis hedged through 2011, 2012 and 2013, respectively, and 96.1%, 81.0% and 75.4% of our current gas production on an annualized basis hedged through 2011, 2012 and 2013, respectively. Our open asset/(liability) financial commodity derivative instrument positions at June 30, 2011 consisted of:

Period	Volume	Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2011—Collar	288,000 Bbls	$0	$68.54	$104.69	$0	$(1,117)
2012—Collar	540,000 Bbls	0	67.10	112.03	0	(2,383)
2013—Collar	240,000 Bbls	0	70.50	120.00	0	(837)

	1,068,000 Bbls					$(4,337)
Natural Gas
2011—Swap	1,020,000 Mcf	$0	$0	$0	$4.82	$266
2011—Put Spread	360,000 Mcf	3.68	5.00	0	0	223
2011—Three Way Collar	360,000 Mcf	4.00	4.75	5.25	0	21
2011—Put	360,000 Mcf	0	8.00	0	0	1,275
2011—Collar	960,000 Mcf	0	4.91	6.58	0	500
2012—Swap	1,320,000 Mcf	0	0	0	5.58	1,068
2012—Three Way Collar	1,440,000 Mcf	4.00	4.88	5.55	0	118
2012—Collar	2,400,000 Mcf	0	4.88	6.25	0	888
2013—Three Way Collar	720,000 Mcf	4.00	5.00	5.85	0	76
2013—Collar	4,080,000 Mcf	0	5.00	6.13	0	941

	13,020,000 Mcf					$5,376

The combined fair value of derivatives, none of which are designated or qualifying as hedges, included in our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 is summarized below ($ in thousands):

	June 30, 2011	December 31, 2010
Short-Term Derivative Assets:
Natural Gas – Swaps	$849	$519
Natural Gas – Three Way Collar	80	0
Natural Gas – Collars	994	1,132
Natural Gas – Puts	1,275	2,464
Natural Gas – Put Spread	233	449

Total Short –Term Derivative Assets	$3,431	$4,564

Long-Term Derivative Assets:
Crude Oil – Collars	$0	$63
Natural Gas – Swaps	534	663
Natural Gas – Collars	1,410	724
Natural Gas – Three Way Collar	135	0

Total Long – Term Derivative Assets	$2,079	$1,450

Total Derivative Assets	$5,510	$6,014

Short-Term Derivative Liabilities:
Crude Oil – Collars	$(2,309)	$(1,850)
Natural Gas – Collars	(60)	(10)
Natural Gas – Swaps	(49)	0

Total Short – Term Derivative Liabilities	$(2,418)	$(1,860)

Long-Term Derivative Liabilities:
Crude Oil – Collars	$(2,029)	$(1,429)
Natural Gas – Collars	(25)	(88)

Total Long – Term Derivative Liabilities	$(2,054)	$(1,517)

Total Derivative Liabilities	$(4,472)	$(3,377)

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

During the three and six months ended June 30, 2011, there were no transfers into or out of Level 1 or Level 2 measurements. The following table presents the fair value hierarchy table for assets and liabilities measured at fair value ($ in thousands):

		Fair Value Measurements at June 30, 2011 Using:
	Total Carrying Value as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives(a) – commodity swaps and collars	$1,038	$0	$1,038	$0
Asset Retirement Obligations	$(18,053)	$0	$0	$(18,053)

(a)	All of our derivatives are classified as Level 2 measurements. For information regarding their classification on our Consolidated Balance Sheets, please refer to the table on page 14 of this report.

The value of our oil derivatives are collar contracts for notional barrels of oil at interval New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The liabilities of our oil derivatives as of June 30, 2011 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil and (iii) the implied rate of volatility inherent in the collar contracts. The implied rates of volatility inherent in our collar contracts were determined based on market-quoted volatility factors. Our gas derivatives are comprised of puts, swaps, collars and three way collar contracts for notional volumes of gas contracted at NYMEX Henry Hub (“HH”). The asset and liability values attributable to our gas derivative contracts as of June 30, 2011 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the collar and three way collar contracts. The implied rates of volatility inherent in our collar and three way collar contracts were determined based on market-quoted volatility factors. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative commodity swaps and collars and interest rate swaps are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

Asset Retirement Obligations

We report the fair value of asset retirement obligations on a nonrecurring basis in our Consolidated Balance Sheets. We estimate the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation; estimated probabilities, amounts and timing of settlements; fixed and variable plugging costs; the credit-adjusted risk-free rate to be used; and inflation rates. These inputs are unobservable, and thus result in a Level 3 classification. Refer to Note 2, Future Abandonment Cost, of our Consolidated Financial Statements for further information on asset retirement obligations, which include a reconciliation of the beginning and ending balances that represent the entirety of our Level 3 fair value measurements.

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

Income tax included in continuing operations was as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income Tax Expense (Benefit)	$2,216	$143	$(2,496)	$1,424
Effective Tax Rate	38.9%	15.0%	37.7%	33.7%

For the three and six months ended June 30, 2011, our overall effective tax rate on pre-tax income from continuing operations was different than the statutory rate of 35% due primarily to state taxes, which was in part offset by downward revisions in relation to permanent differences, changes to estimated future state rates and state net operating loss carryforward true-ups. For the three and six months ended June 30, 2010, our overall effective tax rate on pretax losses from continuing operations was different than the statutory rate of 35% due primarily to an adjustment to the tax basis as it relates to certain non-controlling interest components.

No income tax payments were made during the three and six months ended June 30, 2011, or the comparable periods in 2010.

9. CAPITAL STOCK

We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of June 30, 2011 and December 31, 2010, we had 44,435,788 and 44,306,677 shares of common stock outstanding, respectively.

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

10. EMPLOYEE BENEFIT AND EQUITY PLANS

401(k) Plan

We sponsor a 401(k) plan for eligible employees who have satisfied age and service requirements. Employees can make contributions to the plan up to allowable limits. Our contributions to the plan were $0.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively, and $0.1 million for each of the three and six months ended June 30, 2010.

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

All awards granted under the Plan have been issued at the closing price of our common stock on the NASDAQ Global Market on the date of the grant. All outstanding stock options have been awarded with five or ten year expiration dates at an exercise price equal to our closing price on the NASDAQ Global Market on the day the award was granted. A forfeiture rate based on a blended average of individual participant terminations and number of awards cancelled is used to estimate forfeitures prospectively.

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

During the three and six months ended June 30, 2011, the Compensation Committee awarded options to purchase a total of 3,500 shares of our common stock to one employee. During the three and six months ended June 30, 2010, the Compensation Committee awarded options to purchase a total of 36,935 shares of our common stock to five directors. The nonqualified stock options granted to the one employee have an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the date of grant, and vest and become exercisable on the third anniversary of the grant date. The nonqualified stock options granted to the directors have an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the date of the grant, and vest and become exercisable in one-third increments on the first, second and third year anniversaries of the date of the grant. All options will vest and become immediately exercisable upon a “change in control”, as such term is defined in the Plan.

A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on December 31, 2010	826,511	$12.50
Granted	3,500	11.87
Exercised	(70,250)	9.99
Cancelled/Expired/Forfeited	(12,502)	8.22

Options Outstanding on June 30, 2011	747,259	$12.80	5.5	$462
Options Exercisable on June 30, 2011	578,471	$12.36	5.9	$382

Stock-based compensation expense relating to stock options for the three and six months ended June 30, 2011 totaled $0.2 million and $0.5 million, respectively, compared to expense for the three and six months ended June 30, 2010 of $0.3 million and $0.7 million, respectively. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense. The intrinsic value of stock options exercised for the three and six months ended June 30, 2011 was $0.1 million. The total tax benefit for the three and six months ended June 30, 2011 was $0.1 million. There were no stock option exercises during the three and six months ended June 30, 2010.

A summary of the status of our issued and outstanding stock options as of June 30, 2011 is as follows:

	Outstanding			Exercisable
Exercise Price	Number Outstanding At 6/30/11	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable At 6/30/11	Weighted-Average Exercise Price
$9.99	256,499	6.4		256,499	$9.99
$9.50	125,000	5.1		125,000	$9.50
$13.56	33,200	4.2		33,200	$13.56
$22.34	38,000	6.8		38,000	$22.34
$23.88	75,000	1.9		75,000	$23.88
$23.28	4,000	2.0		0	$0
$19.92	22,000	2.1		0	$0
$21.10	30,000	2.2		0	$0
$5.04	56,273	6.7		40,924	$5.04
$10.42	29,548	9.0		9,848	$10.42
$13.01	18,526	4.3		0	$0
$12.50	19,139	4.4		0	$0
$12.30	36,574	1.7		0	$0
$11.87	3,500	4.8		0	$0

	747,259	5.5	$12.80	578,471	$12.36

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at June 30, 2011 were 5.5 years and $0.5 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at June 30, 2011 were 5.9 years and $0.4 million, respectively. As of June 30, 2011, unrecognized compensation expense related to stock options totaled approximately $0.3 million, which will be recognized over a weighted average period of 1.3 years.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) represent the right to receive cash in the future equivalent to the difference between the fair market value at the time of exercise and the exercise price. As of June 30, 2011, we had 20,500 SARs outstanding that were granted in February 2008, which have an exercise price of $13.56, the closing price of our common stock on the NASDAQ Global Market on the date of the grant, and vested and became exercisable in February 2011. The outstanding SARs may only be exercised for cash settlement. Compensation expense relating to SARs for the three and six months ended June 30, 2011 totaled credits of $24,000 and $49,000, respectively compared with credits of $22,000 and $6,000 for the same periods in 2010. The expense related to SARs was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense.

	Outstanding				Exercisable
Strike Price	Number of SARs Granted	SARs Forfeited or Cancelled	SARs Outstanding	Weighted-Average Remaining Contractual Life (Years)	SARs	Weighted-Average Exercise Price
$ 13.56	109,500	(89,000)	20,500	6.9	20,500	$13.56

As of June 30, 2011, the aggregate intrinsic value of SARs outstanding was $0. There were no SARs exercises during the six-month period ended June 30, 2011. All of our SARs were granted in 2008 with grant date fair values of $6.91 per share based on a weighted average exercise price of $13.56 per share, expected annual dividends per share of 0.0%, expected life in years of 6.5, expected volatility of 45.1% and a risk-free interest rate of 4.1%. The dividend yield of zero is based on the fact that we have never paid cash dividends on common stock and have no present intention of doing so. Our expected historical volatility factor was determined by assessing the common stock trading history of eight publicly-traded oil and gas companies that we determined to be similar to us in ways such as their operating strategy, capital structure, production mix and volume and asset size. The risk-free interest rate was determined by interpolating the average yield on a U.S. Treasury bond for a period approximately equal to the expected average life of the SARs. The average expected life has been determined using the “simplified method” in which the average expected life of the SARs is equal to the average of the term of the SARs and the vesting period. We elected to use the simplified method for determining the average expected life because we do not have a history on which to base estimates for the term to exercise of our granted stock options. We do not use an estimated forfeiture rate as all awards are expected to vest and become exercisable.

Restricted Stock and Phantom Stock Awards

During the six-month period ended June 30, 2011, the Compensation Committee issued an aggregate of 142,016 shares of restricted common stock to seven employees and five directors. During the six-month period ended June 30, 2010, the Compensation Committee issued an aggregate of 349,307 shares of restricted stock to 18 employees. In addition, during the first quarter of 2011 the Compensation Committee issued 16,235 phantom stock awards to five directors, which can only be settled in cash and have not been included in our count of outstanding common stock. The shares granted under these awards are subject to time vesting and performance-based vesting. The performance-based vesting is generally dictated by cumulative three-year targets for consolidated company production and discretionary cash flow per weighted-average outstanding share. The shares will vest on the date on which the Compensation Committee certifies that the performance goals have been satisfied, provided that the recipient has been in continuous employment with us from the grant date through the third anniversary of the grant date. Restrictions on the transfer associated with vesting schedules were determined by the Compensation Committee on an individual award basis. Upon a “change in control” of us, as such term is defined in the Plan, all restrictions will immediately lapse with respect to the greater of: (i) 50% of the maximum number of shares or (ii) the number of shares that would be awarded if the applicable performance-based goals and the extent such goals were satisfied are measured as of the date of the change in control. Shares that do not become vested, as defined in the Plan, will be forfeited and the recipient will cease to have any rights of a stockholder with respect to such forfeited shares.

Compensation expense associated with restricted stock awards is recognized on a straight-line basis over the vesting period and is periodically adjusted for estimated forfeiture rates and estimated satisfaction of performance-based goals. Compensation expense associated with restricted stock awards totaled $0.4 million and $0.6 million for the three and six-month periods ended June 30, 2011, respectively, and $0.2 million and $0.3 million for the same periods in 2010, respectively. As of June 30, 2011, total unrecognized compensation cost related to restricted common stock grants was approximately $1.7 million, which will be recognized over a weighted average period of 2.2 years.

A summary of the restricted stock activity for the three months ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards, as of December 31, 2010	814,965	$11.01
Awards	142,016	11.86
Forfeitures	(83,155)	9.66
Restrictions released	0	0

Restricted stock awards, as of June 30, 2011	873,826	$11.28

A summary of the phantom stock activity for the six months ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Phantom stock awards, as of December 31, 2010	0	$0
Awards	16,235	12.32
Forfeitures	0	0
Restrictions released	0	0

Phantom stock awards, as of June 30, 2011	16,235	$12.32

11. COMMITMENTS AND CONTINGENCIES

Legal Reserves

We are involved in various legal proceedings that arise in the ordinary course of our business. Although we cannot predict the outcome of these proceedings with certainty, we do not currently expect these matters to have a material adverse effect on our consolidated financial position or results of operations.

On May 13, 2011, we, together with our wholly owned subsidiary, Rex Energy I, LLC, entered into a Settlement Agreement with respect to the legal proceedings with landowners in Westmoreland County, Pennsylvania described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Plaintiffs in the case, Clyde J. and Janelle Snyder, William L. Snyder, III and Ray F. and Sandra K. White, commenced the proceedings in July 2009 on behalf of themselves and other landowners in Westmoreland County, Pennsylvania. Plaintiffs alleged, among other things, that we entered into valid and binding oil and gas leases with them in 2008 for which pre-paid rental and bonus payments had not been made. We denied the validity of the leases and all liability for payments. The parties jointly requested and received preliminary approval of the Settlement Agreement at a hearing on May 16, 2011. The material provisions of the Settlement Agreement are:

•

Solely for purposes of the Settlement Agreement, the parties stipulated and agreed to conditionally certify to a class of plaintiffs, which includes certain persons who in 2008 signed an oil and gas lease with Rex Energy I, LLC related to property situated in Westmoreland County, Pennsylvania. Class members were given the opportunity to opt out of the settlement arrangement in accordance with the terms of the Settlement Agreement.

•

Within 30 days of the preliminary approval, we were required to offer each class member (who has not already leased his or her oil and gas interests to a third party) an oil and gas lease with a prepaid rental of $2,500 per acre for a five-year term with a 15% royalty. If the original proposed 2008 lease contemplated a lower rental or royalty, we were permitted to offer the corresponding amount from the original lease, at our option.

•

Each offered lease was required to contain terms and conditions no less favorable than the form of lease attached as an exhibit to the Settlement Agreement, which form was negotiated by the parties at arms’ length. The class members could accept the lease by executing it and returning it to us by the later of sixty days after we provided the offer to lease, or five business days after the effective date of the Settlement Agreement.

•	We may reject a lease if it has Defective Title, as that term is defined in the Settlement Agreement.

•

We will bear all usual and customary costs of the leasing process. In connection with the Settlement Agreement, we paid $30,000 to plaintiffs’ attorneys for the anticipated expenses of administration of the Settlement Agreement. Additionally, we deposited $2,500,000 into a fund for distribution to class members and for attorney’s fees, costs and expenses of counsel for the class.

The Settlement Agreement received final approval by the court on July 15, 2011. The final order regarding the Settlement Agreement dismissed all claims against us with prejudice and without any admission of liability, and provided a release by all class members of all claims against us in connection with the litigation.

If accepted, the leases provide for a maximum value of approximately $12.5 million in lease bonus payments. We expect that the total leasing costs will be reduced by the number of leases that are ultimately excluded due to title defects or leases with third parties.

Other than as described above, during the three and six months ended June 30, 2011, there were no material developments with respect to legal proceedings by or against us.

Our reserve for legal accruals relating to legal costs and expenses totaled approximately $2.6 million and $0.2 million as of June 30, 2011, and December 31, 2010, respectively. The accrual of reserves for legal matters is included in Accrued Expenses on our Consolidated Balance Sheets. The establishment of a reserve involves an estimation process that includes the advice of legal counsel and the subjective judgment of management. While we believe that these reserves are adequate, there are uncertainties associated with legal proceedings and we can give no assurance that our estimate of any related liability will not increase or decrease in the future. The reserved and unreserved exposures for our legal proceedings could change based upon developments in those proceedings or changes in the facts and circumstances. It is possible that we could incur losses in excess of the amounts currently accrued. Based on currently available information, we believe that it is remote that future costs related to known contingent liability exposures for legal proceedings will exceed our current accruals by an amount that would have a material adverse effect on our consolidated financial position, although cash flow could be significantly impacted in the reporting periods in which such costs are incurred.

Acreage Bonus Payments

At June 30, 2011, we had three installment payment commitments on mineral interests that were previously leased. The first commitment provides that we pay a total commitment of $0.4 million, in 2012. The second commitment requires that we pay $0.6 million in 2012. The third commitment requires that we pay $350 per mineral acre for 305 net acres, or $0.1 million, in 2011 and 2012 for a total commitment of $0.2 million. We have recorded $1.0 million as a short-term liability in Accrued Expenses on our Consolidated Balance Sheets. The long-term portion of these payments was recorded in Other Deposits and Liabilities on our Consolidated Balance Sheets.

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

We manage our exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. As of June 30, 2011, we know of no significant probable or possible environmental contingent liabilities.

Letters of Credit

At June 30, 2011, we had posted $0.8 million in various letters of credit to secure our drilling and related operations.

Lease Commitments

At June 30, 2011, we had lease commitments for four different office locations and a house. Rent expense is recognized on a straight-line basis and has been recorded in General and Administrative expense on our Consolidated Statements of Operations. Rent expense for the three and six months ended June 30, 2011 was $0.1 million and $0.2 million, respectively, as compared to income of $0.2 million and expense of $0.2 million for the three and six months ended June 30, 2010, respectively. During the first quarter of 2010 we closed our Canonsburg, Pennsylvania office and subsequently recognized, as General and Administrative Expense, the present value of all future lease payments, which approximated $0.3 million. During the second quarter of 2010 we subleased our Canonsburg office location and recognized a credit to General and Administrative Expense of approximately $0.3 million. Lease commitments by year for each of the next five years are presented in the table below ($ in thousands):

2011	$291
2012	577
2013	567
2014	104
2015	44
Thereafter	0

Total	$1,583

Capacity Reservation

In relation to our formation of Keystone Midstream Services, LLC (“Keystone Midstream”) (see Note 13, Variable Interest Entities, Note 14, Equity Method Investments, to our Consolidated Financial Statements), we entered into a capacity reservation arrangement with Keystone Midstream to ensure sufficient capacity at the cryogenic gas processing plant owned by Keystone Midstream to process our produced natural gas. Under the terms of the arrangement, we have reserved 14 net Mmcfe of processing capacity per day for the first year, effective in February 2011, and 28 net Mmcfe of processing capacity for the subsequent nine years, or through January 2020. If we do not meet our capacity reservation volumes, we are obligated to pay $0.30/Mcfe per day for the difference between actual processed volumes and the reservation volume. During the three and six months ended June 30, 2011, we incurred charges for approximately $0 and $0.1 million, respectively, in relation to the capacity reservation. In the event that we do not process any gas through the cryogenic gas processing plant we may be obligated to pay approximately $0.8 million for the remainder of 2011 and approximately $3.1 million for each year in which 28 net Mmcfe of processing capacity is reserved. As of June 30, 2011, our production has increased to levels above the capacity reservation levels.

Operational Commitments

Pursuant to agreements reached during the fourth quarter of 2010 and the first quarter of 2011, we have contracted drilling rig services on two rigs to support our Butler County, Pennsylvania operations. The minimum cost to retain these rigs would require payments of approximately $0.6 million in 2011, $1.1 million in 2012 and $0.1 million 2013, which is consistent with our 70% working interest in this project area. In addition, during the first quarter of 2011 we came to terms on contracted completion services in Butler County, Pennsylvania. The minimum cost to retain the completion services is approximately $4.6 million in 2011, $8.4 million in 2012 and $2.1 million in 2013, which is consistent with our 70% working interest in this project area.

Other

In addition to the Asset Retirement Obligation discussed in Note 2, Future Abandonment Costs, to our Consolidated Financial Statements, we have withheld from distributions to certain other working interest owners amounts to be applied towards their share of those retirement costs. These amounts totaled $0.3 million at each of June 30, 2011 and December 31, 2010 and are included in Other Liabilities on our Consolidated Balance Sheets.

12. EARNINGS PER COMMON SHARE

Basic income per common share is calculated based on the weighted average number of common shares outstanding at the end of the period. Diluted income per common share includes the speculative exercise of stock options, given that the hypothetical effect is not anti-dilutive. Stock options of 659,168 for the three months ended June 30, 2011 were outstanding but not included in the computations of diluted net income per share because the grant prices were greater than the average market price of the common shares. Due to our net loss from continuing operations for the six months ended June 30, 2011, we excluded all 747,259 outstanding stock options because the effect would have been anti-dilutive to the computations. Stock options of 792,844 and 776,889 for the three and six month periods ended June 30, 2010, respectively, were outstanding but not included in the computations of diluted net income per share because the grant prices were greater than the average market price of the common shares. The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30, 2011
	2011	2010	2011	2010
Numerator:
Net Income (Loss)	$3,440	$877	$(4,061)	$2,923
Denominator:
Weighted Average Common Shares Outstanding - Basic	44,363	44,028	44,337	43,082
Effect of Dilutive Securities:
Employee Stock Options	88	89	0	106

Weighted Average Common Shares Outstanding - Diluted	44,451	44,117	44,337	43,188
Earnings per Common Share:
Basic — Net Income (Loss)	$0.08	$0.02	$(0.09)	$0.07
Diluted — Net Income (Loss)	$0.08	$0.02	$(0.09)	$0.07

13. VARIABLE INTEREST ENTITIES

Keystone Midstream Services, LLC

On December 21, 2009, our wholly owned subsidiary, R.E. Gas Development, LLC (“R.E. Gas”), and Stonehenge Energy Resources, L.P. (“Stonehenge”) formed Keystone Midstream Services, LLC (“Keystone Midstream”), a midstream joint venture focused on building, operating and owning a high pressure gathering system and cryogenic gas processing plant in Butler County, Pennsylvania. As of June 30, 2010, R.E. Gas owned a 40% membership interest in Keystone Midstream and the remaining 60% membership interest was owned by Stonehenge, which also serves as the operator of the entity. At such time, we were considered the primary beneficiary of Keystone Midstream and were thus required to consolidate the operations of the entity.

On September 30, 2010, we sold 30% of our interest in Keystone Midstream to Sumitomo, decreasing our ownership of the entity to 28% and triggering a reevaluation of the consolidation analysis. Due to our decreased ownership in Keystone Midstream and our decreased ownership of the Butler County, Pennsylvania assets to be serviced by Keystone Midstream (see Note 3, Business and Oil and Gas Property Acquisitions and Dispositions, to our Consolidated Financial Statements), we no longer have the power to direct the activities that most significantly impact the entity’s economic performance. Thus, we are no longer considered the primary beneficiary of Keystone Midstream and deconsolidated the operations of the entity as of September 1, 2010.

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

We recorded our investment in RW Gathering of approximately $11.1 million and $6.4 million as of June 30, 2011 and December 31, 2010, respectively, on our Consolidated Balance Sheets as Equity Method Investments. During the first six months of 2011 we contributed approximately $4.8 million in cash to RW Gathering to support current pipeline and gathering line construction, compared with $3.3 million for the same period in 2010. RW Gathering recorded net losses from continuing operations of $0.2 million and $0.3 million for the three and six months ended June 30, 2011, respectively, as compared to net losses from continuing operations of $32,000 and $34,000 for the three and six months ended June 30, 2010, respectively. The losses incurred were due to insurance fees, bank fees, rent expenses and depreciation expense. Our share of the net loss is recorded on the Statements of Operations as Loss on Equity Method Investments.

During the three and six months ended June 30, 2011, we incurred approximately $0.2 million and $0.3 million, respectively, in compression expenses that were charged to us from Williams Production Appalachia, LLC. During the three and six months ended June 30, 2010, we incurred approximately $0.1 million and $0.1 million, respectively, in compression expenses that were charged to us from Williams Production Appalachia, LLC. These costs are in relation to compression costs incurred by RW Gathering and are recorded as Production and Lease Operating Expense on our Consolidated Statement of Operations. As of June 30, 2011 and December 31, 2010, there were no receivables or payables in relation to RW Gathering due to or from us.

Keystone Midstream

Under the equity method, we recorded our investment in Keystone Midstream of approximately $19.5 million and $12.0 million as of June 30, 2011 and December 31, 2010, respectively, on our Consolidated Balance Sheets as Equity Method Investments. During the first six months of 2011 and 2010, we contributed approximately $7.7 million, of which $5.4 million had been paid as of June 30, 2011, and $7.9 million, respectively, to Keystone Midstream to primarily support the construction of the cryogenic gas processing plants. Keystone Midstream recorded net income from operations of $0.3 million and a net loss of $0.5 million for the three and six months ended June 30, 2011, respectively, as compared to net losses of $0.2 million and $0.2 million for the three and six-month periods ended June 30, 2010, respectively.

Prior to September 1, 2010, we consolidated the results of Keystone Midstream and Stonehenge’s share of net loss was recorded as Net Loss Attributable to Noncontrolling Interests. Since September 1, 2010, we have recorded our share of net losses related to Keystone Midstream as Loss on Equity Method Investments on our Consolidated Statements of Operations. Our share of losses incurred through June 30, 2011 under the equity method of accounting are primarily due to project management costs, general and administrative expenses and DD&A expenses.

During the three and six months ended June 30, 2011, we incurred approximately $1.2 million and $1.8 million, respectively, in transportation, processing and capacity reservation expenses that were charged to us from Keystone Midstream. During the three and six months ended June 30, 2010, we incurred approximately $41,000 and $0.1 million, respectively, in transportation expenses that were charged to us from Keystone Midstream. Prior to September 1, 2010, the charges incurred were eliminated in consolidation. Since September 1, 2010, such transportation charges have been recorded as Production and Lease Operating Expense on our Consolidated Statements of Operations. As of June 30, 2011 and December 31, 2010, there was approximately $0.5 million and $0.1 million in payables due from us to Keystone Midstream for gas processing services provided during the respective periods. Additionally, as of June 30, 2011, we had approximately $2.3 million payable to Keystone Midstream for capital contributions due from us. As of June 30, 2011 and December 31, 2010, there was $0 due to us from Keystone Midstream, respectively, for expenses paid by us on Keystone Midstream’s behalf. For additional information on our relationship and transactions with Keystone Midstream, see Note 13, Variable Interest Entities, to our Consolidated Financial Statements.

15. IMPAIRMENT

For the three and six months ended June 30, 2011, we incurred approximately $6.5 million and $11.8 million in impairment expenses, respectively. We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment. The expense incurred is primarily related to one exploratory well located in the DJ Basin and the surrender or expiration of several unproved leases in the DJ Basin. The well is located on an outlying tract of acreage from our core operations that was drilled under the terms of a farm-out agreement. While the well is commercially productive it was proven to be substantially impaired based upon several factors, including future economic estimates. The well is not located near any of our core operations. In addition, we conducted a 3-D seismic review for our DJ Basin operations, the results of which contributed to our decision not to renew certain leaseholds in the region. As of June 30, 2011, we continued to carry the costs of undeveloped and developed properties in the DJ Basin of approximately $50.3 million on our Consolidated Balance Sheet. We are actively re-working two of our completed exploratory wells in the region, with aggregate carrying values of approximately $14.8 million, to enhance oil recoveries, for which have not been fully evaluated as of June 30, 2011, and are in varying stages of drilling and completing other exploratory wells in the region. We are continuing to evaluate our seismic data for the region for planning purposes and identifying the location of future wells.

For the three and six months ended June 30, 2010, we incurred approximately $0.6 million and $1.1 million in impairment expenses, respectively. These expenses were incurred primarily in relation to leasehold expirations in the Appalachian Basin.

16. SUBSEQUENT EVENTS

Legal

On July 15, 2011 we received final court approval of a settlement agreement that resolves litigation with landowners in Westmoreland County, Pennsylvania. For additional information see Note 11, Commitments and Contingencies – Legal Reserves, to our Consolidated Financial Statements.

Senior Credit Facility

In August 2011, our banking syndicate increased our revolving credit facility from $300.0 million to $500.0 million and increased the borrowing base from $160.0 million to $240.0 million. In addition, the term of the Senior Credit Facility has been extended by two years, maturing on September 28, 2015.

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

Results of Continuing Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Production:
Oil and Condensate (Bbls)	167,838	168,900	342,919	338,655
Natural Gas (Mcf)	1,899,727	669,512	3,184,395	1,334,931
Natural Gas Liquids (Bbls)	49,675	4,636	77,088	9,871

Total (Mcfe)(a)	3,204,805	1,710,728	5,704,437	3,426,087
Average daily production:
Oil and Condensate (Bbls)	1,844	1,856	1,895	1,871
Natural Gas (Mcf)	20,876	7,357	17,593	7,375
Natural Gas Liquids (Bbls)	546	51	426	55

Total (Mcfe)(a)	35,216	18,799	31,519	18,929
Average sales price:
Oil and Condensate (per Bbl)	$98.92	$74.80	$94.63	$74.89
Natural Gas (per Mcf)	$4.77	$4.10	$4.63	$4.77
Natural Gas Liquids (per Bbl)	$54.58	$32.65	$52.49	$32.32

Total (per Mcfe)(a)	$8.86	$9.08	$8.98	$9.35
Average NYMEX prices(b):
Oil (per Bbl)	$102.60	$78.16	$98.35	$78.35
Natural Gas (per Mcf)	$4.38	$4.35	$4.29	$4.69

(a)	Oil and natural gas liquids are converted at the rate of one barrel of oil equivalent (“BOE”) to six Mcfe.
(b)	Based upon the average of bid week prompt month prices.

	Production and Revenue by Basin
	For Three Months Ended June 30,		For Six Months Ended June 30,
	2011	2010	2011	2010
Appalachian
Revenues – Natural Gas	$9,068,969	$2,745,353	$14,733,631	$6,365,486
Volumes (Mcf)	1,899,727	669,512	3,184,395	1,334,931
Average Price	$4.77	$4.10	$4.63	$4.77
Revenues – Condensate	$—	$—	$16,183	$—
Volumes (Bbl)	—	—	195	—
Average Price	$—	$—	$82.99	$—
Revenues – Natural Gas Liquids	$2,711,176	$151,381	$4,046,155	$319,009
Volumes (Bbl)	49,675	4,636	77,088	9,871
Average Price	$54.58	$32.65	$52.49	$32.32
Average Production Cost per Mcfe(a)	$1.25	$1.26	$1.29	$1.18
Illinois
Revenues – Oil	$16,473,643	$12,632,960	$32,032,221	$25,363,263
Volumes (Bbl)	166,346	168,900	337,812	338,655
Average Price	$99.03	$74.80	$94.82	$74.89
Average Production Cost per Bbl(a)	$30.49	$28.18	$29.66	$28.94
DJ
Revenues – Oil	$128,578	$—	$401,775	$—
Volumes (Bbl)	1,492	—	4,911	—
Average Price	$86.18	$—	$81.81	$—
Average Production Cost per Bbl(a)	$130.76	$—	$47.92	$—

(a)	Excludes ad valorem and severance taxes.

	Other Performance Measurements From Continuing Operations
	For Three Months Ended June 30,		For Six Months Ended June 30,
	2011	2010	2011	2010
EBITDAX (in thousands)	$13,344	$5,781	$24,562	$12,445
LOE per Mcfe	$2.55	$3.39	$2.69	$3.42
G&A per Mcfe	$2.79	$2.67	$2.66	$2.55

General Overview

Operating revenue for the three and six months ended June 30, 2011 increased 85.8% and 62.0%, respectively, when compared to the same periods in 2010. This increase is primarily due to the continued success of our Marcellus Shale drilling program. The start-up of our jointly owned cryogenic gas processing plant in Butler County, Pennsylvania increased our available capacity to sell gas and natural gas liquids in the region where we also placed into sales 13 new horizontal wells at various points during the first six months of 2011. Williams, our joint venture partner in Westmoreland and Clearfield Counties, Pennsylvania, placed into service an additional nine horizontal wells during the first six months of 2011. The average sales price per Mcfe during the three and six-month periods ended June 30, 2011 was $8.86 and $8.98, respectively, as compared to $9.08 and $9.35 during the comparable periods of 2010. Total production for the three and six-month periods ended June 30, 2011 increased approximately 87.3% and 66.5%, respectively, when compared to the same periods in 2010. The increase in production can be attributed to the continued success of our Marcellus Shale drilling program in the Appalachian Basin, where production increased approximately 215.2% and 161.7% for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily related to the start-up of our jointly owned cryogenic gas processing plant in Butler County, Pennsylvania.

Operating expenses increased $12.2 million, or 65.3%, for the three-month period ended June 30, 2011 as compared to the same period in 2010 and $23.2 million, or 64.7% for the six-month period ended June 30, 2011 as compared to the same period in 2010. Operating expenses are primarily comprised of: Production and Lease Operating Expenses; G&A Expenses; Exploration Expenses; Impairment Expense; and DD&A Expenses. The increase is attributable to settlement expenses related to our lawsuit in Westmoreland County, Pennsylvania, severance wages incurred due to the departure of our former President and Chief Executive Officer, impairment expenses incurred for the expiration of acreage and the cost recovery estimates of one well in our DJ Basin area of operations and increased Production and Lease Operating Expenses related to gas processing in Butler County, Pennsylvania.

Production and Lease Operating Expenses increased during the three and six-month periods ended June 30, 2011, as compared to the same period in 2010 primarily due to costs associated with our jointly owned cryogenic gas processing plant in our Butler County, Pennsylvania project area, for which operations commenced during the fourth quarter of 2010. We pay certain fees to process our gas through the plant, which totaled approximately $1.2 million and $1.8 million during the three and six months ended June 30, 2011. We continue to incur incremental increases in operating expenses as we complete additional wells in the Appalachian Basin and DJ Basin. Despite the overall increase in Production and Lease Operating Expenses, our cost per unit decreased approximately 24.9% and 21.3%, respectively, as compared to the three and six months ended June 30, 2010. G&A expenses increased during the three and six-month period ended June 30, 2011, as compared to the same periods in 2010 primarily due to recruiting, severance, personnel adjustments and expenses incurred related to the settlement of our lawsuit in Westmoreland County, Pennsylvania. We incurred higher recruiting expenses during the first six months of 2011 in relation to our ongoing recruitment of high quality personnel, which led to an increase in wages and benefits through the increased number of employees. Also during the first half of the year, we incurred expenses in relation to severance packages for employees whose employment was terminated during the period. We also recorded an expense of $2.5 million related to the settlement of our lawsuit in Westmoreland County, Pennsylvania. The increase in our impairment expense can be attributed to the surrender or expiration of several leases in our DJ Basin area of operations, in addition to the impairment of one well in the basin.

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

EBITDAX increased approximately $7.6 million to $13.3 million and $12.1 million to $24.6 million for the three and six-month periods ended June 30, 2011, respectively, as compared to the same periods in 2010. The increase in EBITDAX can be primarily attributed to higher natural gas production and higher average sales prices for oil, resulting in increased operating revenues. These increases were partially offset by an increase in operating expenses, particularly Production and Lease Operating Expense and G&A Expense.

LOE per Mcfe measures the average cost of extracting oil and natural gas from our basin reserves during the period. This measurement is also commonly referred to in the industry as our “lifting cost”. It represents the average cost of extracting one Mcf of natural gas equivalent from our oil and natural gas reserves in the ground. LOE per Mcfe decreased by $0.84 and $0.73 for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. G&A expenses per Mcfe measures overhead costs associated with our management and operations. G&A expenses per Mcfe increased to approximately $2.79 and $2.66 for the three and six-month periods ended June 30, 2011, respectively, as compared to $2.67 and $2.55 for the same periods in 2010.

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010.

Oil and gas revenue for the three-month periods ended June 30, 2011 and 2010 ($ in thousands, except total Mcfe production and price per Mcfe) is summarized in the following table:

	For Three Months Ended June 30,
	2011	2010	Change	%
Oil and Gas Revenues:
Oil and condensate sales revenue	$16,602	$12,633	$3,969	31.4%
Oil derivatives realized(a)	$(496)	$(864)	$368	42.6%

Total oil and condensate revenue and derivatives realized	$16,106	$11,769	$4,337	36.9%
Gas sales revenue	$9,069	$2,745	$6,324	230.4%
Gas derivatives realized(a)	$1,339	$1,208	$131	10.8%

Total gas revenue and derivatives realized	$10,408	$3,953	$6,455	163.3%
Total natural gas liquid revenue	$2,711	$152	$2,559	1,683.6%
Consolidated sales	$28,382	$15,530	$12,852	82.8%
Consolidated derivatives realized(a)	$843	$344	$499	145.1%

Total oil and gas revenue and derivatives realized	$29,225	$15,874	$13,351	84.1%
Total Mcfe Production	3,204,805	1,710,728	1,494,077	87.3%
Average Realized Price per Mcfe	$9.12	$9.28	$(0.16)	(1.7%)

(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for oil and gas during the second quarter of 2011, after the effect of derivative activities, was $9.12 per Mcfe, a decrease of 1.7%, or $0.16 per Mcfe, from the same quarter in 2010. The average price for oil and condensate, after the effect of derivative activities, increased 37.7%, or $26.28 per barrel, to $95.96 per barrel. The average price for natural gas, after the effect of derivative activities, decreased 7.2%, or $0.43 per Mcf, to $5.48 per Mcf. Our derivative activities effectively increased net realized price by $0.26 per Mcfe in the second quarter of 2011 and $0.20 per Mcfe in the second quarter of 2010.

Production volumes in the second quarter of 2011 increased 87.3% from the second quarter of 2010. Natural gas production increased approximately 183.7%, primarily due to the production in our Marcellus Shale drilling operations in Westmoreland and Butler Counties in the Commonwealth of Pennsylvania. Oil production decreased approximately 0.6% in the second quarter of 2011 as compared to the same period in 2010, primarily due to the natural decline of our oil properties in the Illinois Basin. NGL production increased to 49,675 barrels in the second quarter of 2011 as compared to 4,636 barrels in the same period of 2010. This increase is attributable to our overall increase in natural gas production in Butler County, Pennsylvania in conjunction with commencing operations of our jointly owned cryogenic gas processing plant during the fourth quarter of 2010. Overall, our production for the three months ended June 30, 2011 averaged 35,216 Mcfe per day, of which 59.3% was attributable to natural gas, 31.4% to oil and 9.3% was a result of natural gas liquids production.

Other operating revenue for the three months ended June 30, 2011 and June 30, 2010 was approximately $0.8 million and $0.2 million, respectively. We generate other operating revenue from various activities such as revenue from the transportation of third-party natural gas and the sale and transfer of water used in the completion of Marcellus Shale wells in the Appalachian Basin.

Production and lease operating expenses increased approximately $2.4 million, or 40.9%, in the second quarter of 2011 from the same period in 2010. The increase in expense is primarily due to commencing operations of a jointly owned cryogenic gas processing plant in Butler County, Pennsylvania during the fourth quarter of 2010 for which we pay certain fees to process our produced gas. These charges totaled approximately $1.2 million for the second quarter of 2011. We also experience incremental increases in operating expenses as additional wells are completed and put into service. In the Illinois Basin, we have experienced higher than normal costs due to the effects of spring flooding throughout the region.

G&A expenses for the second quarter of 2011 increased approximately $4.4 million, or 95.2%, to $8.9 million from the same period in 2010. G&A expenses increased during the three-month period ended June 30, 2011, as compared to the same period in 2010 primarily due to recruiting, severance, adjustments to our number of employees and legal fees. We incurred higher recruiting expenses during the second quarter of 2011 in relation to our ongoing recruitment of high quality personnel, which led to an increase in wages and benefits through increased headcounts. Also during the quarter, we incurred expenses in relation to severance packages for employees whose employment was terminated during the period. We also recorded an expense of approximately $2.5 million related to the settlement of our lawsuit in the Appalachian Basin.

Impairment expenses for the second quarter of 2011 totaled approximately $6.5 million as compared to $0.6 million during the comparable period in 2010. The increase in our impairment expense can be attributed to the impairment of one well in our DJ Basin of approximately $6.2 million. The fair value of the well was evaluated as of June 30, 2011 to determine the recoverability of its carrying costs due to indications that there may be potential impairment, implicated by lower than anticipated production and a lack of firm future development plans in the immediate surrounding area. This well was drilled as a part of a farm-in agreement and is in an isolated area away from our other acreage holdings, which we believe to be prospective for horizontal oil well drilling.

Exploration expense of oil and gas properties for the second quarter of 2011 decreased approximately $2.1 million from the same period in 2010. The decrease in expense is primarily associated with 3-D seismic activity in the Appalachian Basin completed during 2010.

DD&A expenses for the three months ended June 30, 2011 increased approximately $1.0 million, or 19.9%, from $5.1 million for the same period in 2010. This increase is primarily attributable to the increase in our asset base and associated production when compared to 2010.

Gain on derivatives, net includes a gain of approximately $7.7 million for the second quarter of 2011 as compared to a gain of $4.3 million for the same period in 2010. Changes are attributable to the volatility of oil and gas commodity prices in the marketplace along with changes in our portfolio of outstanding collars and swap derivatives. Losses from derivative activities generally reflect higher oil and gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market.

Net income tax benefit (expense) was an expense of approximately $2.2 million for the three months ended June 30, 2011 as compared to income tax expense of approximately $0.1 million for the three months ended June 30, 2010. The change was primarily due to the gain during the second quarter of 2011 that was attributable to unrealized gains on our outstanding natural gas derivatives.

Net income attributable to Rex Energy for the second quarter of 2011 was net income of approximately $3.4 million, as compared to net income of approximately $0.9 million for the comparable period in 2010 as a result of the factors discussed above.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010.

Oil and gas revenue for the six-month periods ended June 30, 2011 and 2010 ($ in thousands, except total Mcfe production and price per Mcfe) is summarized in the following table:

	For Six Months Ended June 30,
	2011	2010	Change	%
Oil and Gas Revenues:
Oil and condensate sales revenue	$32,450	$25,363	$7,087	27.9%
Oil derivatives realized(a)	$(643)	$(1,698)	$1,055	62.1%

Total oil and condensate revenue and derivatives realized	$31,807	$23,665	$8,142	34.4%
Gas sales revenue	$14,734	$6,366	$8,368	131.4%
Gas derivatives realized(a)	$2,856	$1,807	$1,049	58.1%

Total gas revenue and derivatives realized	$17,590	$8,173	$9,417	115.2%
Total natural gas liquid revenue	$4,046	$319	$3,727	1,168.3%
Consolidated sales	$51,230	$32,048	$19,182	59.9%
Consolidated derivatives realized(a)	$2,213	$109	$2,104	1,930.3%

Total oil and gas revenue and derivatives realized	$53,443	$32,157	$21,286	66.2%
Total Mcfe Production	5,704,437	3,426,087	2,278,350	66.5%
Average Realized Price per Mcfe	$9.37	$9.39	$(0.02)	(0.2%)

(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for oil and gas during the first half of 2011, after the effect of derivative activities, was $9.37 per Mcfe, a decrease of 0.2%, or $0.02 per Mcfe, from the same period in 2010. The average price for oil and condensate, after the effect of derivative activities, increased 32.7%, or $22.87 per barrel, to $92.75 per barrel. The average price for natural gas, after the effect of derivative activities, decreased 9.8%, or $0.60 per Mcf, to $5.52 per Mcf. Our derivative activities effectively increased net realized price by $0.39 per Mcfe in the first six months of 2011 and $0.03 per Mcfe in the same period of 2010.

Production volumes in the first half of 2011 increased 66.5% from the first half of 2010. Natural gas production increased approximately 138.5%, primarily due to the production in our Marcellus Shale drilling operations in Westmoreland and Butler Counties in the Commonwealth of Pennsylvania. Oil production increased approximately 1.3% in the first six months of 2011 as compared to the same period in 2010, primarily due to additional production in the DJ Basin, which was partially offset by the natural decline of our oil properties in the Illinois Basin. NGL production increased to 77,088 barrels in the first half of 2011 as compared to 9,871 barrels in the same period of 2010. This increase is attributable to our overall increase in natural gas production in Butler County, Pennsylvania in conjunction with commencing operations of our jointly owned cryogenic gas processing plant during the fourth quarter of 2010. Overall, our production for the six months ended June 30, 2011 averaged 31,519 Mcfe per day, of which 55.8% was attributable to natural gas, 36.1% to oil and 8.1% was a result of natural gas liquids production.

Other operating revenue for the six months ended June 30, 2011 and June 30, 2010 was approximately $1.3 million and $0.4 million, respectively. We generate other operating revenue from various activities such as revenue from the transportation of third-party natural gas and the sale and transfer of water used in the completion of Marcellus Shale wells in the Appalachian Basin.

Production and lease operating expenses increased approximately $3.6 million, or 31.1%, in the first half of 2011 from the same period in 2010. The increase in expense is primarily due to commencing operations of a jointly owned cryogenic gas processing plant in Butler County, Pennsylvania during the fourth quarter of 2010 for which we pay certain fees to process our produced gas. These charges totaled approximately $1.8 million for the first six months of 2011. In addition to our gas processing expenses, in the first half of 2011 we incurred charges of approximately $0.2 million for the dismantlement of our refrigeration plant in Butler County, Pennsylvania, which was no longer needed in this area to process gas due to the start up of the cryogenic gas processing plant. We also experience incremental increases in operating expenses as additional wells are completed and put into service. During the first six months of 2011 we placed into service 22 wells. In the Illinois Basin, we have experienced higher than normal costs due to the effects of spring flooding throughout the region.

G&A expenses for the first half of 2011 increased approximately $6.4 million, or 73.7%, to $15.2 million from the same period in 2010. G&A expenses increased during the six-month period ended June 30, 2011, as compared to the same period in 2010 primarily due to recruiting, severance, adjustments to our number of employees and legal fees. We incurred higher recruiting expenses during the second quarter of 2011 in relation to our ongoing recruitment of high quality personnel, which led to an increase in wages and benefits through increased headcounts. Also during the quarter, we incurred expenses in relation to severance packages for employees whose employment was terminated during the period. We also recorded an expense of approximately $2.5 million related to the settlement of our lawsuit in the Appalachian Basin.

Impairment expenses for the first half of 2011 totaled approximately $11.8 million as compared to $1.1 million during the comparable period in 2010. The increase in our impairment expense can be attributed to the surrender or expiration of several leases in our DJ Basin area of operations and the impairment of one well in the basin. A 3-D seismic review was completed for this area of our operations during the first quarter of 2011, the results of which contributed to our decision not to renew certain leaseholds in the basin. The increase in our impairment expense attributable to the DJ Basin totaled approximately $6.2 million. The well was evaluated as of June 30, 2011 to determine the recoverability of its carrying costs due to indications that there may be potential impairment, implicated by lower than anticipated production and a lack of firm future development plans in the immediate surrounding area. This well was drilled as a part of a farm-in agreement and is in an isolated area away from our other acreage holdings which we believe to be prospective for horizontal oil well drilling.

Exploration expense of oil and gas properties for the first half of 2011 decreased approximately $0.2 million from the same period in 2010. During the first half of 2011 we completed 3-D seismic activities in the DJ Basin. During the first half of 2010 we participated in 3-D seismic activities in the Appalachian Basin.

DD&A expenses for the six months ended June 30, 2011 increased approximately $1.8 million, or 17.7%, from $10.2 million for the same period in 2010. This increase is primarily attributable to the increase in our asset base and associated production when compared to 2010.

Gain on derivatives, net includes a gain of approximately $0.6 million for the first six months of 2011 as compared to a gain of $8.1 million for the same period in 2010. Changes are attributable to the volatility of oil and gas commodity prices in the marketplace along with changes in our portfolio of outstanding collars and swap derivatives. Losses from derivative activities generally reflect higher oil and gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market.

Net income tax benefit (expense) was a benefit of approximately $2.5 million for the six months ended June 30, 2011 as compared to income tax expense of approximately $1.4 million for the six months ended June 30, 2010. The change was due to the net loss during the first half of 2011 that was primarily attributable to impairment expenses and unrealized losses on our outstanding oil derivatives.

Net income (loss) attributable to Rex Energy for the first half of 2011 was a loss of approximately $4.1 million, as compared to net income of approximately $2.9 million for the comparable period in 2010 as a result of the factors discussed above.

Capital Resources and Liquidity

Our primary needs for cash are for the exploration, development and acquisition of oil and gas properties. During the six months ended June 30, 2011, $97.2 million of capital was expended on drilling projects, facilities and related equipment and acquisitions of unproved acreage. The capital program was funded by net cash flow from operations and through borrowings under our Senior Credit Facility. Our 2011 capital budget is expected to continue to be funded primarily by cash flow from operations, joint ventures, non-core assets sales and borrowings under our Senior Credit Facility. We currently believe we have sufficient liquidity and cash flow to meet our obligations for the next twelve months; however, a significant drop in commodity prices, particularly natural gas, or reduction in production or reserves could adversely affect our ability to fund capital expenditures and meet our financial obligations. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may also elect to issue additional shares of stock, subordinated notes or other securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

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

Our cash flow from operations is driven by commodity prices and production volumes. Prices for oil and gas are driven by, among other things, seasonal influences of weather, national and international economic and political environments and, increasingly, from heightened demand for hydrocarbons from emerging nations. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices could decrease our exploration and development expenditures. Cash flows from operations and borrowings from our Senior Credit Facility have been primarily used to fund exploration and development of our oil and gas interests. As of June 30, 2011, we had $90.0 million available for borrowing under our Senior Credit Facility of $160.0 million. We are not restricted as to our borrowings under the Senior Credit Facility; however we are subject to the minimum financial requirements detailed in Note 6, Long-Term Debt and Other Obligations, to our Consolidated Financial Statements.

In addition, we have utilized two joint venture agreements with Sumitomo and Williams to supplement our capital outlay to assist in sustaining our growth prospects. Through the Sumitomo PEA, Sumitomo agreed to pay approximately $58.8 million in drilling expenses in our joint venture areas. As of June 30, 2011, Sumitomo fulfilled its drilling carry obligation in full. In addition to the drilling carry, Sumitomo has also agreed to pay to us a management fee of $150 per acre for leases acquired in our Butler County, Pennsylvania project area.

Financial Condition and Cash Flows for the Six Months Ended June 30, 2011 and 2010

The following table summarizes our sources and uses of funds for the periods noted:

	Six Months Ended June 30, ($ in Thousands)
	2011	2010
Cash flows provided by operations	$34,895	$6,263
Cash flows used in investing activities	(88,812)	(82,990)
Cash flows provided by financing activities	60,252	84,523

Net increase in cash and cash equivalents	$6,335	$7,796

Net cash provided by operating activities increased by approximately $28.6 million in the first six months of 2011 over the same period in 2010. The increase in 2011 was affected by a combination of factors, but was primarily driven by increased oil and gas production, increased oil prices and an increase in realized gains on natural gas derivatives. Partially offsetting these cash flow increases were increased Production and Lease Operating Expenses and G&A expenses.

Net cash used in investing activities increased by approximately $5.8 million from the first six months of 2010 to $88.8 million in the first six months of 2011. This change can be primarily attributed to increased drilling activity, particularly in our Marcellus Shale exploration areas, as compared to 2010, which resulted in increased expenditures of approximately $30.2 million. This increase was partially offset by a decrease in undeveloped acreage acquisitions of approximately $12.7 million in addition to cash payments received by us for the leasing of acreage in our jointly owned properties with Sumitomo of $3.9 million. During the period, we completed the Sumitomo drilling carry in our Butler County, Pennsylvania project area as well as the Phase I Leasing, which decreased the amount of our Restricted Cash and increased cash provided by investing activities by approximately $13.6 million.

Net cash provided by financing activities decreased by approximately $24.3 million from the first six months of 2010 to $60.3 million for the first six months of 2011. The decrease is primarily due to our public offering of common stock during the first quarter of 2010, from which we received net proceeds of approximately $80.2 million. Partially offsetting this decrease was a decrease in repayments of our long-term debt of $23.0 million and an increase in long-term borrowings of $45.0 million.

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

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended June 30, 2011, there were no material changes to the critical accounting policies previously reported by us in our Annual Report on Form 10-K for the year ended December 31, 2010. We describe critical recently adopted and issued accounting standards in Item 1. Financial Statements—Note 4, “Recently Issued Accounting Pronouncements.”

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

The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income (Loss)	$3,484	$813	$(4,119)	$2,803
Add Back Depletion, Depreciation, Amortization and Accretion	6,161	5,139	12,039	10,232
Add Back Non-Cash Compensation Expense	557	521	1,027	954
Add Back Interest Expense(a)	250	362	559	722
Add Back Impairment Expense	6,496	577	11,804	1,148
Add Back Exploration Expenses	239	2,311	3,213	3,446
Less Interest Income	(3)	(16)	(10)	(51)
Add Back (Less) Loss (Gain) on Disposal of Assets	441	(10)	458	(7)
Add Back (Less) Unrealized Loss (Gain) from Financial Derivatives	(6,849)	(4,112)	1,600	(8,335)
Add Back (Less) Noncontrolling Interest Net Loss (Income)	(44)	64	58	120
Add Back (Less) Income Tax Expense (Benefit)	2,216	143	(2,496)	1,424
Add Back (Less) Equity Method Investment EBITDAX	396	(11)	429	(11)

EBITDAX	$13,344	$5,781	$24,562	$12,445

(a)	Includes settlements on interest rate swap for the periods ending June 30, 2010

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

For the three and six months ended June 30, 2011, the net realized gains on oil and natural gas derivatives were approximately $0.8 million and $2.2 million, respectively, as compared to net realized gains of approximately $0.3 million and $0.1 million for the comparable periods in 2010, respectively. These gains are reported as Gain on Derivatives, Net in our Consolidated Statements of Operations. As of June 30, 2011, we had approximately 84.0%, 78.7% and 35.0% of our current oil production on an annualized basis hedged through 2011, 2012 and 2013, respectively, and 96.1%, 81.0% and 75.4% of our current gas production on an annualized basis hedged through 2011, 2012 and 2013, respectively.

For the three and six months ended June 30, 2011, the net unrealized gains and losses on oil and natural gas derivatives were a gain of $6.8 million and a loss of $1.6 million, respectively, as compared to gains of $4.1 million and $8.3 million for the comparable periods in 2010, respectively. The net unrealized gains and losses are reported as Gain on Derivatives, Net in our Consolidated Statements of Operations.

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

For a summary of our current oil and natural gas derivative positions at June 30, 2011, refer to Note 7 of our Consolidated Financial Statements, Fair Value of Financial and Derivative Instruments.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to various risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decrease for a substantial amount of time or decline significantly, revenues and cash flows would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. Conversely, increases in the market prices for oil and natural gas can have a favorable impact on our financial condition, results of operations and capital resources. Based on June 30, 2011 production, we project that a 10% decline in the price per barrel of oil and natural gas liquids and the price per Mcf of gas from the first six months of the 2011 average would reduce our gross revenues, before the effects of derivatives, for the remaining six months of 2011 by approximately $5.1 million.

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

At June 30, 2011, the following commodity derivative contracts were outstanding:

Period	Volume	Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2011 – Collar	288,000 Bbls	$—	$68.54	$104.69	$—	$(1,117)
2012 – Collar	540,000 Bbls	—	67.10	112.03	—	(2,383)
2013 – Collar	240,000 Bbls	—	70.50	120.00	—	(837)

	1,068,000 Bbls					$(4,337)
Natural Gas
2011 – Swap	1,020,000 Mcf	$—	$—	$—	$4.82	$266
2011 – Put Spread	360,000 Mcf	3.68	5.00	—	—	223
2011 – Three Way Collar	360,000 Mcf	4.00	4.75	5.25	—	21
2011 – Put	360,000 Mcf	—	8.00	—	—	1,275
2011 – Collar	960,000 Mcf	—	4.91	6.58	—	500
2012 – Swap	1,320,000 Mcf	—	—	—	5.58	1,068
2012 – Three Way Collar	1,440,000 Mcf	4.00	4.88	5.55	—	118
2012 – Collar	2,400,000 Mcf	—	4.88	6.25	—	888
2013 – Three Way Collar	720,000 Mcf	4.00	5.00	5.85	—	76
2013 – Collar	4,080,000 Mcf	—	5.00	6.13	—	941

	13,020,000 Mcf					$5,376

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

Item 4. Controls And Procedures.

Based on management’s evaluation (with the participation of our Interim Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, our Interim CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange

Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth under the subsections Legal Reserves and Environmental in Note 11, Commitments and Contingencies, to our Consolidated Financial Statements included in Item 1 of Part 1 of this report is incorporated herein by reference.

Item 1A.	Risk Factors.

During the quarter ended June 30, 2011, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 5.	Other Information.

Decision regarding the frequency of an Advisory Vote on Executive Compensation

As previously disclosed in a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 17, 2011, at our 2011 Annual Meeting of Stockholders held on May 12, 2011, the final voting results for Proposal 4 — Advisory Vote on Frequency of Vote on Executive Compensation — were 29,636,561 shares for “ONE YEAR,” 72,650 shares for “TWO YEARS,” 1,817,616 shares for “THREE YEARS,” 2,255,943 ABSTENTIONS, and 6,382,909 BROKER NON-VOTES. As a result of the stockholders’ recommendation with respect to Proposal 4, the company’s Board of Directors has determined that the company will hold an annual stockholder advisory vote on the compensation of the our named executive officers every year until the next required vote on the frequency of stockholder votes on the compensation of the named executive officers as required pursuant to Section 14(A) of the Exchange Act and the rules and regulations promulgated thereunder.

Sixth Amendment to Credit Agreement

On August 2, 2011, the company entered into a Sixth Amendment to Credit Agreement (the “Sixth Amendment”) with KeyBank National Association, as Administrative Agent, and the other lenders signatory thereto, amending its senior credit facility dated as of September 28, 2007 (as amended, modified or supplemented the “Credit Agreement”).

The Sixth Amendment, which is effective as of August 2, 2011, amended the Credit Agreement to, among other things: (i) increase the borrowing base under the Credit Agreement from $160 million to $240 million; and (ii) revise the definition of “Applicable Margin” and associated borrowing base utilization grid to modify (a) the margin interest rate for Eurodollar loans from a range of 2.00% to 2.75% per annum to a range of 1.75% to 2.75% per annum and (b) the margin interest rate for ABR loans from a range of 0.75% to 1.50% per annum to a range of 0.50% to 1.50% per annum. Rates charged from time to time under the borrowing base utilization grid within each applicable range are determined by the Company’s percentage of utilization of the then established borrowing base. The Sixth Amendment also extended the maturity date of the Credit Agreement from September 28, 2013 to September 28, 2015. In addition, pursuant to the Sixth Amendment, Suntrust Bank and U.S. Bank N.A. agreed to become lenders under the Credit Agreement.

The foregoing descriptions of the Sixth Amendment and the Credit Agreement do not purport to be complete and are qualified in their entirety by reference to the complete text of these agreements. We will file a copy of the Sixth Amendment with our Quarterly Report on Form 10-Q for the quarter ending September 30, 2011 as required under the Exchange Act and the rules and regulations promulgated thereunder. A copy of the Credit Agreement was filed as Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on October 3, 2007. A copy of the First Amendment to Credit Agreement was filed as Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on April 18, 2008, a copy of the Second Amendment to Credit Agreement was filed as Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on January 9, 2009, a copy of the Third Amendment to Credit Agreement was filed as Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on April 27, 2009, a copy of the Fourth Amendment to Credit Agreement was filed as Exhibit 10.4 to a Current Report on Form 8-K filed with the SEC on December 28, 2009, and a copy of the Fifth Amendment to Credit Agreement was filed as Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on September 3, 2010.

We are disclosing the information in this Item 5 in reliance upon Item 5(a) of Part II of Form 10-Q and Instruction B.3 of Form 8-K.

Item 6.	Exhibits.

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of Rex Energy Corporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K as filed with the SEC on March 3, 2011).

3.2	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q as filed with the SEC on May 4, 2011).

10.1	Separation Agreement and Complete Release by and between Daniel J. Churay, Rex Energy Corporation and Rex Energy Operating Corporation dated June 9, 2011 (filed herewith)*

10.2	Settlement Agreement by and among Rex Energy Corporation, Rex Energy I, LLC and certain landowners in Westmoreland County of the Commonwealth of Pennsylvania dated as of May 13, 2011 (filed herewith).+

10.3	Employment Agreement by and between Jennifer McDonough, Rex Energy Corporation, and Rex Energy Operating Corporation effective April 25, 2011 (filed herewith).*

31.1	Certification of Interim Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
*	Denotes a management contract or compensation plan or arrangement.
**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REX ENERGY CORPORATION (Registrant)

Date: August 5, 2011	By:	/s/ LANCE T. SHANER
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2011	By:	/s/ THOMAS C. STABLEY
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of Rex Energy Corporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K as filed with the SEC on March 3, 2011).

3.2	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q as filed with the SEC on May 4, 2011).

10.1	Separation Agreement and Complete Release by and between Daniel J. Churay, Rex Energy Corporation and Rex Energy Operating Corporation dated June 9, 2011 (filed herewith)*

10.2	Settlement Agreement by and among Rex Energy Corporation, Rex Energy I, LLC and certain landowners in Westmoreland County of the Commonwealth of Pennsylvania dated as of May 13, 2011 (filed herewith).+

10.3	Employment Agreement by and between Jennifer McDonough, Rex Energy Corporation, and Rex Energy Operating Corporation effective April 25, 2011 (filed herewith).*

31.1	Certification of Interim Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
*	Denotes a management contract or compensation plan or arrangement.
**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.