Form 10-Q
period 2012-03-31
REX ENERGY CORP
filed 2012-05-10
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

52,827,045 common shares were outstanding on May 7, 2012.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD MARCH 31, 2012

INDEX

		PAGE

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		3
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	5
	Consolidated Balance Sheets As of March 31, 2012 (Unaudited) and December 31, 2011	5
	Consolidated Statements of Operations (Unaudited) for the three-month period ended March 31, 2012 and March 31, 2011	6
	Consolidated Statement of Changes in Noncontrolling Interests and Stockholders’ Equity (Deficit) (Unaudited) for the three-month period ended March 31, 2012	7
	Consolidated Statements of Cash Flows (Unaudited) for the three-month periods ended March 31, 2012 and March 31, 2011	8
	Notes to Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	37
Item 4.	Controls and Procedures	38
PART II. OTHER INFORMATION		39

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 6.	Exhibits	40
SIGNATURES		41

EXHIBIT INDEX		42

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by us in forward-looking statements include, among others, the following:

•	uncertainties regarding economic conditions in the United States and globally;

•	difficult and adverse conditions in the domestic and global capital and credit markets;

•	domestic and global supply and demand for oil and natural gas;

•	sustained or further declines in the prices we receive for oil and natural gas;

•	the effects of government regulation, permitting, and other legal requirements;

•	environmental risks;

•	the geologic quality of our properties with regard to, among other things, the existence of hydrocarbons in economic quantities;

•	uncertainties about the estimates of our oil and natural gas reserves;

•	our ability to increase our production of oil and natural gas income through exploration and development;

•	our ability to successfully apply horizontal drilling techniques and tertiary recovery methods;

•	the number of well locations to be drilled, the cost to drill, and the time frame within which they will be drilled;

•	the effects of adverse weather on operations;

•	drilling and operating risks;

•	the ability of contractors to timely and adequately perform their drilling, construction, well stimulation, completion and production services;

•	the availability of equipment, such as drilling rigs and related equipment and tools;

•	changes in our drilling plans and related budgets;

•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity;

•	the availability of gathering and transportation pipelines and processing and other midstream services;

•	uncertainties associated with our legal proceedings and their outcome;

•	uncertainties relating to the potential divestitures of the Niobrara and midstream assets, including the ability to reach agreements with potential purchasers on terms acceptable to the company; and

•	other factors discussed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission.

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

Item 1.	Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except Share and per Share Data)

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS
Current Assets
Cash and Cash Equivalents	$6,260	$11,796
Accounts Receivable	20,710	17,717
Short-Term Derivative Instruments	14,809	10,404
Assets Held for Sale	15,140	24,808
Inventory, Prepaid Expenses and Other	1,290	1,191

Total Current Assets	58,209	65,916
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	381,202	349,938
Unevaluated Oil and Gas Properties	137,093	123,241
Other Property and Equipment	45,314	43,542
Wells and Facilities in Progress	71,533	66,548
Pipelines	6,329	4,408

Total Property and Equipment	641,471	587,677
Less: Accumulated Depreciation, Depletion and Amortization	(116,244)	(107,433)

Net Property and Equipment	525,227	480,244
Deferred Financing Costs and Other Assets – Net	3,105	3,405
Equity Method Investments	44,401	41,683
Long-Term Deferred Tax Asset	4,456	1,727
Long-Term Derivative Instruments	9,900	8,576

Total Assets	$645,298	$601,551

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$35,326	$41,558
Accrued Expenses	19,542	15,682
Short-Term Derivative Instruments	2,932	2,363
Current Deferred Tax Liability	3,848	2,141
Liabilities Related to Assets Held for Sale	246	1,622

Total Current Liabilities	61,894	63,366
Senior Secured Line of Credit and Long-Term Debt	195,272	225,138
Long-Term Derivative Instruments	2,781	1,275
Long-Term Deferred Tax Liability	0	84
Other Deposits and Liabilities	807	744
Asset Retirement Obligation	22,987	18,670

Total Liabilities	$283,741	$309,277
Commitments and Contingencies (See Note 11)
Stockholders’ Equity
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 52,899,315 shares issued and outstanding on March 31, 2012 and 44,859,220 shares issued and outstanding on December 31, 2011	52	44
Additional Paid-In Capital	447,872	376,843
Accumulated Deficit	(86,702)	(84,888)

Rex Energy Stockholders’ Equity	361,222	291,999
Noncontrolling Interests	335	275

Total Stockholders’ Equity	361,557	292,274

Total Liabilities and Stockholders’ Equity	$645,298	$601,551

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in Thousands, Except Share and per Share Data)

	For the Three Months Ended March 31,
	2012	2011
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$31,483	$22,575
Other Revenue	2,351	572

TOTAL OPERATING REVENUE	33,834	23,147
OPERATING EXPENSES
Production and Lease Operating Expense	12,299	7,147
General and Administrative Expense	5,411	5,680
Loss on Disposal of Asset	26	17
Impairment Expense	2,793	342
Exploration Expense	1,092	1,812
Depreciation, Depletion, Amortization and Accretion	9,802	5,758
Other Operating Expense	1,782	446

TOTAL OPERATING EXPENSES	33,205	21,202
INCOME FROM OPERATIONS	629	1,945
OTHER INCOME (EXPENSE)
Interest Expense	(1,481)	(302)
Gain (Loss) on Derivatives, Net	7,439	(7,078)
Other Income (Expense)	6	(12)
Loss on Equity Method Investments	(134)	(276)

TOTAL OTHER INCOME (EXPENSE)	5,830	(7,668)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	6,459	(5,723)
Income Tax Benefit (Expense)	(2,631)	2,190

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,828	(3,533)
Loss From Discontinued Operations, Net of Income Taxes	(5,355)	(4,069)

NET LOSS	(1,527)	(7,602)
Net Income (Loss) Attributable to Noncontrolling Interests	101	(102)

NET LOSS ATTRIBUTABLE TO REX ENERGY	$(1,628)	$(7,500)

Earnings per common share:
Basic – Net Income (Loss) From Continuing Operations Attributable to Rex Common Shareholders	$0.08	$(0.08)
Basic – Net Loss From Discontinued Operations Attributable to Rex Common Shareholders	(0.11)	(0.09)

Basic – Net Loss Attributable to Rex Common Shareholders	$(0.03)	$(0.17)

Basic – Weighted Average Shares of Common Stock Outstanding	48,744	43,862
Diluted – Net Income (Loss) From Continuing Operations Attributable to Rex Common Shareholders	$0.08	$(0.08)
Diluted – Net Loss From Discontinued Operations Attributable to Rex Common Shareholders	(0.11)	(0.09)

Diluted – Net Loss Attributable to Rex Common Shareholders	$(0.03)	$(0.17)

Diluted – Weighted Average Shares of Common Stock Outstanding	49,693	43,862

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2012

(Unaudited, $ in Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Rex Energy Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Par Value
BALANCE December 31, 2011	44,859	$44	$376,843	$(84,888)	$291,999	$275	$292,274
Non-Cash Compensation	0	0	454	(186)	268	0	268
Issuance of common stock, net of issuance costs	8,050	8	70,575	0	70,583	0	70,583
Stock Option Exercises	0	0	0	0	0	0	0
Issuance of Restricted Stock, Net of Forfeitures	(10)	0	0	0	0	0	0
Capital Contributions	0	0	0	0	0	(41)	(41)
Net Loss	0	0	0	(1,628)	(1,628)	101	(1,527)

BALANCE March 31, 2012	52,899	$52	$447,872	$(86,702)	$361,222	$335	$361,557

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, $ in Thousands)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,527)	$(7,602)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Loss from Equity Method Investments	134	276
Non-cash Expenses	474	521
Depreciation, Depletion, Amortization and Accretion	9,802	5,878
Unrealized (Gain) Loss on Derivatives	(3,654)	8,449
Dry Hole Expense	503	306
Deferred Income Tax Benefit	(1,108)	(4,713)
Impairment Expense	11,063	5,308
Loss on Sale of Asset	170	17
Changes in operating assets and liabilities
Accounts Receivable	(2,984)	1,216
Inventory, Prepaid Expenses and Other Assets	(81)	203
Accounts Payable and Accrued Expenses	(3,746)	4,470
Other Assets and Liabilities	(2,286)	(2,626)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,760	11,703
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Joint Venture Acreage Management	147	2,648
Change in Restricted Cash	0	11,865
Contributions to Equity Method Investments	(2,852)	(5,551)
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	1,224	84
Acquisitions of Undeveloped Acreage	(16,844)	(17,063)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(34,025)	(24,241)

NET CASH USED IN INVESTING ACTIVITIES	(52,350)	(32,258)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debt and Line of Credit	(50,000)	0
Proceeds from Long-Term Debt and Line of Credit	20,000	20,000
Repayments of Loans and Other Notes Payable	(218)	(218)
Debt Issuance Costs	(37)	(63)
Payments Related to Net Settlement of Share-Based Compensation Awards	(233)	0
Distributions by the Partners of Consolidated Joint Ventures	(41)	0
Proceeds from the Issuance of Common Stock, Net of Issuance Costs	70,583	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,054	19,719

NET DECREASE IN CASH	(5,536)	(836)
CASH – BEGINNING	11,796	11,008

CASH – ENDING	$6,260	$10,172

SUPPLEMENTAL DISCLOSURES
Interest Paid	1,491	263
Cash Paid for Income Taxes	0	0
NON-CASH ACTIVITIES
Equipment Financing	463	0

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Rex Energy Corporation, together with our subsidiaries (the “Company”), is an independent oil and gas company with operations currently focused in the Appalachian and Illinois Basins. In the Appalachian Basin, we are focused on our Marcellus Shale drilling projects and Utica Shale and Upper Devonian Shale exploration activities. In the Illinois Basin, in addition to our developmental oil drilling, we are focused on the implementation of enhanced oil recovery on our properties. Our balanced growth strategy is focused on developing our higher potential exploration drilling prospects and actively seeking to acquire complementary oil and natural gas properties.

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

Certain amounts and disclosures have been condensed or omitted from these Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these interim financial statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Discontinued Operations

During December 2011, our board of directors approved a formal plan to sell our DJ Basin assets located in the states of Wyoming and Colorado. Pursuant to the rules for discontinued operations, these assets have been classified as Assets Held for Sale on our Consolidated Balance Sheets and the results of operations are reflected as Discontinued Operations in our Consolidated Statements of Operations. Unless otherwise noted, all disclosures and tables reflect the results of continuing operations and exclude any assets, liabilities or results from our discontinued operations. For additional information see Note 3, Discontinued Operations/Assets Held for Sale, to our Consolidated Financial Statements.

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

2. ASSET RETIREMENT OBLIGATION

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

Accretion expense during the three-month periods ended March 31, 2012 and 2011 totaled approximately $0.5 million and $0.4 million, respectively. These amounts are recorded as depreciation, depletion and amortization (“DD&A”) expense on our Consolidated Statements of Operations. During the first three months of 2012, we recognized an increase of $3.8 million in the estimated present value of our asset retirement obligations, representing an increase in the estimate to plug and abandon our oil and natural gas wells. The primary factor underlying the 2012 fair value revisions was an overall increase in abandonments estimates.

March 31, 2012
($ in Thousands)
Beginning Balance at December 31, 2011	$18,670
Asset Retirement Obligation Incurred	46
Asset Retirement Obligation Settled	(36)
Asset Retirement Obligation Revision of Estimated Obligation	3,846
Asset Retirement Obligation Accretion Expense	461

Total Future Abandonment Cost	$22,987

3. DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE

During December 2011, our board of directors approved a formal plan to sell our DJ Basin assets located in the states of Wyoming and Colorado, and we have engaged an advisor to assist with the marketing efforts. The assets are available for immediate sale pending normal due diligence incurred during the course of business, with consummation of a sale expected within one year. The recording of DD&A expense related to our DJ Basin assets ceased in December 2011. We evaluated the value, less cost to sell, of our DJ Basin assets, as of March 31, 2012, and determined that the fair value of our assets was less than their carrying amount based on changes in market conditions during the first quarter of 2012. Therefore, we adjusted the carrying value by recording an impairment of $7.9 million to write down the assets to the estimated fair values as of March 31, 2012. Upon the completion of a sale, we will have no continuing activities in the DJ Basin or continuing cash flows from this region.

These assets have been classified as Assets Held for Sale on our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, and the results of operations are reflected in Discontinued Operations in our Consolidated Statements of Operations. We have included $15.1 million and $24.8 million of net assets located in the DJ Basin as Assets Held for Sale on our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, respectively. We have included approximately $0.2 and $1.6 million of liabilities as Liabilities Related to Assets Held for Sale on our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, respectively. These liabilities primarily relate to Accounts Payable and Accrued Expenses.

Summarized financial information for Discontinued Operations is set forth in the table below, and does not reflect the costs of certain services provided. Such costs, which were not allocated to Discontinued Operations, were for services, including legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	March 31, ($ in thousands)
	2012	2011
Revenues:
Oil and Gas Sales	$29	$273

Total Operating Revenue	29	273
Costs and Expenses:
Production and Lease Operating Expense	86	51
General and Administrative Expense	287	565
Exploration Expense	332	1,163
Impairment Expense	8,270	4,966
Depreciation, Depletion, Amortization and Accretion	0	120
Other Operating Expense	3	0
Loss on Sale of Asset	144	0

Total Costs and Expenses	9,122	6,865
Income (Loss) from Discontinued Operations Before Income Taxes	(9,093)	(6,592)
Income Tax (Expense) Benefit(a)	3,738	2,523

Income (Loss) from Discontinued Operations, net of taxes	$(5,355)	$(4,069)

Production:
Crude Oil (Bbls)	344	3,419
Natural Gas (Mcf)	0	0

Total (Mcfe)	2,064	20,514

(a)	Effective tax rates for Discontinued Operations were 41.1% and 38.3% for the three months ending March 31, 2012 and 2011, respectively.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11provides new disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) and U.S. GAAP. The amendment requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, including retrospective application for all comparative periods presented. Although we currently are not engaged in any arrangements that would be effected by these disclosure requirements, we believe that ASU 2011-11 may have a material impact on future disclosures pending our entrance into an offsetting arrangement.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between U.S. GAAP and IFRS. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation process used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosures of all transfers between Level 1 and Level 2 of the fair value hierarchy. This update is effective for annual and interim periods beginning on or after December 31, 2011. We adopted ASU 2011-04 on January 1, 2012 with no material impact.

5. CONCENTRATIONS OF CREDIT RISK

At times during the three-month period ended March 31, 2012, our cash balance exceeded the Federal Deposit Insurance Corporation’s limit. There were no losses incurred due to such concentrations.

By using derivative instruments to hedge exposure to changes in commodity prices, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparties to perform under the terms of the derivative contract. When the fair value of the derivative is positive, the counterparty owes us, which creates repayment risk. We minimize the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. Our counterparties are investment grade financial institutions and lenders in our Senior Credit Facility (see Note 6, Long-term Debt, to our Consolidated Financial Statements). We have a master netting agreement in place with our counterparties that provides for the offsetting of payables against receivables from separate derivative contracts. None of our derivative contracts have a collateral provision that would require funding prior to the scheduled cash settlement date. For additional information, see Note 7, Fair Value of Financial and Derivative Instruments, to our Consolidated Financial Statements.

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. Approximately 92.6% of our production receivables from continuing operations at December 31, 2011 were attributable to four customers, with the largest single purchaser accounting for 56.2%. These same four customers account for approximately 99.6% of our production receivables from continuing operations as of March 31, 2012, with the largest single purchaser accounting for 53.7%. We believe the growth in our Appalachian Basin operations will help us to minimize our future risks by diversifying our ratio of oil and natural gas sales as well as the quantity of purchasers.

6. LONG-TERM DEBT

Senior Credit Facility

We maintain a revolving credit facility evidenced by a Credit Agreement, dated September 28, 2007, with KeyBank National Association as Administrative Agent; Royal Bank of Canada, as Syndication Agent; and lenders from time to time parties thereto (as amended from time to time, the “Senior Credit Facility”). Borrowings under the Senior Credit Facility are limited by a borrowing base that is determined by reference to our oil and gas properties. As of March 31, 2012, the borrowing base under the Senior Credit Facility was $255.0 million; however, the revolving credit facility may be increased up to $500 million upon re-determinations of the borrowing base, consent of the lenders and other conditions described in the agreement. The borrowing base is re-determined by the bank group semi-annually. As of March 31, 2012, loans made under the Senior Credit Facility were set to mature on September 28, 2015. In certain circumstances, we may be required to prepay the loans. Management does not believe that a prepayment will be required within the next twelve months. As of March 31, 2012, we had $145.0 million drawn on the Senior Credit Facility as compared to $175.0 million at December 31, 2011. On May 7, 2012, our lenders increased the borrowing base under our Senior Credit Facility from $255.0 million to $265.0 million.

Borrowings under the Senior Credit Facility bear interest, at our election, at the Adjusted LIBOR or the Alternative Base Rate (each as defined below) plus, in each case an applicable per annum margin. The applicable per annum margin is determined based upon our total borrowing base utilization percentage in accordance with a pricing grid. The applicable per annum margin ranges from 1.75% to 2.75% for Eurodollar loans and 0.50% to 1.50% for Alternative Base Rate loans. The Alternative Base Rate is equal to the greater of: (i) KeyBank’s announced prime rate; (ii) the federal funds effective rate from time to time plus 0.5%; and (iii) the London Interbank Offered Rate for deposits with a maturity comparable to the borrowings (provided that such rate shall never be less than 1.0%) (“LIBOR”) plus 1.25%. Our commitment fee is also dependent on our total borrowing base utilization percentage and is determined based upon an applicable per annum margin which ranges from 0.375% to 0.50%.

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

The Senior Credit Facility also requires that we meet, on a quarterly basis, minimum financial requirements of consolidated current ratio, EBITDAX to interest expense and total debt to EBITDAX. EBITDAX is a non-GAAP financial measure used by our management team and by other users of our financial statements, such as our commercial bank lenders, which adds to or subtracts from net income the following expenses or income for a given period to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, depletion, amortization, unrealized gains and losses from derivatives, exploration expense and other similar non-cash activity. The Senior Credit Facility requires that as of the last day of any fiscal quarter, our ratio of consolidated current assets, which includes the unused portion of our borrowing base, as of such day to consolidated current liabilities as of such day is to not be less than 1.0 to 1.0. On that basis, our current ratio as of March 31, 2012 was approximately 2.5 to 1.0. Additionally, the Senior Credit Facility requires that as of the last day of any fiscal quarter, our ratio of EBITDAX for the period of four fiscal quarters ending on such day to interest expense for such period, known as our interest coverage ratio, is not to be less than 3.0 to 1.0. Our interest coverage ratio as of March 31, 2012 was approximately 14.3 to 1.0. Additionally, as of the last day of any fiscal quarter, our ratio of total debt to EBITDAX for the period of four fiscal quarters ending on such day is not to exceed 4.25 to 1.0. Our ratio of total debt to EBITDAX as of March 31, 2012 was approximately 2.3 to 1.0.

Second Lien Credit Agreement

On December 22, 2011, we entered into a second lien credit agreement (the “Second Lien Credit Agreement”) with KeyBank, as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, UnionBanCal Equities, Inc. and SunTrust Bank, as Co-Documentation agents, and the lenders from time to time party thereto. The Second Lien Credit Agreement provides for a $100.0 million senior secured second lien term loan facility under which $50.0 million is initially available to us and up to an additional $50.0 million of incremental borrowings may be available upon the request of the Company. The initial borrowings under the Second Lien Credit Agreement mature on March 28, 2016. The maturity of incremental borrowings, if any, will be determined at the time of such borrowings. In certain circumstances, we may be required to prepay borrowings under the Second Lien Credit Agreement. Management does not believe that a prepayment will be required within the next twelve months.

At our election, borrowings under the Second Lien Credit Agreement bear interest at a rate per annum equal to the “Alternate Base Rate” or “Adjusted LIBOR” (each as defined below), plus, in each case, an applicable per annum margin. The Alternative Base Rate is equal to the greater of: (i) KeyBank’s announced prime rate; (ii) the federal funds effective rate from time to time plus 0.5%; and (iii) LIBOR plus 1.0%. Adjusted LIBOR is equal to the product of the LIBOR Rate multiplied by a statutory reserve rate. The applicable per annum margin equals, in the case of loans bearing interest at the Alternate Base Rate, 5.0% through the first anniversary of the initial borrowings and 6.0% thereafter, and in the case of Adjusted LIBOR loans, 6.0% through the first anniversary of the initial borrowings and 7.0% thereafter. Interest is payable quarterly in the case of loans bearing interest at the Alternate Base Rate and on the last day of each relevant interest period or every three months in the case of loans bearing interest at the Adjusted LIBOR.

The Second Lien Credit Agreement contains covenants that restrict our ability to, among other things, materially change our business, make dividends, enter into transactions with affiliates, create or acquire additional subsidiaries, incur indebtedness, sell assets, make loans to others, make investments, enter into mergers, incur liens, and enter into agreements regarding swap and other derivative transactions. The Second Lien Credit Agreement states that as of the last day of any fiscal quarter, our current ratio must not be less than 1.0 to 1.0. Our current ratio as of March 31, 2012 was approximately 2.5 to 1.0. Additionally, the Second Lien Credit Agreement states that as of the last day of any fiscal quarter, our interest coverage ratio for the period of four fiscal quarters ending on such day must not to be less than 3.0 to 1.0. Our interest coverage ratio as of March 31, 2012 was approximately 14.3 to 1.0. Additionally, as of the last day of any fiscal quarter, our ratio of total debt to EBITDAX for the period of four fiscal quarters ending on such day is not to exceed 4.25 to 1.0. Our ratio of total debt to EBITDAX as of March 31, 2012 was approximately 2.3 to 1.0. Obligations under the Second Lien Credit Agreement are secured by mortgages on our oil and gas properties. We are required to maintain liens covering our oil and gas properties representing at least 80% of the total value of all of our oil and gas properties.

In connection with the Second Lien Credit Agreement, we entered into a guaranty and second lien collateral agreement, dated as of December 22, 2011, in favor of KeyBank, as Administrative Agent for the banks and other financial institutions from time to time party to the Second Lien Credit Agreement (“the “Guaranty and Second Lien Collateral Agreement”). Pursuant to the Guaranty and Second Lien Collateral Agreement, we, jointly and severally, guaranteed the prompt and complete payment of our obligations under the Second Lien Credit Agreement. In addition, we granted, as security for the prompt and complete payment and performance when due of such obligations, a security interest in substantially all of our personal property, including equity interests. As of March 31, 2012 and December 31, 2011, we had $50.0 million drawn on the Second Lien Credit Agreement.

In addition to credit facilities, we may, from time to time in the normal course of business finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and other obligations consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012 (Unaudited)	December 31, 2011
	($ in Thousands)	($ in Thousands)
Secured Lines of Credit(a)	$195,000	$225,000
Capital Leases and Other Obligations(a)	783	544

Total Debts	195,783	225,544
Less Current Portion of Long-Term Debt(b)	(511)	(406)

Total Long-Term Debt	$195,272	$225,138

(a)

The credit facilities require us to make monthly payments of interest on the outstanding balance of loans made under the agreement. Loans made under the Senior Credit Facility mature on September 28, 2015, while loans made under the Second Lien Credit Agreement mature on March 28, 2016, and in certain circumstances, we may be required to prepay the loans. The average interest rate on borrowings under our credit facilities for the three months ended March 31, 2012 was approximately 3.9%. The average interest rate on our capital leases and other obligations for the three months ended March 31, 2012 was approximately 2.8%.

(b)	Included in Accounts Payable on our Consolidated Balance Sheets.

7. FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS

Our results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, we enter into oil and natural gas commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor on the settlement dates, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling on the settlement dates, we make payments to our counterparties. We do not enter into these arrangements for speculative trading purposes. As of March 31, 2012, our oil and natural gas derivative commodity instruments consisted of fixed rate swap contracts, collars, swaptions, puts and put spreads. We did not designate these instruments as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as other income or expense on our Consolidated Statements of Operations under the heading Gain (Loss) on Derivatives, Net.

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

We enter into the majority of our derivative arrangements with four counterparties and have a netting agreement in place. We present our derivatives as gross assets or liabilities on our Consolidated Balance Sheets. We do not obtain collateral to support the derivative agreements, but monitor the financial viability of our counterparties and believe our credit risk is minimal on these transactions. For additional information on the credit risk with regards to our counterparties, see Note 5, Concentrations of Credit Risk, to our Consolidated Financial Statements.

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

We received net payments of $3.8 million and $1.4 million under these commodity derivative instruments during the three-month periods ended March 31, 2012 and 2011, respectively. Unrealized gains and losses associated with our commodity derivative instruments amounted to a gain of $3.7 million and a loss of $8.4 million for the three months ended March 31, 2012 and 2011, respectively.

The following table summarizes the location and amounts of gains and losses on derivative instruments, none of which are designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 ($ in thousands):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Realized Gains (Losses)	Unrealized Gains (Losses)	Total	Realized Gains (Losses)	Unrealized Gains (Losses)	Total
Crude Oil
Reclassification of settled contracts included in prior periods mark-to-market adjustment	$0	$535	$535	$0	$463	$463
Mark-to-market fair value adjustments	0	(2,888)	(2,888)	0	(7,712)	(7,712)
Settlement of contracts (a)	(212)	0	(212)	(147)	0	(147)

Crude Oil Total	(212)	(2,353)	(2,565)	(147)	(7,249)	(7,396)

Natural Gas
Reclassification of settled contracts included in prior periods mark-to-market adjustment	0	(2,601)	(2,601)	0	(1,058)	(1,058)
Mark-to-market fair value adjustments	0	8,608	8,608	0	(142)	(142)
Settlement of contracts (a)	3,997	0	3,997	1,518	0	1,518

Natural Gas Total	3,997	6,007	10,004	1,518	(1,200)	318

Gain (Loss) on Derivatives, Net	$3,785	$3,654	$7,439	$1,371	$(8,449)	$(7,078)

(a)	These amounts represent the realized gains and losses on settled derivatives, which before settlement are included in the mark-to-market fair value adjustments.

Our derivative instruments are recorded on the balance sheet as either an asset or a liability, in either case measured at fair value. The fair value associated with our derivative instruments was a net asset of approximately $19.0 million and a net asset of $15.3 million at March 31, 2012 and December 31, 2011, respectively. Included in the fair value as of March 31, 2012 and December 31, 2011, is a liability of approximately $0.5 million associated with a premium that is due to the counterparty upon settlement of the related contract.

As of March 31, 2012, we had approximately 87.1% and 78.4% of our current oil production on an annualized basis hedged through 2012 and 2013, respectively, and 65.7% and 77.2% of our current gas production on an annualized basis hedged through 2012 and 2013, respectively. Our open asset/(liability) financial commodity derivative instrument positions at March 31, 2012 consisted of:

Period	Volume	Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2012 – Collar	450,000 Bbls	$0	$68.39	$111.08	$0	$(2,174)
2013 – Collar	540,000 Bbls	0	72.44	112.56	0	(3,031)

	990,000 Bbls					$(5,205)

Natural Gas
2012 – Swap	3,420,000 Mcf	$0	$0	$0	$4.23	$4,606
2012 – Swaption	450,000 Mcf	0	0	0	5.25	1,138
2012 – Three Way Collar	1,980,000 Mcf	3.66	4.48	5.13	0	1,222
2012 – Collar	2,250,000 Mcf	0	4.70	5.89	0	4,505
2013 – Swap	4,770,000 Mcf	0	0	0	3.92	3,367
2013 – Three Way Collar	1,920,000 Mcf	3.53	4.38	5.08	0	1,110
2013 – Collar	3,360,000 Mcf	0	4.77	5.68	0	4,971
2013 – Put	2,640,000 Mcf	0	5.00	0	0	3,789 [a]
2014 – Call	1,800,000 Mcf	0	0	5.00	0	(507)

	22,590,000 Mcf					$24,201

[a]	Includes liability of approximately $0.5 million for premium due upon settlement of contract.

The combined fair value of derivatives, none of which are designated or qualifying as hedges, included in our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 is summarized below ($ in thousands):

	March 31, 2012	December 31, 2011
Short-Term Derivative Assets:
Natural Gas – Swaps	$5,477	$3,912
Natural Gas – Swaption	1,138	1,047
Natural Gas – Three Way Collar	1,499	1,333
Natural Gas – Collars	5,748	4,112
Natural Gas – Puts[a]	947	0

Total Short –Term Derivative Assets	$14,809	$10,404

Long-Term Derivative Assets:
Crude Oil – Collars	$0	$143
Natural Gas – Swaps	2,496	1,377
Natural Gas – Collars	3,729	5,690
Natural Gas – Three Way Collar	833	861
Natural Gas – Puts[a]	2,842	505

Total Long – Term Derivative Assets	$9,900	$8,576

Total Derivative Assets	$24,709	$18,980

Short-Term Derivative Liabilities:
Crude Oil – Collars	$(2,932)	$(2,363)

Total Short – Term Derivative Liabilities	$(2,932)	$(2,363)

Long-Term Derivative Liabilities:
Crude Oil – Collars	$(2,274)	$(632)
Natural Gas – Call	(507)	0
Natural Gas – Collars	0	(643)

Total Long – Term Derivative Liabilities	$(2,781)	$(1,275)

Total Derivative Liabilities	$(5,713)	$(3,638)

[a]	Includes liability of approximately $0.5 million for premium due upon settlement of contract.

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

During the three months ended March 31, 2012, there were no transfers into or out of Level 1 or Level 2 measurements. The following table presents the fair value hierarchy table for assets and liabilities measured at fair value ($ in thousands):

	Total Carrying Value as of March 31, 2012	Fair Value Measurements at March 31, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives(a) – commodity swaps and collars	$18,996	$0	$18,996	$0
Asset Retirement Obligations	$22,987	$0	$0	$22,987
Assets Held for Sale	$15,140	$0	$0	$15,140

(a)	All of our derivatives are classified as Level 2 measurements. For information regarding their classification on our Consolidated Balance Sheets, please refer to the table on page 15 of this report.

The value of our oil derivatives are collar contracts for notional barrels of oil at interval New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The fair value of our oil derivatives as of March 31, 2012 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil and (iii) the implied rate of volatility inherent in the collar contracts. The implied rates of volatility inherent in our collar contracts were determined based on market-quoted volatility factors. Our gas derivatives are comprised of puts, swaps, collars and three way collar contracts for notional volumes of gas contracted at NYMEX Henry Hub (“HH”). The fair values attributable to our gas derivative contracts as of March 31, 2012 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the collar and three way collar contracts. The implied rates of volatility inherent in our collar and three way collar contracts were determined based on market-quoted volatility factors. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative commodity swaps and collars and interest rate swaps are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

Asset Retirement Obligations

We report the fair value of asset retirement obligations on a nonrecurring basis in our Consolidated Balance Sheets. We estimate the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation; estimated probabilities, amounts and timing of settlements; estimated plugging costs; the credit-adjusted risk-free rate to be used; and inflation rates. The most significant inputs used in the determination of asset retirement obligations are the estimated costs to plug and abandon our wells. Significant changes in the estimated cost to plug and abandon our wells can cause significant changes in the fair value measurement of our asset retirement obligations due to the large number of wells that we operate. These inputs are unobservable, and thus result in a Level 3 classification. Refer to Note 2, Future Abandonment Cost, of our Consolidated Financial Statements for further information on asset retirement obligations, which include a reconciliation of the beginning and ending balances that represent the entirety of our Level 3 fair value measurements.

Assets Held for Sale

We report the fair value of Assets Held for Sale on a nonrecurring basis in our Consolidated Balance Sheets. We estimate the fair value of the Assets Held for Sale based on purchase and sale transactions in the immediate region encompassing the assets. The most significant input used in determining the fair value of our Assets Held for Sale is purchase and sale transactions of similar assets in the DJ basin. These transactions are typically analyzed on the basis of cost per net acre. Significant changes to cost per acre indicators could change our estimate of fair value based on the number of acres that we have under leasehold. As of March 31, 2012, we had approximately 44,000 net acres under leasehold in the DJ Basin. Refer to Note 3, Discontinued Operations/Assets Held for Sale, to our Consolidated Financial Statements for further information on our Assets Held for Sale, which includes a narrative of the change in fair value measurements.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value in our Consolidated Financial Statements:

	March 31, 2012		December 31, 2011
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured Lines of Credit	$195,000	$195,000	$225,000	$225,000
Capital Leases and Other Obligations	783	731	544	511

Total	$195,783	$195,731	$225,544	$225,511

The fair value of the secured lines of credit approximates carrying value based on borrowing rates available to us for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy.

The fair value of the capital leases and other obligations are determined using a discounted cash flow approach based on the interest rate and payment terms of the obligations and an assumed discount rate. The fair values of the obligations could be significantly influenced by the discount rate assumptions, which is unobservable. Accordingly, the fair value of the capital leases would be classified as Level 3 in the fair value hierarchy.

The carrying values of all classes of cash and cash equivalents, accounts receivables and accounts payables are considered to be representative of their respective fair values due to the short term maturities of those instruments.

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

Income tax included in continuing operations was as follows ($ in thousands):

	Three Months Ended March 31,
	2012	2011
Income Tax (Expense) Benefit	$(2,631)	$2,190
Effective Tax Rate	41.4%	39.0%

For the three months ended March 31, 2012, our overall effective tax rate on pre-tax income from continuing operations was different than the statutory rate of 35% due primarily to state taxes. For the three months ended March 31, 2011, our overall effective tax rate on pretax losses from continuing operations was different than the statutory rate of 35% due primarily to state taxes, which was in part offset by downward revisions in relation to permanent differences, changes to estimated future state rates and state net operating loss carryforward true-ups.

No income tax payments were made during the three months ended March 31, 2012 and 2011.

9. CAPITAL STOCK

We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of March 31, 2012 and December 31, 2011, we had 52,899,315 and 44,859,220 shares of common stock outstanding, respectively. There were no preferred stock shares outstanding as of March 31, 2012 and December 31, 2011.

On February 6, 2012, we completed an underwritten public offering of 8,050,000 shares of our common stock, which included 1,050,000 shares of common stock issued upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $9.25 per share. The net proceeds from the offering were approximately $70.6 million, after deducting underwriting discounts, commissions and estimated offering expenses. We used a portion of the proceeds of the offering to repay a portion of outstanding borrowings under our Senior Credit Facility and used the remaining net proceeds to fund a portion of our capital expenditure program for 2012 and for other general corporate purposes.

10. EMPLOYEE BENEFIT AND EQUITY PLANS

401(k) Plan

We sponsor a 401(k) plan for eligible employees who have satisfied minimum age and service requirements. Employees can make contributions to the plan up to allowable limits. Our contributions to the plan were $0.1 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

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

Stock Options

Stock options represent the right to purchase shares of common stock in the future at the fair market value of the stock on the date of grant. In the event that any outstanding award expires, is forfeited, cancelled or otherwise terminated without the issuance of shares of our common stock or is otherwise settled in cash, shares of our common stock allocable to such award, including the unexercised portion of such award, shall again be available for the purposes of the Plan. If any award is exercised by tendering shares of our common stock to us, either as full or partial payment, in connection with the exercise of such award under the Plan or to satisfy our withholding obligation with respect to an award, only the number of shares of our common stock issued net of such shares tendered will be deemed delivered for purposes of determining the maximum number of shares of our common stock then available for delivery under the Plan. During the three months ended March 31, 2012 and 2011, we did not issue options to purchase our common stock.

Stock-based compensation expense relating to stock options for the three months ended March 31, 2012 and 2011 totaled $0.1 million and $0.3 million, respectively. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense. There were no stock option exercises during the three months ended March 31, 2012 and 2011.

A summary of the status of our issued and outstanding stock options as of March 31, 2012 is as follows:

	Outstanding		Exercisable
Exercise Price	Number Outstanding At 3/31/12	Weighted-Average Exercise Price	Number Exercisable At 3/31/12	Weighted-Average Exercise Price
$9.99	230,499	$9.99	230,499	$9.99
$9.50	100,000	$9.50	100,000	$9.50
$13.56	12,500	$13.56	12,500	$13.56
$22.34	30,000	$22.34	30,000	$22.34
$23.88	75,000	$23.88	75,000	$23.88
$23.28	4,000	$23.28	4,000	$23.28
$19.92	13,000	$19.92	13,000	$19.92
$21.10	30,000	$21.10	30,000	$21.10
$5.04	46,041	$5.04	30,694	$5.04
$10.42	29,548	$10.42	9,849	$10.42
$13.01	18,526	$13.01	6,175	$13.01
$12.50	19,139	$12.50	6,380	$12.50
$12.30	36,574	$12.30	18,288	$12.30
$11.87	3,500	$11.87	0	$0
$13.19	50,000	$13.19	0	$0

	698,327	$12.94	566,385	$13.26

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at March 31, 2012 were 4.4 years and $0.5 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at March 31, 2012 were 4.6 years and $0.5 million, respectively. As of March 31, 2012, unrecognized compensation expense related to stock options totaled approximately $0.5 million, which will be recognized over a weighted average period of 2.2 years.

Restricted Stock and Phantom Stock Awards

During the three-month period ended March 31, 2012, the Compensation Committee issued an aggregate of 14,516 shares of restricted common stock to nine employees. During the three-month period ended March 31, 2011, the Compensation Committee issued an aggregate of 75,599 shares of restricted stock to four employees and five non-employee directors. In addition, during the first quarter of 2011, the Compensation Committee issued 16,235 phantom stock awards to five directors, which can only be settled in cash and have not been included in our outstanding shares of common stock. The shares granted under these awards are subject to time vesting and performance-based vesting. The performance-based vesting is generally dictated by cumulative three-year targets for consolidated company production and discretionary cash flow per weighted-average outstanding share. The shares will vest on the date on which the Compensation Committee certifies that the performance goals have been satisfied, provided that the recipient has been in continuous employment with us from the grant date through the third anniversary of the grant date. Restrictions on the transfer associated with vesting schedules were determined by the Compensation Committee on an individual award basis. Upon a “change in control” of us, as such term is defined in the Plan, all restrictions will immediately lapse with respect to the greater of: (i) 50% of the maximum number of shares or (ii) the number of shares that would be awarded if the applicable performance-based goals and the extent such goals were satisfied are measured as of the date of the change in control. Shares that do not become vested, as defined in the Plan, will be forfeited and the recipient will cease to have any rights of a stockholder with respect to such forfeited shares.

Compensation expense associated with restricted stock awards is recognized on a straight-line basis over the vesting period and is periodically adjusted for estimated forfeiture rates and estimated satisfaction of performance-based goals. Compensation expense associated with restricted stock awards totaled $0.4 million and $0.2 million for the three-month periods ended March 31, 2012 and 2011, respectively. As of March 31, 2012, total unrecognized compensation cost related to restricted common stock grants was approximately $3.2 million, which will be recognized over a weighted average period of 2.3 years. In connection with the vesting of restricted stock during the three-month period ended March 31, 2012, certain employees elected to receive shares net of minimum statutory tax withholding amounts, which totaled approximately $0.2 million. The total grant date fair value of the restricted shares vested during the three-month period ended March 31, 2012 was approximately $0.1 million.

A summary of the restricted stock activity for the three months ended March 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards, as of December 31, 2011	1,229,826	$12.11
Awards	14,516	11.50
Forfeitures	(3,681)	13.57
Vested	(70,750)	2.05

Restricted stock awards, as of March 31, 2012	1,169,911	$12.71

A summary of the phantom stock activity for the three months ended March 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Phantom stock awards, as of December 31, 2011	30,975	$12.91
Awards	0	0
Forfeitures	0	0
Restrictions released	0	0

Phantom stock awards, as of March 31, 2012	30,975	$12.91

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

There have been no significant changes with respect to the legal matters disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Acreage Bonus Payments

At March 31, 2012, we had installment payment commitments on mineral interests that were previously leased in the amount of $1.1 million. All of these commitments are expected to be paid in 2012 and have been classified as Accrued Expenses on our Consolidated Balance Sheet. At December 31, 2011, our liability for installment payment commitments totaled approximately $1.2 million, which was classified as Accrued Expenses on our Consolidated Balance Sheet.

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

We manage our exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. As of March 31, 2012, we know of no significant probable or possible environmental contingent liabilities.

Letters of Credit

At March 31, 2012, we had posted $0.8 million in various letters of credit to secure our drilling and related operations.

Lease Commitments

As of March 31, 2012, we have lease commitments for various real estate leases. Rent expense is recognized on a straight-line basis and has been recorded in General and Administrative expense on our Consolidated Statements of Operations. Rent expense for the three months ended March 31, 2012 and 2011 was $0.1 million and $0.1 million, respectively. Lease commitments by year for each of the next five years are presented in the table below ($ in thousands):

2012	$451
2013	574
2014	104
2015	44
2016	0
Thereafter	0

Total	$1,173

Capacity Reservation

In conjunction with our formation of Keystone Midstream Services, LLC (“Keystone Midstream”) (see Note 14, Equity Method Investments, to our Consolidated Financial Statements), we entered into a capacity reservation arrangement with Keystone Midstream to ensure sufficient capacity at the cryogenic gas processing plant owned by Keystone Midstream to process our produced natural gas. Under the terms of the arrangement, we have reserved 28 net Mmcfe of processing capacity per day through January 2020. If we do not meet our capacity reservation volumes, we are obligated to pay $0.30/Mcfe per day for the difference between actual processed volumes and the reservation volume. During the three months ended March 31, 2012 and 2011, we incurred charges for approximately $0 and $0.1 million, respectively, in relation to the capacity reservation. In the event that we do not process any gas through the cryogenic gas processing plant, we may be obligated to pay approximately $2.3 million for the remainder of 2012 and approximately $3.1 million for each year in which 28 net Mmcfe of processing capacity is reserved. As of March 31, 2012, our production had increased to levels above the capacity reservation levels.

Operational Commitments

Pursuant to agreements reached during the fourth quarter of 2010 and the first quarter of 2011, we have contracted drilling rig services on two rigs to support our Butler County, Pennsylvania operations. The minimum cost to retain these rigs would require payments of approximately $0.8 million in 2012 and $0.1 million 2013, which is consistent with our 70% working interest in this project area. In addition, during the first quarter of 2011, we engaged contract completion services in Butler County, Pennsylvania. The minimum cost to retain the completion services is approximately $6.3 million in 2012 and $2.1 million in 2013, which is consistent with our 70% working interest in this project area.

Natural Gas Gathering, Processing and Sales Agreement

During the third quarter of 2011, we entered into a natural gas sales agreement with BP Energy Company (“BP Energy”), under which we have agreed to supply natural gas to BP Energy at certain delivery points in Pennsylvania with a termination date expected to be December 31, 2022, unless terminated earlier under certain conditions specified in the sales agreement. During the term of the sales agreement, we are obligated to provide to BP Energy, and BP Energy is obligated to purchase from us, a minimum monthly volume of natural gas equivalent to 17,500 MMBtu of natural gas per day from March 1, 2012 to December 31, 2012 and 59,500 MMBtu per day after January 1, 2013. On all volumes delivered, and on any shortfalls between volumes delivered and the minimum monthly quantity, we are obligated to pay a marketing fee and a demand charge. In connection with the entry into the sales agreement, we concurrently entered into a guaranty agreement whereby we have guaranteed the payment of obligations under the sales agreement up to a maximum of $50.0 million. We incurred approximately $0.1 million in expense, classified as Production and Lease Operating Expense on our Consolidated Statement of Operations, for the three months ended March 31, 2012.

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

In coordination with the aforementioned gathering and processing agreements, we have entered into an additional natural gas sales agreement with BP Energy, where we are obligated to sell, and BP Energy is obligated to purchase, 14,000 MMBtu per day of natural gas, for which we will pay a marketing fee and demand charge. The effective date of the sales agreement is expected to be no sooner than November 1, 2014, based on the estimated completion of the construction of the gathering and processing facilities, and will last until December 31, 2022.

Minimum net obligations under these sales, gathering and transportation agreements for the next five years are as follows ($ in thousands):

	BP Energy	Dominion East(a)	Dominion Natrium(a)	Total
2012	$559	$345	$195	$1,099
2013	2,531	1,369	2,300	6,200
2014	2,673	1,369	2.300	6,342
2015	3,382	1,369	2,300	7,051
2016	3,382	1,369	2,300	7,051
Thereafter	21,143	7,868	13,602	42,613

Total	$33,670	$13,689	$22,997	$70,356

(a)	Assumes 100% working interest; actual working interest could be materially different as drilling units are formed.

Drilling Commitments

During the first quarter of 2012, we entered into a drill-to-earn agreement with MFC Drilling (“MFC”). Under the terms and conditions of the agreement, we will acquire, through a drill-to-earn structure, a 62.5% working interest in approximately 4,510 acres in Belmont, Guernsey and Noble Counties, Ohio. The agreement provides that in order for us to earn the 62.5% working interest, we will bear the cost for our 62.5% working interest and 100% of the 15% working interest of MFC until such time that we have met the $14.1 million drilling carry obligation.

In addition to the drilling carry obligation, we are required to meet drilling commitments, the first of which is to drill three wells to test the Utica Shale formation and complete one of these wells no later than November 15, 2012, for a total estimated commitment of $8.2 million (the “Initial Drilling Commitment”). Amounts incurred toward the attainment of the drilling commitments are credited towards the drilling carry obligation. Subsequently, we are to commence the drilling of at least three Utica Shale wells by November 15 of each year until the carry obligation has been satisfied, with credits given to additional wells drilled beyond the annual commitment. We currently estimate the commitment for each well drilled and completed for our working interest and that of MFC to be approximately $6.5 million. Upon the fulfillment of the Initial Drilling Commitment, we have until the earlier of (i) six months from the first date of sales and (ii) June 15, 2013 to terminate the agreement. Should we not comply with the drilling commitments or terminate the agreement outside of the aforementioned termination parameters, we would be responsible for payment of the remaining drilling carry obligation at that time.

Pennsylvania Impact Fee

During the first quarter of 2012, Pennsylvania state legislators instituted a natural gas impact fee on producers of unconventional natural gas. The fee will be imposed on every producer of unconventional gas and applies to unconventional wells spud in Pennsylvania regardless of when spudding occurred. Unconventional gas wells that were spud prior to 2012 are considered to be spud in 2011 for purposes of determining the fee, which is considered year one for those wells. The fee for each unconventional gas well is determined using the following matrix, with vertical unconventional gas wells being charged 20% of the applicable rates:

	<$2.25[a]	$2.26 - $2.99[a]	$3.00 - $4.99[a]	$5.00 - $5.99[a]	>$5.99[a]

Year One	$40,000	$45,000	$50,000	$55,000	$60,000

Year Two	$30,000	$35,000	$40,000	$45,000	$55,000

Year Three	$25,000	$30,000	$30,000	$40,000	$50,000

Year 4 – 10	$10,000	$15,000	$20,000	$20,000	$20,000

Year 11 – 15	$5,000	$5,000	$10,000	$10,000	$10,000

[a]

Pricing utilized for determining annual fee is based on the arithmetic mean of the NYMEX settled price for the near-month contract as reported by the Wall Street Journal for the last trading day of each month of a calendar year for the 12-month period ending December 31.

For wells spud prior to 2012, the first year fee (considered to be 2011) is due on September 1, 2012. We fully accrued for this portion of the fee as a current liability in first quarter 2012 in the amount of $2.8 million. Additionally, in the first quarter we began accruing the year two fees for the historical wells in the amount of $0.5 million. For wells that have been spud thus far in 2012, we began accruing the year one fees, which amounted to $0.1 million of expense in the first quarter. The impact fees related to 2012 will be accrued evenly throughout the year beginning on the date a well has been spud, which we estimate to be $2.0 million for the remainder of 2012. We are recording the accrual of the impact fees as Production and Lease Operating Expense.

Other

In addition to the Asset Retirement Obligation discussed in Note 2, Future Abandonment Costs, to our Consolidated Financial Statements, we have withheld from distributions to certain other working interest owners amounts to be applied towards their share of those retirement costs. These amounts totaled $0.3 million at March 31, 2012 and December 31, 2011 and are included in Other Liabilities on our Consolidated Balance Sheets.

12. EARNINGS PER COMMON SHARE

Basic income per common share is calculated based on the weighted average number of common shares outstanding at the end of the period, excluding restricted stock with performance-based vesting criteria. Diluted income per common share includes the assumed exercise of stock options and performance-based restricted stock which contain conditions that are not earnings or market based, given that the hypothetical effect is not anti-dilutive. Stock options of 637,652 for the three-month period ended March 31, 2012 were outstanding but not included in the computations of diluted net income per share because the grant prices were greater than the average market price of the common shares, which has anti-dilutive effect on the computation. Due to our net loss from continuing operations for the three months ended March 31, 2011, we excluded all 826,511 outstanding stock options because the effect would have been anti-dilutive to the computations. The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net Income (Loss) From Continuing Operations, Less Noncontrolling Interests	$3,727	$(3,431)
Net Loss From Discontinued Operations	(5,355)	(4,069)

Net Loss	$(1,628)	$(7,500)

Denominator:
Weighted Average Common Shares Outstanding – Basic	48,744	43,862
Effect of Dilutive Securities:
Employee Stock Options	61	0
Employee Performance-Based Restricted Stock Awards	888	0

Weighted Average Common Shares Outstanding – Diluted	49,693	43,862

Earnings per Common Share:
Basic – Net Income (Loss) From Continuing Operations	$0.08	$(0.08)
– Net Loss From Discontinued Operations	(0.11)	(0.09)

– Net Loss	$(0.03)	$(0.17)

Diluted – Net Income (Loss) From Continuing Operations	$0.08	$(0.08)
– Net Loss From Discontinued Operations	(0.11)	(0.09)

– Net Loss	$(0.03)	$(0.17)

13. CONSOLIDATED SUBSIDIARIES

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

We fully consolidated the accounts of Water Solutions in our financial statements and accounted for the 20% equity interest owned by Sand Hills as a noncontrolling interest. As of March 31, 2012 and December 31, 2011, there was no recourse to our general credit. Water Solutions is financed through cash contributions from its members. There were no cash contributions during the first three months of 2012 and 2011.

NorthStar #3, LLC

In August 2011, our wholly owned subsidiary, R.E. Gas Development, LLC (“R.E. Gas”) and NorthStar Water Management (“NorthStar”) formed NorthStar #3, LLC (“NorthStar #3”) to construct, own and operate a water disposal well in Mahoning County, Ohio. At March 31, 2012, R.E. Gas owned a 51% membership interest in NorthStar #3, and the remaining 49% membership interest was owned by NorthStar, which also serves as the operator of the entity. To supplement the operations of NorthStar #3, the entity entered into a promissory note with us. As of March 31, 2012, the amount owed to us under the promissory note was $4.9 million.

A variable interest entity (“VIE”) is an entity that by design has insufficient equity to permit it to finance its activities without additional subordinated financial support or equity holders that lack the characteristics of a controlling financial interest. Based on these factors, we have determined NorthStar #3 to be a VIE.

We are considered the primary beneficiary of the entity and have consolidated its financial results in our Consolidated Financial Statements. To be considered the primary beneficiary, a member must have the power to direct the activities that most significantly impact the entity’s performance and have a significant variable interest that carries with it the obligation to absorb the losses or the right to receive benefits. The activities that most significantly impact the entity’s economic performance relate to the drilling of a successful disposal well with sufficient capacity and the ongoing operation of the well. Per the membership agreement, we hold a first right of refusal on all capacity rights for the disposal well, giving us the ability to make decisions regarding the operation and capacity of the well based on market conditions and, thus, the ability to direct the activities that most significantly impact the economic performance of the entity. We hold a significant variable interest in the entity in the form of our 51% membership interest and the $4.9 million promissory note. We have no recourse to recover the amount of the promissory note in the event that the disposal well is unsuccessful, leaving us with the obligation to absorb the losses. Upon success of the disposal well, we will initially have the right to approximately 87.3% of the available cash at the end of the period which covers the repayment of the note and our membership interest.

The carrying amount and classifications of NorthStar #3 assets and liabilities as of March 31, 2012 and December 31, 2011 are as follows, with no restrictions or obligations to use certain assets to settle associated liabilities:

	March 31, 2012 (in thousands)	December 31, 2011 (in thousands)
ASSETS
Cash and Cash Equivalents	$14	$10
Wells and Facilities in Progress	4,778	5,059

Total Assets	$4,792	$5,069
LIABILITIES
Accounts Payable	$0	$134
Note Payable	4,857	4,935

Total Liabilities	$4,857	$5,069

14. EQUITY METHOD INVESTMENTS

RW Gathering, LLC

We own a 40% non-operating interest in RW Gathering, LLC (“RW Gathering”), which owns gas-gathering assets to facilitate development in our Appalachian Basin operations. We recorded our investment in RW Gathering of approximately $17.0 million and $15.7 million as of March 31, 2012 and December 31, 2011, respectively, on our Consolidated Balance Sheets as Equity Method Investments. During the first three months of 2012 we contributed approximately $1.5 million in cash to RW Gathering to support current pipeline and gathering line construction, compared with $3.5 million for the same period in 2011. RW Gathering recorded net losses from continuing operations of $0.4 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. The losses incurred were due to insurance fees, bank fees, rent expenses and depreciation expense. Our share of the net loss is recorded on the Statements of Operations as Gain (Loss) on Equity Method Investments.

During the three months ended March 31, 2012 and 2011, we incurred approximately $0.3 million and $0.2 million, respectively, in compression expenses that were charged to us from Williams Production Appalachia, LLC. These costs are in relation to compression costs incurred by RW Gathering and are recorded as Production and Lease Operating Expense on our Consolidated Statement of Operations. As of March 31, 2012 and December 31, 2011, there were no receivables due from RW Gathering to us.

Keystone Midstream Services, LLC

We own a 28% non-operating interest in Keystone Midstream, a midstream joint venture focused on building, owning and operating high pressure gathering systems and cryogenic gas processing plants in Butler County, Pennsylvania. We recorded our investment in Keystone Midstream of approximately $27.4 million and $26.0 million as of March 31, 2012 and December 31, 2011, respectively, on our Consolidated Balance Sheets as Equity Method Investments. During the first three months of 2012 and 2011, we contributed approximately $1.4 million and $2.7 million, respectively, to Keystone Midstream primarily to support the construction of the cryogenic gas processing plants. Keystone Midstream recorded net income from operations of $0.1 million and a net loss from operations of $0.8 million for the three months ended March 31, 2012 and 2011, respectively. Our share of income and losses is recorded on the Statements of Operations as Gain (Loss) on Equity Method Investments.

During the three months ended March 31, 2012 and 2011, we incurred approximately $1.3 million and $0.7 million, respectively, in transportation, processing and capacity reservation expenses that were charged to us from Keystone Midstream. As of March 31, 2012 and December 31, 2011, there was approximately $0.5 million in payables due from us to Keystone Midstream for gas processing services provided during the respective periods.

15. IMPAIRMENT EXPENSE

For the three months ended March 31, 2012 and 2011, we incurred approximately $2.8 million and $0.3 million in impairment expenses from continuing operations, respectively. We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment. The expense incurred during the first three months of 2012 is primarily related to the lack of development plans on several leases in Clearfield County, Pennsylvania, which is a non-operated dry gas region of the Marcellus Shale. As of March 31, 2012, we continued to carry the costs of undeveloped properties of approximately $137.1 million on our Consolidated Balance Sheet, which is primarily related to the Marcellus and Utica Shale in the Appalachian Basin and for which we have development, trade or lease extension plans. The impairment expense incurred during the three-month period ended March 31, 2011, was related to permitting and engineering costs related to a water purification project that was abandoned.

16. EXPLORATION EXPENSE

For the three months ended March 31, 2012 and 2011, we incurred approximately $1.1 million and $1.8 million in exploration expenses, respectively. Approximately $0.8 million of the expense incurred in 2012 was due to geological and geophysical type expenditures and delay rental payments primarily associated with leases in the Appalachian Basin. An additional $0.3 million related to the plugging of two exploratory Marcellus Shale wells that were spud during 2011 in Butler County, Pennsylvania. Minimal drilling was completed on these wells before a strategic decision was made to abandon the well sites and defer capital to other leases in the development plan and hold the acreage by production. The expenses incurred in 2011 were due to geological and geophysical type expenditures and delay rental payments primarily associated with leases in the Appalachian Basin.

17. SUBSEQUENT EVENTS

Sale of Midstream Assets

On May 7, 2012, we announced that we have, together with our partners in Keystone Midstream, entered into an Agreement and Plan of Merger with a subsidiary of MarkWest Energy Partners L.P. (“MarkWest”) pursuant to which MarkWest will acquire Keystone Midstream for a purchase price of $512.0 million. We own a 28% interest in Keystone Midstream and account for our investment under the equity method of accounting. Our carrying value of this investment as of March 31, 2012 was approximately $27.4 million and recorded as Equity Method Investments on our Consolidated Balance Sheet. The transaction is subject to customary conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and is expected to close during the second quarter of 2012. For additional information on Keystone Midstream, see Note 14, Equity Method Investments, to our Consolidated Financial Statements.

Keystone Midstream owns and will operate two cryogenic gas processing plants, a gas gathering system and associated field compression in Butler County, Pennsylvania. In connection with the agreement, we will enter into a new gathering, processing and NGL fractionation arrangement whereby MarkWest will gather and process the rich gas from our wells within Butler County, Pennsylvania and certain surrounding areas.

Senior Credit Facility

On May 7, 2012, our lenders increased the borrowing base under our Senior Credit Facility from $255.0 million to $265.0 million. The bank group re-determines the borrowing base semi-annually utilizing the bank’s estimates of reserves and future oil and gas prices. Our next redetermination is scheduled for August of 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K and the unaudited financial statements included elsewhere herein.

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

Results of Continuing Operations

	For the Three Months Ended March 31,
	2012	2011
Production:
Oil and Condensate (Bbls)	172,197	171,662
Natural Gas (Mcf)	4,109,172	1,284,668
Natural Gas Liquids (Bbls)	63,495	27,333

Total (Mcfe)(a)	5,523,324	2,478,638
Average daily production:
Oil and Condensate (Bbls)	1,892	1,907
Natural Gas (Mcf)	45,156	14,274
Natural Gas Liquids (Bbls)	698	304

Total (Mcfe)(a)	60,696	27,540
Average sales price:(b)
Oil and Condensate (per Bbl)	$99.31	$90.73
Natural Gas (per Mcf)	$2.74	$4.41
Natural Gas Liquids (per Bbl)	$48.98	$48.84

Total (per Mcfe)(a)	$5.70	$9.11
Average NYMEX prices(c):
Oil (per Bbl)	$102.87	$94.11
Natural Gas (per Mcf)	$2.52	$4.19

(a)	Oil and natural gas liquids are converted at the rate of one barrel of oil equivalent (“BOE”) to six Mcfe.
(b)	Does not include the effects of cash settled derivatives.
(c)	Based upon the average of bid week prompt month prices.

	Production and Revenue by Basin
	For Three Months Ended March 31,
	2012	2011
Appalachian
Revenues – Natural Gas(a)	$11,272,868	$5,664,663
Volumes (Mcf)	4,109,172	1,284,668
Average Price	$2.74	$4.41
Revenues – Condensate(a)	$50,517	$16,262
Volumes (Bbl)	595	196
Average Price	$84.90	$82.99
Revenues – Natural Gas Liquids(a)	$3,109,816	$1,334,979
Volumes (Bbl)	63,495	27,333
Average Price	$48.98	$48.84
Average Production Cost per Mcfe(b)(c)	$0.97	$1.35
Illinois
Revenues – Oil(a)	$17,049,712	$15,558,578
Volumes (Bbl)	171,602	171,466
Average Price	$99.36	$90.74
Average Production Cost per Bbl(b)	$28.36	$28.85

(a)	Does not include the effects of cash settled derivatives.
(b)	Excludes ad valorem and severance taxes.
(c)	For three months ended March 31, 2012, excludes retroactive accrual of Pennsylvania Impact Fee (as defined below), which equates to approximately $0.62 per Mcfe. For three months ended March 31, 2012, includes accrual for current year Pennsylvania Impact Fee, which equates to approximately $0.13 per Mcfe.

	Other Performance Measurements
	For Three Months Ended March 31,
	2012	2011
EBITDAX From Continuing Operations (in thousands) [a]	$21,464	$11,551
LOE per Mcfe [b]	$1.72	$2.88
G&A per Mcfe	$0.98	$2.29

(a)	EBITDAX is a non-GAAP measure. See “Non-GAAP Financial Measures” for our reconciliation of EBITDAX to net income.
(b)

For three months ended March 31, 2012, excludes retroactive accrual of Pennsylvania Impact Fee, which equates to approximately $0.51 per Mcfe on a company-wide basis. For three months ended March 31, 2012, includes accrual for current year Pennsylvania Impact Fee, which equates to approximately $0.10 per Mcfe on a company-wide basis.

General Overview

Operating revenue for the three months ended March 31, 2012 increased 46.2% when compared to the same period in 2011. The increase in revenue was primarily due to higher production relative to the Appalachian Basin where we continue to have drilling success with Marcellus and Utica Shale operations. We increased our producing unconventional well count in the Appalachian Basin by 58.0 gross wells from March 31, 2011 to March 31, 2012, resulting in an increase in production in the region of 210%. Our production in the Illinois Basin was flat when compared to the first quarter of 2011. Aggressive maintenance and repair programs and the success of our tertiary recovery pilot helped offset the natural 4%-6% production decline of our Illinois Basin properties. The effect of increased production on our operating revenue was partially offset by a decline in natural gas prices. The average sales price per Mcf during the three-month period ended March 31, 2012 was $2.74, compared to $4.41 during the comparable period of 2011.

Operating expenses increased $12.0 million for the three-month period ended March 31, 2012, as compared to the same period in 2011. Operating expenses are primarily comprised of: Production and Lease Operating Expenses; G&A Expenses; Exploration Expenses; Impairment Expense; and DD&A Expenses. The increases in operating expenses were largely attributable to Production and Lease Operating Expense, Impairment Expense and DD&A.

We experienced Production and Lease Operating Expense increases during the first three months of 2012 as compared to the first three months of 2011 that are commensurate with the increase in producing wells in the Appalachian Basin as they relate to variable type costs such as compression, processing and gathering. Additionally, the Commonwealth of Pennsylvania instituted a natural gas impact fee during the first quarter of 2012, which accounted for approximately $3.4 million in expense for the period and is discussed in further detail below. Our Impairment Expense for the current period was comprised primarily of undeveloped acreage in our non-operated area in Clearfield County, Pennsylvania which we do not expect to evaluate. The increase in our DD&A expense is consistent with the growth in our asset base and production since the first quarter of 2011.

Pennsylvania Impact Fee

During the first quarter of 2012, Pennsylvania state legislators instituted a natural gas impact fee on producers of unconventional natural gas (the “Pennsylvania Impact Fee”). The fee will be imposed on every producer of unconventional gas and applies to unconventional wells spud in Pennsylvania regardless of when spudding occurred. Unconventional gas wells that were spud prior to 2012 are considered to be spud in 2011 for purposes of determining the fee, which is considered year one for those wells. The fee for each unconventional gas well is determined using the following matrix, with vertical unconventional gas wells being charged 20% of the applicable rates:

	<$2.25[a]	$2.26 - $2.99[a]	$3.00 - $4.99[a]	$5.00 - $5.99[a]	>$5.99[a]

Year One	$40,000	$45,000	$50,000	$55,000	$60,000

Year Two	$30,000	$35,000	$40,000	$45,000	$55,000

Year Three	$25,000	$30,000	$30,000	$40,000	$50,000

Year 4 – 10	$10,000	$15,000	$20,000	$20,000	$20,000

Year 11 – 15	$5,000	$5,000	$10,000	$10,000	$10,000

[a]

Pricing utilized for determining annual fee is based on the arithmetic mean of the NYMEX settled price for the near-month contract as reported by the Wall Street Journal for the last trading day of each month of a calendar year for the 12-month period ending December 31.

For wells spud prior to 2012, the first year fee (considered to be 2011) is due on September 1, 2012. We fully accrued for this portion of the Pennsylvania Impact Fee in first quarter 2012 in the amount of $2.8 million. Additionally, in the first quarter we began accruing the year two Pennsylvania Impact Fee for the historical wells in the amount of $0.5 million. For wells that have been spud thus far in 2012, we began accruing the year one Pennsylvania Impact Fee, which amounted to $0.1 million of expense in the first quarter. The impact fees related to 2012 will be accrued evenly throughout the year beginning on the date a well has been spud. We are recording the accrual of the Pennsylvania Impact Fee as Production and Lease Operating Expense.

EBITDAX (Non-GAAP)

EBITDAX (Non-GAAP) from continuing operations increased approximately $9.9 million to $21.5 million for the three-month period ended March 31, 2012 as compared to the same period in 2011. The increase in EBITDAX can be primarily attributed to higher natural gas production and higher average sales prices for oil, resulting in increased operating revenues. These increases were partially offset by an increase in operating expenses, particularly the retroactive portion of the Pennsylvania Impact Fee. See “Non-GAAP Financial Measures” for our reconciliation of EBITDAX to net income.

LOE per Mcfe

LOE per Mcfe measures the average cost of extracting oil and natural gas from our basin reserves during the period. This measurement is also commonly referred to in the industry as our “lifting cost”. It represents the average cost of extracting one Mcf of natural gas equivalent from our oil and natural gas reserves in the ground. LOE per Mcfe decreased to $1.72 for the three months ended March 31, 2012 as compared to $2.88 for the same period in 2011. As we continue to develop our non-proved properties, such as the Marcellus Shale, which have a lower operating cost, we believe this metric will continue to decrease on a per unit basis. For comparative purposes, we have excluded approximately $0.51 per Mcfe from our first quarter 2012 lifting cost which represents the retroactive portion of the Pennsylvania impact fee.

G&A Expenses per Mcfe

Our general and administrative expenses include fees for well operating services, marketing, non-field level employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our general and administrative expenses in relation to our production because these expenses have a direct impact on our profitability. G&A expenses per Mcfe decreased to approximately $0.98 for the three-month period ended March 31, 2012, respectively, as compared to $2.29 for the same period in 2011. As we continue to develop our non-proved properties, we believe this metric will continue to decrease on a per unit basis.

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011.

Oil and gas revenue, including the effects of cash settled derivatives, for the three-month periods ended March 31, 2012 and 2011 ($ in thousands, except total Mcfe production and price per Mcfe) is summarized in the following table:

	For Three Months Ended March 31,
	2012	2011	Change	%
Oil and Gas Revenues:
Oil and condensate sales revenue	$17,100	$15,574	$1,526	9.8%
Oil derivatives realized(a)	$(212)	$(147)	$(65)	(44.2%)

Total oil and condensate revenue and derivatives realized	$16,888	$15,427	$1,461	9.5%
Gas sales revenue	$11,273	$5,665	$5,608	99.0%
Gas derivatives realized(a)	$3,997	$1,518	$2,479	163.3%

Total gas revenue and derivatives realized	$15,270	$7,183	$8,087	112.6%
Total natural gas liquid revenue	$3,110	$1,335	$1,775	133.0%
Consolidated sales	$31,483	$22,574	$8,909	39.5%
Consolidated derivatives realized(a)	$3,785	$1,371	$2,414	176.1%

Total oil and gas revenue and derivatives realized	$35,268	$23,945	$11,323	47.3%
Total Mcfe Production	5,523,324	2,478,638	3,044,686	122.8%
Average Realized Price per Mcfe	$6.39	$9.66	$(3.27)	(33.9%)

(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for oil and gas during the first quarter of 2012, after the effect of derivative activities, was $6.39 per Mcfe, a decrease of 33.9%, or $3.27 per Mcfe, from the same quarter in 2011. This decrease was primarily due to a higher percentage of sales of natural gas when compared to our sales mix during the first quarter of 2011 coupled with a decline in the market price for natural gas. The average price for oil and condensate, after the effect of derivative activities, increased 9.1%, or $8.21 per barrel, to $98.07 per barrel. The average price for natural gas, after the effect of derivative activities, decreased 33.5%, or $1.88 per Mcf, to $3.72 per Mcf. Our derivative activities effectively increased net realized price by $0.69 per Mcfe in the first quarter of 2012 and $0.55 per Mcfe in the first quarter of 2011.

Production volumes in the first quarter of 2012 increased 122.8% from the first quarter of 2011. Natural gas production increased approximately 219.9% and our NGL production increased to 63,495 barrels from 27,333 barrels, primarily due to the production in our Marcellus Shale drilling operations in the Commonwealth of Pennsylvania. As of March 31, 2012 we had 58.0 more gross wells in the Appalachian Basin on production than at March 31, 2011.

Oil production remained flat in the first quarter of 2012 as compared to the same period in 2011. The natural decline of our Illinois Basin properties was offset by enhancing our secondary waterflood operations in addition to increased oil production from our ASP pilot.

Overall, our production for the three months ended March 31, 2012 averaged 60,696 Mcfe per day, of which 74.4% was attributable to natural gas, 18.7% to oil and 6.9% was a result of natural gas liquids production.

Statements of Operations for the three-month periods ended March 31, 2012 and 2011 are as follows:

	For Three Months Ended March 31,
	2012	2011	Change	%
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$31,483	$22,574	8,909	39.5%
Other Revenue	2,351	573	1,778	310.3%

TOTAL OPERATING REVENUE	33,834	23,147	10,687	46.2%
OPERATING EXPENSES
Production and Lease Operating Expense	12,299	7,148	5,151	72.1%
General and Administrative Expense	5,411	5,680	(269)	(4.7%)
Loss on Disposal of Asset	26	17	9	52.9%
Impairment Expense	2,793	341	2,452	719.1%
Exploration Expense	1,092	1,812	(720)	(39.7%)
Depreciation, Depletion, Amortization and Accretion	9,802	5,758	4,044	70.2%
Other Operating Expense	1,782	446	1,336	299.6%

TOTAL OPERATING EXPENSES	33,205	21,202	12,003	56.6%
INCOME FROM OPERATIONS	629	1,945	(1,316)	(67.7%)
OTHER INCOME (EXPENSE)
Interest Expense	(1,481)	(302)	(1,179)	(390.4%)
Gain (Loss) on Derivatives, Net	7,439	(7,078)	14,517	205.1%
Other Income (Expense)	6	(12)	18	150.0%
Loss on Equity Method Investments	(134)	(276)	142	51.4%

TOTAL OTHER INCOME (LOSS)	5,830	(7,668)	13,498	176.0%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	6,459	(5,723)	12,182	212.9%
Income Tax Benefit (Expense)	(2,631)	2,190	(4,821)	(220.1%)

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,828	(3,533)	7,361	208.3%
Loss From Discontinued Operations, Net of Income Taxes	(5,355)	(4,069)	(1,286)	(31.6%)

NET LOSS	(1,527)	(7,602)	6,075	79.9%
Net Income (Loss) Attributable to Noncontrolling Interests	101	(102)	203	199.0%

NET LOSS ATTRIBUTABLE TO REX ENERGY	$(1,628)	$(7,500)	5,872	78.3%

Other operating revenue for the three months ended March 31, 2012 and 2011 was approximately $2.4 million and $0.6 million, respectively. We generate other operating revenue from various activities such as revenue from the transportation of third-party natural gas and the sale and transfer of water used in the completion of Marcellus Shale wells in the Appalachian Basin. Increased activity and demand in the Appalachian Basin surrounding the Marcellus Shale has led to the growth of field service activities and has driven our increase in other operating revenue.

Production and lease operating expenses increased approximately $5.2 million, or 72.1%, in the first quarter of 2012 from the same period in 2011. We experienced Production and Lease Operating Expense increases that are commensurate with the increase in producing wells in the Appalachian Basin as they relate to variable type costs such as compression, processing and gathering. Additionally, the Commonwealth of Pennsylvania instituted the Pennsylvania Impact Fee during the first quarter of 2012, which accounted for approximately $3.4 million in expense for the period, of which $2.8 million was due to impact fees owed on wells drilled prior to 2012.

G&A expenses for the first quarter of 2012 decreased approximately $0.3 million, or 4.7%, to $5.4 million from the same period in 2011. The year-over-year decrease in expense is primarily due to severance expense for various employees recognized during the first quarter of 2011.

Impairment expenses for the first quarter of 2012 and 2011 totaled approximately $2.8 million and $0.3 million, respectively. We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment. The expense incurred during the first three months of 2012 was primarily related to the expected expiration of several leases in Clearfield County, Pennsylvania, which is a non-operated dry gas region of the Marcellus Shale. As of March 31, 2012, we continued to carry the costs of undeveloped properties of approximately $137.1 million on our Consolidated Balance Sheet, which is primarily related to the Marcellus and Utica Shale in the Appalachian Basin and for which we have development, trade or lease extension plans. The impairment expense incurred during the three-month period ended March 31, 2011 was related to permitting and engineering costs related to a water purification project that was abandoned.

Exploration expense for the three months ended March 31, 2012 was approximately $1.1 million as compared to $1.8 million for the three months ended March 31, 2011. Approximately $0.8 million of the expense incurred in 2012 was due to geological and geophysical type expenditures and delay rental payments primarily associated with leases in the Appalachian Basin. An additional $0.3 million related to the plugging of two exploratory Marcellus Shale wells that were spud during 2011 in Butler County,

Pennsylvania. Minimal drilling was completed on these wells before a strategic decision was made to abandon the well sites and defer capital to other leases in the development plan and hold the acreage by production. The expenses incurred in 2011 were due to geological and geophysical type expenditures and delay rental payments primarily associated with leases in the Appalachian Basin.

Interest expense for the three months ended March 31, 2012 was approximately $1.5 million as compared to $0.3 million during the first quarter of 2011. The increase in interest expense was due to our higher average long-term debt balance, including our Second Lien Credit Agreement, which carries a higher interest rate than our Senior Credit Facility.

DD&A expenses for the three months ended March 31, 2012 increased approximately $4.0 million, or 70.2%, from $5.8 million for the same period in 2011. This increase was primarily attributable to the increase in our asset base and associated production when compared to 2011.

Gain (Loss) on derivatives, net included a gain of approximately $7.4 million for the first quarter of 2012 as compared to a loss of $7.1 million for the same period in 2011. Changes were attributable to the volatility of oil and gas commodity prices along with changes in our portfolio of outstanding collars and swap derivatives. Losses from derivative activities generally reflect higher oil and gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market.

Net income tax benefit (expense) was an expense of approximately $2.6 million for the three months ended March 31, 2012 as compared to a benefit of approximately $2.2 million for the three months ended March 31, 2011. The change was primarily due to our increased production and related revenue for the first quarter of 2012.

Net loss attributable to Rex Energy for the first quarter of 2012 was approximately $3.3 million, as compared to a loss of approximately $7.5 million for the comparable period in 2011 as a result of the factors discussed above.

Capital Resources and Liquidity

Our primary needs for cash are for the exploration, development and acquisition of oil and gas properties. During the three months ended March 31, 2012, we spent $50.9 million of capital on drilling projects, facilities and related equipment and acquisitions of unproved acreage. We funded our capital program with net cash flows from operations, borrowings under our Senior Credit Facility and net proceeds from our public offering of common stock. The remainder of our 2012 capital budget is expected to be funded primarily by cash flow from operations, non-core assets sales and borrowings under our Senior Credit Facility. We currently believe we have sufficient liquidity and cash flow to meet our obligations for the next twelve months; however, a significant drop in commodity prices, particularly natural gas, or reduction in production or reserves could adversely affect our ability to fund capital expenditures and meet our financial obligations. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may also elect to issue additional shares of stock, subordinated notes or other securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

Our ability to fund our capital expenditure program is dependent upon the level of commodity prices and the success of our exploration programs in replacing our existing oil and gas reserves. If commodity prices decrease, our operating cash flows may decrease and the banks may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program. The effects of commodity prices on cash flows can be mitigated through the use of commodity derivatives. If we are unable to replace our oil and gas reserves through our acquisitions, development and exploration programs, we may also suffer a reduction in our operating cash flows and access to funds under the Senior Credit Facility. Under extreme circumstances, commodity price reductions or exploration drilling failures could allow the banks to seek to foreclose on our oil and gas properties, thereby threatening our financial viability.

Our cash flows from operations are driven by commodity prices and production volumes. Prices for oil and gas are driven by, among other things, seasonal influences of weather, national and international economic and political environments and, increasingly, from heightened demand for hydrocarbons from emerging nations. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices could decrease our exploration and development expenditures. Cash flows from operations and borrowings from our Senior Credit Facility have been primarily used to fund exploration and development of our oil and gas interests. As of March 31, 2012, we had $110.0 million available for borrowing under our Senior Credit Facility with a borrowing base of $255.0 million and $50.0 million available for borrowing under our Second Lien Credit Agreement of $100.0 million. We are not restricted as to our borrowings under the Senior Credit Facility; however we are subject to the minimum financial requirements detailed in Note 6, Long-Term Debt, to our Consolidated Financial Statements. On May 7, 2012, our lenders increased the borrowing base under our Senior Credit Facility from $255.0 million to $265.0 million.

On May 7, 2012, we announced that we have, together with our partners in Keystone Midstream, entered into an agreement and plan of merger with a subsidiary of MarkWest Energy Partners L.P. (“MarkWest”) pursuant to which we will sell Keystone Midstream for a purchase price of $512 million. We own a 28% interest in Keystone Midstream and expect net proceeds from the sale to be approximately $120.0 million. The transaction is expected to close during the second quarter of 2012, at which time we will use the funds primarily to pay down existing debt under our Senior Credit Facility and to support our operations. The transaction is subject to customary conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act. Keystone Midstream owns and will operate two cryogenic gas processing plants, a gas gathering system and associated field compression in Butler County, Pennsylvania. In connection with the agreement, we will enter into a new gathering, processing and NGL fractionation arrangement whereby MarkWest will gather and process the rich gas from our wells within Butler County, Pennsylvania and certain surrounding areas.

Financial Condition and Cash Flows for the Three Months Ended March 31, 2012 and 2011

The following table summarizes our sources and uses of funds for the periods noted:

	Three Months Ended March 31, ($ in Thousands)
	2012	2011
Cash flows provided by operations	$6,760	$11,703
Cash flows used in investing activities	(52,350)	(32,258)
Cash flows provided by financing activities	40,054	19,719

Net decrease in cash and cash equivalents	$(5,536)	$(836)

Net cash provided by operating activities decreased by approximately $4.9 million in the first three months of 2012 over the same period in 2011. The decrease in 2012 was affected by a combination of factors, but was primarily driven by our Accounts Payables outstanding at the end of the period, which was lower as of March 31, 2012 as compared to March 31, 2011 due to timing differences on our aging of amounts due and our increase in lease operating expenses. These decreases in cash from operating activities were partially offset by higher revenues, which was driven by our increase in oil and natural gas production.

        Net cash used in investing activities increased by approximately $20.1 million from the first three months of 2011 to $52.4 million in the first three months of 2012. This change can be primarily attributed to increased drilling and completion activity, particularly in our Marcellus and Utica Shale exploration areas, as compared to 2011. This increase was also impacted by a realization of restricted cash during the first quarter of 2011 of $11.9 million. The change in restricted cash during the first quarter of 2011 was due to an agreement with Sumitomo Corporation, whereby Sumitomo Corporation agreed to fund the cost of leasing acreage in Butler County, Pennsylvania. The balance of restricted cash decreased, thereby increasing our available cash, as leases were executed. During the first quarter of 2012, we continuously completed wells from our inventory of drilled wells at the end of 2011 in anticipation of the commissioning of a second cryogenic gas processing plant in Butler County, Pennsylvania.

Net cash provided by financing activities increased by approximately $20.4 million from the first three months of 2011 to $40.1 million for the first three months of 2012. The increase was primarily due to our public offering of common stock during the first quarter of 2012, which netted approximately $70.6 million, from which we used approximately $50.0 million to pay down outstanding long-term debt.

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

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended March 31, 2012, there were no material changes to the critical accounting policies previously reported by us in our Annual Report on Form 10-K for the year ended December 31, 2011. We describe critical recently adopted and issued accounting standards in Item 1. Financial Statements—Note 4, “Recently Issued Accounting Pronouncements.”

Non-GAAP Financial Measures

EBITDAX

“EBITDAX” means, for any period, the sum of net income for such period plus the following expenses, charges or income to the extent deducted from or added to net income in such period: interest, income taxes, DD&A, unrealized losses from financial derivatives, the retroactive portion of the Pennsylvania Impact Fee, exploration expenses and other similar non-cash charges, minus all non-cash income, including but not limited to, income from unrealized financial derivatives, added to net income. EBITDAX, as defined above, is used as a financial measure by our management team and by other users of its financial statements, such as our commercial bank lenders to analyze such things as:

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

EBITDAX is not a calculation based on GAAP financial measures and should not be considered as an alternative to net income (loss) (the most directly comparable GAAP financial measure) in measuring our performance, nor should it be used as an exclusive measure of cash flows, because it does not consider the impact of working capital growth, capital expenditures, debt principal reductions, and other sources and uses of cash, which are disclosed in our consolidated statements of cash flows.

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

We believe that EBITDAX assists our lenders and investors in comparing our performance on a consistent basis without regard to certain expenses, which can vary significantly depending upon accounting methods. Because we may borrow money to finance our operations, interest expense is a necessary element of our costs. In addition, because we use capital assets, DD&A are also necessary elements of our costs. Finally, we are required to pay federal and state taxes, which are necessary elements of our costs. Therefore, any measures that exclude these elements have material limitations.

To compensate for these limitations, we believe it is important to consider both net income determined under GAAP and EBITDAX to evaluate our performance.

The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented ($ in thousands):

	Three Months Ended March 31,
	2012	2011
Net Income (Loss) From Continuing Operations	$3,828	$(3,533)
Add Back Retroactive Portion of New Pennsylvania Impact Fee	2,809	0
Add Back Depletion, Depreciation, Amortization and Accretion	9,802	5,758
Add Back Non-Cash Compensation Expense	480	460
Add Back Interest Expense	1,482	309
Add Back Impairment Expense	2,793	341
Add Back Exploration Expenses	1,092	1,812
Less Interest Income	(1)	(7)
Add Back (Less) Loss (Gain) on Disposal of Assets	26	17
Add Back (Less) Unrealized Loss (Gain) from Financial Derivatives	(3,654)	8,449
Add Back (Less) Noncontrolling Interest Net Loss (Income)	(101)	102
Add Back (Less) Income Tax Expense (Benefit)	2,631	(2,190)
Add Back (Less) Equity Method Investment EBITDAX (Non-GAAP)	277	33

EBITDAX From Continuing Operations	$21,464	$11,551
Net Loss From Discontinued Operations	$(5,355)	$(4,069)
Add Back Depletion, Depreciation, Amortization and Accretion	0	120
Add Back Non-Cash Compensation Expense	9	11
Add Back Impairment Expense	8,270	4,966
Add Back Exploration Expenses	332	1,163
Add Back (Less) Loss (Gain) on Disposal of Assets	144	0
Add Back (Less) Income Tax Expense (Benefit)	(3,738)	(2,523)

Add EBITDAX From Discontinued Operations	$(338)	$(332)

EBITDAX (Non-GAAP)	$21,126	$11,219

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

For the three months ended March 31, 2012, the net realized gains on oil and natural gas derivatives were approximately $3.8 million as compared to net realized gains of approximately $1.4 million for the comparable period in 2011. These gains are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations. As of March 31, 2012, we had approximately 87.1% and 78.4% of our current oil production on an annualized basis hedged through 2012 and 2013, respectively, and 65.7% and 77.2% of our current gas production on an annualized basis hedged through 2012 and 2013, respectively.

For the three months ended March 31, 2012, the net unrealized gains on oil and natural gas derivatives were $3.7 million as compared to a loss of $8.4 million for the comparable period in 2011. The net unrealized gains and losses are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations.

While the use of derivative arrangements limits the downside risk of adverse price movements, it may also limit our ability to benefit from increases in the prices of natural gas and oil. We enter into all of our derivatives transactions with two counterparties and have a netting agreement in place with our counterparties. While we do not obtain collateral to support the agreements, we do monitor the financial viability of our counterparties and believe our credit risk is minimal on these transactions. Under these arrangements, payments are received or made based on the differential between a fixed and a variable commodity price. These agreements are settled in cash at expiration or exchanged for physical delivery contracts. In the event of nonperformance, we would be exposed again to price risk. We have additional risk of financial loss because the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the derivative transaction. Moreover, our derivatives arrangements generally do not apply to all of our production and thus provide only partial price protection against declines in commodity prices. We expect that the amount of our derivatives will vary from time to time.

For a summary of our current oil and natural gas derivative positions at March 31, 2012, refer to Note 7 of our Consolidated Financial Statements, Fair Value of Financial and Derivative Instruments.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to various market risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decrease for a substantial period of time or decline significantly, revenues and cash flows would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. Conversely, increases in the market prices for oil and natural gas can have a favorable impact on our financial condition, results of operations and capital resources. Based on production through March 31, 2012, we project that a 10% decline in the price per barrel of oil and natural gas liquids and the price per Mcf of gas from the first three months of the 2012 average would reduce our gross revenues, before the effects of derivatives, for the remaining nine months of 2012 by approximately $9.5 million.

We have designed our hedging program to reduce the risk of price volatility for our production in the natural gas and oil markets. Our risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments that we use include swaps, collars, put spreads, put options, swaptions and three way collars. The volume of derivative instruments that we may use are governed by the risk management policy and can vary from year to year, but under most circumstances will apply to only a portion of our current and anticipated production, and will provide only partial price protection against declines in oil and natural gas prices. We are exposed to market risk on our open contracts, to the extent of changes in market prices of oil and natural gas. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged. Further, if our counterparties should default, this protection might be limited as we might not receive the benefits of the hedges.

At March 31, 2012, we had the following commodity derivative contracts outstanding:

Period	Volume	Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2012 – Collar	450,000 Bbls	$0	$68.39	$111.08	$0	$(2,174)
2013 – Collar	540,000 Bbls	0	72.44	112.56	0	(3,031)

	990,000 Bbls					$(5,205)

Natural Gas
2012 – Swap	3,420,000 Mcf	$0	$0	$0	$4.23	$4,606
2012 – Swaption	450,000 Mcf	0	0	0	5.25	1,138
2012 – Three Way Collar	1,980,000 Mcf	3.66	4.48	5.13	0	1,222
2012 – Collar	2,250,000 Mcf	0	4.70	5.89	0	4,505
2013 – Swap	4,770,000 Mcf	0	0	0	3.92	3,367
2013 – Three Way Collar	1,920,000 Mcf	3.53	4.38	5.08	0	1,110
2013 – Collar	3,360,000 Mcf	0	4.77	5.68	0	4,971
2013 – Put	2,640,000 Mcf	0	5.00	0	0	3,789 [a]
2014 – Call	1,800,000 Mcf	0	0	5.00	0	(507)

	22,590,000 Mcf					$24,201

[a]	Includes liability of approximately $0.5 million for premium due upon settlement of contract.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such controls include those designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.

Our management (with the participation of our CEO and Interim CFO) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our CEO and Interim CFO have concluded that, as of March 31, 2012, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations Inherent in All Controls

Our management, including our CEO and interim CFO, recognizes that the disclosure controls and procedures and internal controls (discussed above) cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been, or will be, detected.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth under the subsections Legal Reserves and Environmental in Note 11, Commitments and Contingencies, to our Consolidated Financial Statements included in Item 1 of Part 1 of this report is incorporated herein by reference.

Item 1A.	Risk Factors.

During the quarter ended March 31, 2012, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits.

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of Rex Energy Corporation, as amended (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.2	Certificate of Amendment to Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.3	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q as filed with the SEC on May 4, 2011).

4.1	Form of Specimen Common Stock Certificate of Rex Energy Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

4.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Interim Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits are filed herewith.
**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REX ENERGY CORPORATION
(Registrant)

Date: May 10, 2012	By:	/s/ Thomas C. Stabley
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Thomas C. Stabley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of Rex Energy Corporation, as amended (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.2	Certificate of Amendment to Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.3	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q as filed with the SEC on May 4, 2011).

4.1	Form of Specimen Common Stock Certificate of Rex Energy Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

4.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Interim Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits are filed herewith.
**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.