Form 10-Q
period 2012-06-30
REX ENERGY CORP
filed 2012-08-09
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

52,768,412 common shares, par value $.001 per share, were outstanding on August 3, 2012.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD JUNE 30, 2012

INDEX

		PAGE
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		3
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	5
	Consolidated Balance Sheets As of June 30, 2012 (Unaudited) and December 31, 2011	5
	Consolidated Statements of Operations (Unaudited) for the three and six-month periods ended June 30, 2012 and June 30, 2011	6
	Consolidated Statement of Changes in Noncontrolling Interests and Stockholders’ Equity (Deficit) (Unaudited) for the six-month period ended June 30, 2012	7
	Consolidated Statements of Cash Flows (Unaudited) for the six-month periods ended June 30, 2012 and June 30, 2011	8
	Notes to Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 6.	Exhibits	47
SIGNATURES		48
EXHIBIT INDEX		49

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by us in forward-looking statements include, among others, the following:

•	uncertainties regarding economic conditions in the United States and globally;

•	difficult conditions and uncertainties in the domestic and global capital and credit markets;

•	domestic and global supply and demand for oil and natural gas;

•	sustained or further declines in the prices we receive for oil and natural gas;

•	the effects of government regulation, permitting, and other legal requirements;

•	environmental risks;

•	the geologic quality of our properties with regard to, among other things, the existence of hydrocarbons in economic quantities;

•	uncertainties about the estimates of our oil and natural gas reserves;

•	our ability to increase our production of oil and natural gas income through exploration and development;

•	our ability to successfully apply horizontal drilling techniques and tertiary recovery methods;

•	the number of well locations to be drilled, the cost to drill, and the time frame within which they will be drilled;

•	the effects of adverse weather on operations;

•	drilling and operating risks;

•	the ability of contractors to timely and adequately perform their drilling, construction, well stimulation, completion and production services;

•	the availability of equipment, such as drilling rigs and related equipment and tools;

•	changes in our drilling plans and related budgets;

•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity;

•	the availability of gathering and transportation pipelines and processing and other midstream services;

•	uncertainties associated with our legal proceedings and their outcome;

•	uncertainties relating to the potential divestitures of the Niobrara assets, including the ability to reach agreements with a potential purchaser on terms acceptable to the company; and

•	other factors discussed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission.

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

Item 1.	Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except Share and per Share Data)

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current Assets
Cash and Cash Equivalents	$15,583	$11,796
Accounts Receivable	16,528	17,717
Short-Term Derivative Instruments	12,596	10,404
Assets Held for Sale	10,417	24,808
Inventory, Prepaid Expenses and Other	992	1,191

Total Current Assets	56,116	65,916
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	416,929	349,938
Unevaluated Oil and Gas Properties	152,134	123,241
Other Property and Equipment	47,823	43,542
Wells and Facilities in Progress	76,370	66,548
Pipelines	6,334	4,408

Total Property and Equipment	699,590	587,677
Less: Accumulated Depreciation, Depletion and Amortization	(126,307)	(107,433)

Net Property and Equipment	573,283	480,244
Deferred Financing Costs and Other Assets – Net	2,836	3,405
Equity Method Investments	16,800	41,683
Long-Term Deferred Tax Asset	0	1,727
Long-Term Derivative Instruments	6,091	8,576

Total Assets	$655,126	$601,551

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$24,084	$41,558
Income Tax Payable	23,986	0
Accrued Expenses	24,126	15,682
Short-Term Derivative Instruments	269	2,363
Current Deferred Tax Liability	4,003	2,141
Liabilities Related to Assets Held for Sale	188	1,622

Total Current Liabilities	76,656	63,366
Senior Secured Line of Credit and Long-Term Debt	130,555	225,138
Long-Term Derivative Instruments	1,076	1,275
Long-Term Deferred Tax Liability	4,038	84
Other Deposits and Liabilities	3,894	744
Asset Retirement Obligation	23,611	18,670

Total Liabilities	$239,830	$309,277
Commitments and Contingencies (See Note 11)
Stockholders’ Equity
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 52,768,412 shares issued and outstanding on June 30, 2012 and 44,859,220 shares issued and outstanding on December 31, 2011	52	44
Additional Paid-In Capital	448,486	376,843
Accumulated Deficit	(33,781)	(84,888)

Rex Energy Stockholders’ Equity	414,757	291,999
Noncontrolling Interests	539	275

Total Stockholders’ Equity	415,296	292,274

Total Liabilities and Stockholders’ Equity	$655,126	$601,551

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in Thousands, Except per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$27,699	$28,252	$59,181	$50,827
Field Services Revenue	2,514	711	4,820	1,237
Other Revenue	44	58	89	104

TOTAL OPERATING REVENUE	30,257	29,021	64,090	52,168
OPERATING EXPENSES
Production and Lease Operating Expense	10,972	7,918	23,272	15,066
General and Administrative Expense	5,774	8,462	11,185	14,142
Loss on Disposal of Assets	69	441	95	458
Impairment Expense	273	208	3,066	549
Exploration Expense	1,213	88	2,305	1,900
Depreciation, Depletion, Amortization and Accretion	10,884	6,121	20,686	11,879
Field Services Operating Expense	1,265	561	2,721	1,019
Other Operating Expense (Income)	(33)	(50)	294	(62)

TOTAL OPERATING EXPENSES	30,417	23,749	63,624	44,951
INCOME (LOSS) FROM OPERATIONS	(160)	5,272	466	7,217
OTHER INCOME (EXPENSE)
Interest Expense	(1,322)	(247)	(2,803)	(549)
Gain on Derivatives, Net	3,642	7,692	11,081	614
Other Income	92,731	32	92,737	20
Income (Loss) on Equity Method Investments	(3,430)	6	(3,564)	(270)

TOTAL OTHER INCOME (EXPENSE)	91,621	7,483	97,451	(185)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	91,461	12,755	97,917	7,032
Income Tax Expense	(35,268)	(4,958)	(37,899)	(2,767)

INCOME FROM CONTINUING OPERATIONS	56,193	7,797	60,018	4,265
Loss From Discontinued Operations, Net of Income Taxes	(3,050)	(4,313)	(8,405)	(8,384)

NET INCOME (LOSS)	53,143	3,484	51,613	(4,119)
Net Income (Loss) Attributable to Noncontrolling Interests	222	44	322	(58)

NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$52,921	$3,440	$51,291	$(4,061)

Earnings per common share:
Basic – Net Income From Continuing Operations Attributable to Rex Common Shareholders	$1.08	$0.18	$1.18	$0.10
Basic – Net Loss From Discontinued Operations Attributable to Rex Common Shareholders	(0.06)	(0.10)	(0.16)	(0.19)

Basic – Net Income (Loss) Attributable to Rex Common Shareholders	$1.02	$0.08	$1.02	$(0.09)

Basic – Weighted Average Shares of Common Stock Outstanding	52,009	43,880	50,654	43,871
Diluted – Net Income From Continuing Operations Attributable to Rex Common Shareholders	$1.06	$0.18	$1.16	$0.10
Diluted – Net Loss From Discontinued Operations Attributable to Rex Common Shareholders	(0.06)	(0.10)	(0.16)	(0.19)

Diluted – Net Income (Loss) Attributable to Rex Common Shareholders	$1.00	$0.08	$1.00	$(0.09)

Diluted – Weighted Average Shares of Common Stock Outstanding	52,876	44,451	51,567	44,432

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2012

(Unaudited, in Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Rex Energy Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Par Value
BALANCE December 31, 2011	44,859	$44	$376,843	$(84,888)	$291,999	$275	$292,274
Non-Cash Compensation	0	0	1,068	(184)	884	0	884
Issuance of common stock, net of issuance costs	8,050	8	70,575	0	70,583	0	70,583
Stock Option Exercises	0	0	0	0	0	0	0
Issuance of Restricted Stock, Net of Forfeitures	(141)	0	0	0	0	0	0
Capital Distributions	0	0	0	0	0	(58)	(58)
Net Income	0	0	0	51,291	51,291	322	51,613

BALANCE June 30, 2012	52,768	$52	$448,486	$(33,781)	$414,757	$539	$415,296

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, $ in Thousands)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$51,613	$(4,119)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss from Equity Method Investments	3,564	270
Non-cash Expenses	749	1,110
Depreciation, Depletion, Amortization and Accretion	20,686	12,039
Unrealized (Gain) Loss on Derivatives	(2,000)	1,599
Dry Hole Expense	562	313
Deferred Income Tax Expense (Benefit)	7,543	(2,496)
Impairment Expense	16,017	11,804
(Gain) Loss on Sale of Asset	(92,510)	458
Changes in operating assets and liabilities
Accounts Receivable	1,289	7,654
Inventory, Prepaid Expenses and Other Assets	265	239
Accounts Payable, Accrued Expenses and Income Taxes Payable	13,559	16,412
Other Assets and Liabilities	(4,712)	(10,325)

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,625	34,958
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Joint Venture Acreage Management	215	3,882
Change in Restricted Cash	0	13,586
Contributions to Equity Method Investments	(3,552)	(10,183)
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	122,651	1,065
Acquisitions of Undeveloped Acreage	(33,331)	(25,834)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(74,118)	(71,328)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	11,865	(88,812)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debt and Line of Credit	(155,000)	0
Proceeds from Long-Term Debt and Line of Credit	60,500	60,000
Repayments of Loans and Other Notes Payable	(397)	(457)
Debt Issuance Costs	(98)	(63)
Payments Related to Net Settlement of Share-Based Compensation Awards	(233)	0
Contributions (Distributions) by the Partners of Consolidated Joint Ventures	(58)	7
Proceeds from the Issuance of Common Stock, Net of Issuance Costs	70,583	702

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(24,703)	60,189

NET INCREASE IN CASH	3,787	6,335
CASH – BEGINNING	11,796	11,008

CASH – ENDING	$15,583	$17,343

SUPPLEMENTAL DISCLOSURES
Interest Paid	2,960	452
Cash Paid for Income Taxes	270	0
NON-CASH ACTIVITIES
Equipment Financing	1,280	75

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Rex Energy Corporation, together with our subsidiaries (the “Company”), is an independent oil and gas company with operations currently focused in the Appalachian and Illinois Basins. In the Appalachian Basin, we are focused on our Marcellus Shale drilling projects and Utica Shale and Upper Devonian Shale exploration activities. In the Illinois Basin, in addition to our developmental oil drilling, we are focused on the implementation of enhanced oil recovery on our properties. Our balanced growth strategy is focused on developing our higher potential exploration drilling prospects and actively seeking to acquire complementary oil and natural gas properties. In addition to our exploration and production activities, we have a field services division which engages in the sourcing of water and the management and operation of water treatment, water disposal and water transportation in the Appalachian Basin.

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

The interim Consolidated Financial Statements of the Company are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Actual results may differ from those estimates and results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in prices for crude oil and natural gas, future commodity prices for financial derivative instruments, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market consumption, interruption in production, our ability to obtain additional capital, and the success of oil and natural gas recovery techniques. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. These reclassifications had no effect on the Company’s previously reported results of operations.

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

Discontinued Operations

During December 2011, our board of directors approved a formal plan to sell our DJ Basin assets located in the states of Wyoming, Colorado and Nebraska. Pursuant to the rules for discontinued operations, these assets have been classified as Assets Held for Sale on our Consolidated Balance Sheets and the results of operations are reflected as Discontinued Operations in our Consolidated Statements of Operations. Unless otherwise noted, all disclosures and tables reflect the results of continuing operations and exclude any assets, liabilities or results from our discontinued operations. For additional information see Note 3, Discontinued Operations/Assets Held for Sale, to our Consolidated Financial Statements.

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

2. ASSET RETIREMENT OBLIGATION

Future abandonment costs are recognized as obligations associated with the retirement of tangible long-lived assets that result from the acquisition and development of the asset. We recognize the fair value of a liability for a retirement obligation in the period in which the liability is incurred. For natural gas and oil properties, this is the period in which the natural gas or oil well is acquired or drilled. The future abandonment cost is capitalized as part of the carrying amount of our natural gas and oil properties at its discounted fair value. The liability is then accreted each period until the liability is settled. If a natural gas or oil well is sold, the liability would be reversed. If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement cost.

Accretion expense totaled approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2012, respectively, as compared to $0.4 million and $0.7 million for the three and six months ended June 30, 2011, respectively. These amounts are recorded as depreciation, depletion and amortization (“DD&A”) expense on our Consolidated Statements of Operations. During the first six months of 2012, we recognized an increase of $3.8 million in the estimated present value of our asset retirement obligations, representing an increase in the estimate to plug and abandon our oil and natural gas wells. The primary factor underlying the 2012 fair value revisions was an overall increase in abandonments estimates.

June 30, 2012
($ in Thousands)
Beginning Balance at December 31, 2011	$18,670
Asset Retirement Obligation Incurred	278
Asset Retirement Obligation Settled	(125)
Asset Retirement Obligation Revision of Estimated Obligation	3,846
Asset Retirement Obligation Accretion Expense	942

Total Future Abandonment Cost	$23,611

3. DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE

During December 2011, our board of directors approved a formal plan to sell our DJ Basin assets located in the states of Wyoming, Colorado and Nebraska and we engaged an advisor to assist with the marketing efforts. The assets are available for immediate sale pending normal due diligence incurred during the course of business, with consummation of a sale expected within one year. The recording of DD&A expense related to our DJ Basin assets ceased in December 2011. We evaluated the value, less cost to sell, of our DJ Basin assets as of June 30, 2012, and determined that the fair value of our assets was less than their carrying amount based on changes in market conditions. Therefore, we adjusted the carrying value by recording an impairment of $4.7 million to write down the assets to the estimated fair value, based on recent purchase and sale activities in the region, for the three months ended June 30, 2012. During the first three months of 2012 we had incurred impairment charges of $7.9 million related to the valuation of our DJ Basin undeveloped acreage and approximately $0.4 million related to the expiration of DJ Basin undeveloped acreage. Upon the completion of a sale, we will have no continuing activities in the DJ Basin or continuing cash flows from this region.

These assets have been classified as Assets Held for Sale on our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, and the results of operations are reflected in Discontinued Operations in our Consolidated Statements of Operations. We have included $10.4 million and $24.8 million of assets located in the DJ Basin as Assets Held for Sale on our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, respectively. We have included approximately $0.2 million and $1.6 million of liabilities as Liabilities Related to Assets Held for Sale on our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, respectively. These liabilities primarily relate to Accounts Payable and Accrued Expenses.

Summarized financial information for Discontinued Operations is set forth in the table below, and does not reflect the costs of certain services provided. Such costs, which were not allocated to Discontinued Operations, were for services, including legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2012	2011	2012	2011
Revenues:
Oil and Gas Sales	$22	$130	$51	$403

Total Operating Revenue	22	130	51	403
Costs and Expenses:
Production and Lease Operating Expense	122	241	208	291
General and Administrative Expense	237	465	524	1,030
Exploration Expense	149	150	481	1,314
Impairment Expense	4,681	6,289	12,951	11,255
Depreciation, Depletion, Amortization and Accretion	0	41	0	161
Other Operating Expense	5	0	8	1
Loss on Sale of Asset	0	0	144	0

Total Costs and Expenses	5,194	7,186	14,316	14,052
Loss from Discontinued Operations Before Income Taxes	(5,172)	(7,056)	(14,265)	(13,649)
Income Tax Benefit	2,122	2,743	5,860	5,265

Loss from Discontinued Operations, net of taxes	$(3,050)	$(4,313)	$(8,405)	$(8,384)

Production:
Crude Oil (Bbls)	311	1,492	655	4,911
Natural Gas (Mcf)	0	0	0	0

Total (Mcfe)	1,866	8,952	3,930	29,466

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

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. Approximately 92.6% of our production receivables from continuing operations at December 31, 2011 were attributable to four customers, with the largest single purchaser accounting for 56.2%. Five customers accounted for approximately 93.0% of our production receivables from continuing operations as of June 30, 2012, with the largest single purchaser accounting for 39.1%. We believe the growth in our Appalachian Basin operations will help us to minimize our future risks by diversifying our ratio of oil and natural gas sales as well as the quantity of purchasers.

6. LONG-TERM DEBT

Senior Credit Facility

We maintain a revolving credit facility evidenced by a Credit Agreement, dated September 28, 2007, with KeyBank National Association as Administrative Agent; Royal Bank of Canada, as Syndication Agent; and lenders from time to time parties thereto (as amended from time to time, the “Senior Credit Facility”). Borrowings under the Senior Credit Facility are limited by a borrowing base that is determined by reference to our oil and gas properties. As of June 30, 2012, the borrowing base under the Senior Credit Facility was $265.0 million; however, the revolving credit facility may be increased to up to $500.0 million upon re-determinations of the borrowing base, consent of the lenders and other conditions described in the agreement. The borrowing base is re-determined by the bank group semi-annually. As of June 30, 2012, loans made under the Senior Credit Facility were set to mature on September 28, 2015. In certain circumstances, we may be required to prepay the loans. Management does not believe that a prepayment will be required within the next twelve months. As of June 30, 2012, we had $80.0 million drawn on the Senior Credit Facility as compared to $175.0 million at December 31, 2011. On May 7, 2012, we entered into an amendment to the Senior Credit Facility agreement to increase the borrowing base to $265.0 million from $255.0 million.

Borrowings under the Senior Credit Facility bear interest, at our election, at the Adjusted LIBOR or the Alternate Base Rate (each as defined below) plus, in each case an applicable per annum margin. The applicable per annum margin is determined based upon our total borrowing base utilization percentage in accordance with a pricing grid. The applicable per annum margin ranges from 1.75% to 2.75% for Eurodollar loans and 0.50% to 1.50% for Alternate Base Rate loans. The Alternate Base Rate is equal to the greater of: (i) KeyBank’s announced prime rate; (ii) the federal funds effective rate from time to time plus 0.5%; and (iii) the London Interbank Offered Rate for deposits with a maturity comparable to the borrowings (“LIBOR”) plus 1.25%. Our commitment fee is also dependent on our total borrowing base utilization percentage and is determined based upon an applicable per annum margin which ranges from 0.375% to 0.50%.

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

The Senior Credit Facility also requires that we meet, on a quarterly basis, minimum financial requirements of consolidated current ratio, EBITDAX to interest expense and total debt to EBITDAX. EBITDAX is a non-GAAP financial measure used by our management team and by other users of our financial statements, such as our commercial bank lenders, which adds to or subtracts from net income the following expenses or income for a given period to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, depletion, amortization, impairment, unrealized gains and losses from derivatives, exploration expense and other similar non-cash activity. The Senior Credit Facility requires that as of the last day of any fiscal quarter, our ratio of consolidated current assets, which includes the unused portion of our borrowing base, as of such day to consolidated current liabilities as of such day is to not be less than 1.0 to 1.0. On that basis, our current ratio as of June 30, 2012 was approximately 2.5 to 1.0. Additionally, the Senior Credit Facility requires that as of the last day of any fiscal quarter, our ratio of EBITDAX for the period of four fiscal quarters ending on such day to interest expense for such period, known as our interest coverage ratio, is not to be less than 3.0 to 1.0. Our interest coverage ratio as of June 30, 2012 was approximately 13.3 to 1.0. Additionally, as of the last day of any fiscal quarter, our ratio of total debt to EBITDAX for the period of four fiscal quarters ending on such day is not to exceed 4.25 to 1.0. Our ratio of total debt to EBITDAX as of June 30, 2012 was approximately 1.9 to 1.0.

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

At our election, borrowings under the Second Lien Credit Agreement bear interest at a rate per annum equal to the “Alternate Base Rate” or “Adjusted LIBOR” (each as defined below), plus, in each case, an applicable per annum margin. The Alternate Base Rate is equal to the greater of: (i) KeyBank’s announced prime rate; (ii) the federal funds effective rate from time to time plus 0.5%; and (iii) LIBOR (which for purposes of this agreement shall never be less than 1.0%) plus 1.0%. Adjusted LIBOR is equal to the product of the LIBOR Rate multiplied by a statutory reserve rate. The applicable per annum margin equals, in the case of loans bearing interest at the Alternate Base Rate, 5.0% through the first anniversary of the initial borrowings and 6.0% thereafter, and in the case of Adjusted LIBOR loans, 6.0% through the first anniversary of the initial borrowings and 7.0% thereafter. Interest is payable quarterly in the case of loans bearing interest at the Alternate Base Rate and on the last day of each relevant interest period or every three months in the case of loans bearing interest at the Adjusted LIBOR.

The Second Lien Credit Agreement contains covenants that restrict our ability to, among other things, materially change our business, make dividends, enter into transactions with affiliates, create or acquire additional subsidiaries, incur indebtedness, sell assets, make loans to others, make investments, enter into mergers, incur liens, and enter into agreements regarding swap and other derivative transactions. The Second Lien Credit Agreement states that as of the last day of any fiscal quarter, our current ratio must not be less than 1.0 to 1.0. Our current ratio as of June 30, 2012 was approximately 2.5 to 1.0. Additionally, the Second Lien Credit Agreement states that as of the last day of any fiscal quarter, our interest coverage ratio for the period of four fiscal quarters ending on such day must not to be less than 3.0 to 1.0. Our interest coverage ratio as of June 30, 2012 was approximately 13.3 to 1.0. Additionally, as of the last day of any fiscal quarter, our ratio of total debt to EBITDAX for the period of four fiscal quarters ending on such day is not to exceed 4.25 to 1.0. Our ratio of total debt to EBITDAX as of June 30, 2012 was approximately 1.9 to 1.0. Obligations under the Second Lien Credit Agreement are secured by mortgages on our oil and gas properties. We are required to maintain liens covering our oil and gas properties representing at least 80% of the total value of all of our oil and gas properties.

In connection with the Second Lien Credit Agreement, we entered into a guaranty and second lien collateral agreement, dated as of December 22, 2011, in favor of KeyBank, as Administrative Agent for the banks and other financial institutions from time to time party to the Second Lien Credit Agreement (“the “Guaranty and Second Lien Collateral Agreement”). Pursuant to the Guaranty and Second Lien Collateral Agreement, we, jointly and severally, guaranteed the prompt and complete payment of our obligations under the Second Lien Credit Agreement. In addition, we granted, as security for the prompt and complete payment and performance when due of such obligations, a security interest in substantially all of our personal property, including equity interests. As of June 30, 2012 and December 31, 2011, we had $50.0 million drawn on the Second Lien Credit Agreement.

In addition to credit facilities, we may, from time to time in the normal course of business finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and other obligations consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	($ in Thousands)	($ in Thousands)
Secured Lines of Credit(a)	$130,000	$225,000
Capital Leases and Other Obligations(a)	1,914	544

Total Debts	131,914	225,544
Less Current Portion of Long-Term Debt(b)	(1,359)	(406)

Total Long-Term Debt	$130,555	$225,138

(a)

The credit facilities require us to make monthly payments of interest on the outstanding balance of loans made under the agreements. Loans made under the Senior Credit Facility mature on September 28, 2015, while loans made under the Second Lien Credit Agreement mature on March 28, 2016, and in certain circumstances, we may be required to prepay the loans. The average interest rate on borrowings under our credit facilities for the three and six months ended June 30, 2012 was approximately 3.7% and 3.8%, respectively. The average interest rate on our capital leases and other obligations for the three and six months ended June 30, 2012 was approximately 3.5% and 3.2%, respectively.

(b)	Included in Accounts Payable on our Consolidated Balance Sheets.

7. FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS

Our results of operations and operating cash flows are impacted by changes in market prices for oil, natural gas and natural gas liquids. To mitigate a portion of the exposure to adverse market changes, we enter into commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor on the settlement dates, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling on the settlement dates, we make payments to our counterparties. We do not enter into these arrangements for speculative trading purposes. As of June 30, 2012, our oil, natural gas and natural gas liquids derivative commodity instruments consisted of fixed rate swap contracts, collars, swaptions, and put options. We did not designate these instruments as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly on our Consolidated Statements of Operations under the heading Gain on Derivatives, Net.

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

We received net payments of $5.3 million and $0.8 million under these commodity derivative instruments during the three-month periods ended June 30, 2012 and 2011, respectively, and received net payments of $9.1 million and $2.2 million during the six-month periods ended June 30, 2012 and 2011, respectively. Unrealized gains and losses associated with our commodity derivative instruments amounted to an unrealized loss of $1.7 million and an unrealized gain of $2.0 million for the three and six months ended June 30, 2012, respectively, as compared to an unrealized gain of $6.8 million and an unrealized loss of $1.6 million for the three and six months ended June 30, 2011, respectively.

The following table summarizes the location and amounts of gains and losses on derivative instruments, none of which are designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 ($ in thousands):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Realized Gains (Losses)	Unrealized Gains (Losses)	Total	Realized Gains (Losses)	Unrealized Gains (Losses)	Total
Crude Oil
Reclassification of settled contracts included in prior periods mark-to-market adjustment	$0	$725	$725	$0	$1,455	$1,455
Mark-to-market fair value adjustments	0	5,187	5,187	0	4,672	4,672
Settlement of contracts (a)	(75)	0	(75)	(496)	0	(496)

Crude Oil Total	(75)	5,912	5,837	(496)	6,127	5,631

Natural Gas
Reclassification of settled contracts included in prior periods mark-to-market adjustment	0	(3,808)	(3,808)	0	(966)	(966)
Mark-to-market fair value adjustments	0	(4,902)	(4,902)	0	1,688	1,688
Settlement of contracts (a)	5,278	0	5,278	1,339	0	1,339

Natural Gas Total	5,278	(8,710)	(3,432)	1,339	722	2,061

Natural Gas Liquids
Reclassification of settled contracts included in prior periods mark-to-market adjustment	0	0	0	0	0	0
Mark-to-market fair value adjustments	0	1,144	1,144	0	0	0
Settlement of contracts (a)	93	0	93	0	0	0

Natural Gas Liquids Total	93	1,144	1,237	0	0	0

Gain (Loss) on Derivatives, Net	$5,296	$(1,654)	$3,642	$843	$6,849	$7,692

(a)	These amounts represent the realized gains and losses on settled derivatives, which before settlement are included in the mark-to-market fair value adjustments.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Realized Gains (Losses)	Unrealized Gains (Losses)	Total	Realized Gains (Losses)	Unrealized Gains (Losses)	Total
Crude Oil
Reclassification of settled contracts included in prior periods mark-to-market adjustment	$0	$1,069	$1,069	$0	$925	$925
Mark-to-market fair value adjustments	0	2,490	2,490	0	(2,047)	(2,047)
Settlement of contracts (a)	(287)	0	(287)	(643)	0	(643)

Crude Oil Total	(287)	3,559	3,272	(643)	(1,122)	(1,765)

Natural Gas
Reclassification of settled contracts included in prior periods mark-to-market adjustment	0	(5,202)	(5,202)	0	(2,115)	(2,115)
Mark-to-market fair value adjustments	0	2,499	2,499	0	1,638	1,638
Settlement of contracts (a)	9,275	0	9,275	2,856	0	2,856

Natural Gas Total	9,275	(2,703)	6,572	2,856	(477)	2,379

Natural Gas Liquids
Reclassification of settled contracts included in prior periods mark-to-market adjustment	0	0	0	0	0	0
Mark-to-market fair value adjustments	0	1,144	1,144	0	0	0
Settlement of contracts (a)	93	0	93	0	0	0

Natural Gas Liquids Total	93	1,144	1,237	0	0	0

Gain (Loss) on Derivatives, Net	$9,081	$2,000	$11,081	$2,213	$(1,599)	$614

(a)	These amounts represent the realized gains and losses on settled derivatives, which before settlement are included in the mark-to-market fair value adjustments.

Our derivative instruments are recorded on the balance sheet as either an asset or a liability, in either case measured at fair value. The fair value associated with our derivative instruments was a net asset of approximately $17.3 million and a net asset of $15.3 million at June 30, 2012 and December 31, 2011, respectively. Included in the fair value as of June 30, 2012 and December 31, 2011, is a liability of approximately $0.5 million associated with a premium that is due to the counterparty upon settlement of the related contract.

As of June 30, 2012, we had approximately 87.9%, 79.1% and 21.1% of our current oil production on an annualized basis hedged through 2012, 2013 and 2014, respectively, in addition to 72.1%, 83.4% and 18.0% of our current gas production on an annualized basis hedged through 2012, 2013 and 2014, respectively, and 38.6% of our current natural gas liquids production on an annualized basis hedged through 2012 and 2013. Our open asset/(liability) financial commodity derivative instrument positions at June 30, 2012 consisted of:

Period	Volume	Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2012—Collar	300,000 Bbls	$0	$68.39	$111.08	$0	$74
2013—Collar	540,000 Bbls	0	72.44	112.56	0	813
2014—Three Way Collar	144,000 Bbls	65.00	80.00	105.00	0	(181)

	984,000 Bbls					$706

Natural Gas
2012—Swap	2,880,000 Mcf	$0	$0	$0	$4.06	$2,138
2012—Swaption	300,000 Mcf	0	0	0	5.25	597
2012—Three Way Collar	1,320,000 Mcf	3.66	4.48	5.13	0	747
2012—Collar	1,500,000 Mcf	0	4.70	5.89	0	2,414
2013—Swap	5,970,000 Mcf	0	0	0	3.82	2,014
2013—Three Way Collar	1,920,000 Mcf	3.53	4.38	5.08	0	985
2013—Collar	3,360,000 Mcf	0	4.77	5.68	0	4,419
2013—Put	2,640,000 Mcf	5.00	0	0	0	2,957 [a]
2014—Call	1,800,000 Mcf	0	0	5.00	0	(493)
2014—Swap	1,200,000 Mcf	0	0	0	3.42	(212)
2014—Collar	1,800,000 Mcf	0	3.51	4.43	0	(74)

	24,690,000 Mcf					$15,492
Natural Gas Liquids
2012—Swap	54,000 Bbls	$0	$0	$0	$43.26	$381
2013—Swap	108,000 Bbls	0	0	0	43.26	763

	162,000 Bbls					1,144

[a]	Includes liability of approximately $0.5 million for premium due upon settlement of contract.

The combined fair value of derivatives, none of which are designated or qualifying as hedges, included in our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 is summarized below ($ in thousands):

	June 30,	December 31,
	2012	2011
Short-Term Derivative Assets:
Crude Oil – Collars	$516	$0
Natural Gas Liquids – Swaps	762	0
Natural Gas – Swaps	3,379	3,912
Natural Gas – Swaption	597	1,047
Natural Gas – Three Way Collars	1,239	1,333
Natural Gas – Collars	4,625	4,112
Natural Gas – Puts[a]	1,478	0

Total Short –Term Derivative Assets	$12,596	$10,404

Long-Term Derivative Assets:
Crude Oil – Collars	$406	$143
Natural Gas Liquids – Swaps	381	0
Natural Gas – Swaps	1,124	1,377
Natural Gas – Collars	2,210	5,690
Natural Gas – Three Way Collars	492	861
Natural Gas – Puts[a]	1,478	505

Total Long – Term Derivative Assets	$6,091	$8,576

Total Derivative Assets	$18,687	$18,980

Short-Term Derivative Liabilities:
Crude Oil – Collars	$(36)	$(2,363)
Natural Gas – Swaps	(233)	0

Total Short – Term Derivative Liabilities	$(269)	$(2,363)

Long-Term Derivative Liabilities:
Crude Oil – Three Way Collars	$(181)	$(632)
Natural Gas – Swaps	(329)	0
Natural Gas – Call	(492)	0
Natural Gas – Collars	(74)	(643)

Total Long – Term Derivative Liabilities	$(1,076)	$(1,275)

Total Derivative Liabilities	$(1,345)	$(3,638)

[a]	Includes liability of approximately $0.5 million for premium due upon settlement of contract.

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

During the three and six months ended June 30, 2012, there were no transfers into or out of Level 1 or Level 2 measurements. The following table presents the fair value hierarchy table for assets and liabilities measured at fair value ($ in thousands):

		Fair Value Measurements at June 30, 2012 Using:
	Total Carrying Value as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivative Contracts(a)	$17,342	$0	$17,342	$0
Asset Retirement Obligations	$23,611	$0	$0	$23,611
Assets Held for Sale	$10,417	$0	$0	$10,417

(a)	All of our derivatives are classified as Level 2 measurements. For information regarding their classification on our Consolidated Balance Sheets, please refer to the table on page 17 of this report.

The value of our oil derivatives are comprised of collar and three way collar contracts for notional barrels of oil at interval New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The fair value of our oil derivatives as of June 30, 2012 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil and (iii) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our gas derivatives are comprised of puts, swaps, swaptions, collars and three way collar contracts for notional volumes of gas contracted at NYMEX Henry Hub (“HH”). The fair values attributable to our gas derivative contracts as of June 30, 2012 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our natural gas liquids derivatives are comprised of swaps for notional volumes of natural gas liquids contracted at NYMEX Mont Belvieu Propane (“MBP”). The fair values attributable to our natural gas liquids derivative contracts as of June 30, 2012 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for MBP, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative instruments are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

Asset Retirement Obligations

We report the fair value of asset retirement obligations on a nonrecurring basis in our Consolidated Balance Sheets. We estimate the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation; estimated probabilities, amounts and timing of settlements; estimated plugging costs; the credit-adjusted risk-free rate to be used; and inflation rates. The most significant inputs used in the determination of asset retirement obligations are the estimated costs to plug and abandon our wells. Significant changes in the estimated cost to plug and abandon our wells can cause significant changes in the fair value measurement of our asset retirement obligations due to the large number of wells that we operate. These inputs are unobservable, and thus result in a Level 3 classification. Refer to Note 2, Asset Retirement Obligation, of our Consolidated Financial Statements for further information on asset retirement obligations, which include a reconciliation of the beginning and ending balances that represent the entirety of our Level 3 fair value measurements.

Assets Held for Sale

We report the fair value of Assets Held for Sale on a nonrecurring basis in our Consolidated Balance Sheets. We estimate the fair value of the Assets Held for Sale based on purchase and sale transactions in the immediate region encompassing the assets. The most significant input used in determining the fair value of our Assets Held for Sale is purchase and sale transactions of similar assets in the DJ basin. These transactions are typically analyzed on the basis of cost per net acre. Significant changes to cost per acre indicators could change our estimate of fair value based on the number of acres that we have under leasehold. As of June 30, 2012, we had approximately 44,000 net acres under leasehold in the DJ Basin. Refer to Note 3, Discontinued Operations/Assets Held for Sale, to our Consolidated Financial Statements for further information on our Assets Held for Sale, which includes a narrative of the change in fair value measurements.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value in our Consolidated Financial Statements:

	June 30, 2012		December 31, 2011
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured Lines of Credit	$130,000	$130,000	$225,000	$225,000
Capital Leases and Other Obligations	1,914	1,805	544	511

Total	$131,914	$131,805	$225,544	$225,511

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

Income tax included in continuing operations was as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income Tax Expense	$35,268	$4,958	$37,899	$2,767
Effective Tax Rate	38.7%	39.0%	38.8%	39.0%

For the three and six months ended June 30, 2012, our overall effective tax rate on pre-tax income from continuing operations was different than the statutory rate of 35% due primarily to state taxes and the reversal of certain valuation allowances that were related to deferred tax assets that we now expect to realize. For the three and six months ended June 30, 2011, our overall effective tax rate on pretax losses from continuing operations was different than the statutory rate of 35% due primarily to state taxes, which was in part offset by downward revisions in relation to permanent differences, changes to estimated future state rates and state net operating loss carryforward true-ups.

9. CAPITAL STOCK

We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of June 30, 2012 and December 31, 2011, we had 52,768,412 and 44,859,220 shares of common stock outstanding, respectively. There were no preferred stock shares outstanding as of June 30, 2012 and December 31, 2011.

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

10. EMPLOYEE BENEFIT AND EQUITY PLANS

401(k) Plan

We sponsor a 401(k) plan for eligible employees who have satisfied minimum age and service requirements. Employees can make contributions to the plan up to allowable limits. Our contributions to the plan were $0.2 million and $0.3 million for the three and six months ended June 30, 2012, respectively, and $0.1 million and $ 0.2 million for the three and six months ended June 30, 2011, respectively.

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

Stock Options

Stock options represent the right to purchase shares of common stock in the future at the fair market value of the stock on the date of grant. In the event that any outstanding award expires, is forfeited, cancelled or otherwise terminated without the issuance of shares of our common stock or is otherwise settled in cash, shares of our common stock allocable to such award, including the unexercised portion of such award, shall again be available for the purposes of the Plan. If any award is exercised by tendering shares of our common stock to us, either as full or partial payment, in connection with the exercise of such award under the Plan or to satisfy our withholding obligation with respect to an award, only the number of shares of our common stock issued net of such shares tendered will be deemed delivered for purposes of determining the maximum number of shares of our common stock then available for delivery under the Plan. During the three and six months ended June 30, 2012, we did not issue options to purchase shares of our common stock. During the three and six months ended June 30, 2011, the Compensation Committee awarded options to purchase a total of 3,500 shares of our common stock to one employee. The nonqualified stock options granted have an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the date of grant, and vest and become exercisable in one-third increments on each of the first, second and third anniversaries of the grant date. All options will vest and become exercisable upon a “change in control,” as that term is defined in the Plan.

Stock-based compensation expense relating to stock options for the three months ended June 30, 2012 was negligible and for the six months ended June 30, 2012 was $0.1 million, as compared to $0.2 million and $0.5 million for the three and six months ended June 30, 2011, respectively. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense. The intrinsic value of stock options exercised for the six months ended June 30, 2011 was $0.1 million. There were no stock option exercises during the six months ended June 30, 2012.

A summary of the status of our issued and outstanding stock options as of June 30, 2012 is as follows:

	Outstanding		Exercisable
Exercise Price	Number Outstanding At 6/30/12	Weighted-Average Exercise Price	Number Exercisable At 6/30/12	Weighted-Average Exercise Price
$9.99	230,499	$9.99	230,499	$9.99
$9.50	100,000	$9.50	100,000	$9.50
$13.56	12,500	$13.56	12,500	$13.56
$22.34	30,000	$22.34	30,000	$22.34
$23.88	75,000	$23.88	75,000	$23.88
$23.28	4,000	$23.28	4,000	$23.28
$19.92	5,000	$19.92	5,000	$19.92
$21.10	30,000	$21.10	30,000	$21.10
$5.04	46,041	$5.04	46,041	$5.04
$10.42	29,548	$10.42	19,696	$10.42
$13.01	18,526	$13.01	6,175	$13.01
$12.50	19,139	$12.50	6,380	$12.50
$12.30	18,287	$12.30	18,287	$12.30
$11.87	3,500	$11.87	1,166	$11.87
$13.19	50,000	$13.19	0	$0

	672,040	$12.88	584,744	$12.90

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at June 30, 2012 were 4.2 years and $0.8 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at June 30, 2012 were 4.4 years and $0.8 million, respectively. As of June 30, 2012, unrecognized compensation expense related to stock options totaled approximately $0.4 million, which will be recognized over a weighted average period of 2.0 years.

Restricted Stock and Phantom Stock Awards

During the six-month period ended June 30, 2012, the Compensation Committee issued an aggregate of 63,996 shares of restricted common stock to 17 employees. During the six-month period ended June 30, 2011, the Compensation Committee issued an aggregate of 142,016 shares of restricted stock to seven employees and five non-employee directors. In addition, during the first six months of 2011, the Compensation Committee issued 16,235 phantom stock awards to five directors, which can only be settled in cash and have not been included in our outstanding shares of common stock. The shares granted under these awards are subject to time vesting, and in some cases, performance-based vesting. The performance-based vesting is generally dictated by cumulative three-year targets for consolidated company production and discretionary cash flow per weighted-average outstanding share. The shares will vest on the date on which the Compensation Committee certifies that the performance goals have been satisfied, provided that the recipient has been in continuous employment with us from the grant date through the third anniversary of the grant date. Restrictions on the transfer associated with vesting schedules were determined by the Compensation Committee and are included in the Plan or the individual awards, as applicable. Shares that do not become vested, as defined in the Plan, will be forfeited and the recipient will cease to have any rights of a stockholder with respect to such forfeited shares.

Compensation expense associated with restricted stock awards is recognized on a straight-line basis over the vesting period and is periodically adjusted for estimated forfeiture rates and estimated satisfaction of performance-based goals. Compensation expense associated with restricted stock awards totaled $0.3 million and $0.8 million for the three and six-month periods ended June 30, 2012, respectively, and $0.4 million and $0.6 million for the three and six-month periods ended June 30, 2011, respectively. As of June 30, 2012, total unrecognized compensation cost related to restricted common stock grants was approximately $3.3 million, which will be recognized over a weighted average period of 2.1 years.

A summary of the restricted stock activity for the six months ended June 30, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards, as of December 31, 2011	1,229,826	$12.11
Awards	63,996	10.65
Forfeitures	(184,064)	12.04
Vested	(70,750)	2.05

Restricted stock awards, as of June 30, 2012	1,039,008	$12.72

A summary of the phantom stock activity for the six months ended June 30, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Phantom stock awards, as of December 31, 2011	30,975	$12.91
Awards	0	0
Forfeitures	0	0
Restrictions released	0	0

Phantom stock awards, as of June 30, 2012	30,975	$12.91

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

Litigation Related to Proposed Oil and Gas Leases in Clearfield County, Pennsylvania

In October 2011, we were named as defendants in a proposed class action lawsuit filed in the Court of Common Pleas of Clearfield County, Pennsylvania (the “Cardinale case”). The named plaintiffs are two individuals who sued on behalf of themselves and all persons who are alleged to be similarly situated. The complaint in the Cardinale case generally asserts that a binding contract to lease oil and gas interests was formed between the Company and each proposed class member when representatives of Western Land Services, Inc. (“Western”), a leasing agent that we engaged, presented a form of proposed oil and gas lease together with an order for payment and related documents to each person in 2008, and each person signed the proposed oil and gas lease form and order for payment and delivered the documents to representatives of Western. We rejected these leases and never signed them. The plaintiffs sought a judgment declaring the rights of the parties with respect to those proposed leases, as well as damages and other relief as may be established by plaintiffs at trial, together with interest, costs, expenses and attorneys’ fees.

We filed affirmative defenses and preliminary objections to the plaintiff’s claims, and the parties each made various responsive filings throughout the first quarter of 2012. In May 2012, the Cardinale case was dismissed with prejudice on the grounds that there was no contract formed between us and the plaintiffs. The plaintiffs have appealed the dismissal, however, as of June 30, 2012, no date had been set for the appeal proceedings.

In July 2012, counsel for the plaintiffs in the Cardinale case filed two additional lawsuits against us in the Court of Common Pleas of Clearfield County, Pennsylvania: one a proposed class action lawsuit with a different named plaintiff (the “Billotte case”) and another on behalf of a group of individually named plaintiffs (the “Meeker case”). The complaint for the Billotte case contains the same claims as those set forth in the Cardinale case. We have not yet been served with a complaint in the Meeker case, but we believe the claims will also mirror those made in the Cardinale and Billotte cases. It is our understanding that these two additional lawsuits were filed for procedural reasons.

As with the Cardinale case, we intend to vigorously defend against these claims. We are preparing our defense strategy for the Billotte and Meeker cases and are preparing for the appeal of the Cardinale case. Due to the dismissal of the Cardinale case and the uncertainty of the outcome of the appeal, and the early nature of the proceedings for the Billotte and Meeker cases, we are unable to express an opinion with respect to the likelihood of an unfavorable outcome for any of these cases or provide an estimate of potential losses.

Acreage Bonus Payments

At June 30, 2012, we had installment payment commitments on mineral interests that were previously leased in the amount of $0.1 million. All of these commitments are expected to be paid in 2012 and have been classified as Accrued Expenses on our Consolidated Balance Sheet. At December 31, 2011, our liability for installment payment commitments totaled approximately $1.2 million, which was classified as Accrued Expenses on our Consolidated Balance Sheet.

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

We manage our exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. As of June 30, 2012, we know of no significant probable or possible environmental contingent liabilities.

Letters of Credit

At June 30, 2012, we had posted $0.8 million in various letters of credit to secure our drilling and related operations.

Lease Commitments

As of June 30, 2012, we have lease commitments for various real estate leases. Rent expense is recognized on a straight-line basis and has been recorded in General and Administrative expense on our Consolidated Statements of Operations. Rent expense for the three and six months ended June 30, 2012 was $0.1 million and $0.2 million, respectively, as compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively. Lease commitments by year for each of the next five years are presented in the table below ($ in thousands):

2012	$299
2013	676
2014	524
2015	464
2016	420
Thereafter	420

Total	$2,803

Capacity Reservation

In conjunction with our sale of Keystone Midstream Services, LLC (“Keystone Midstream”) (see Note 15, Equity Method Investments, to our Consolidated Financial Statements), we entered into a capacity reservation arrangement with a subsidiary of MarkWest Energy Partners, L.P. (“MarkWest”) to ensure sufficient capacity at the cryogenic gas processing plants owned and operated by MarkWest to process our produced natural gas. In the event that we do not process any gas through the cryogenic gas processing plant, we may be obligated to pay approximately $2.5 million for the remainder of 2012, $6.1 million for 2013, $10.4 million for 2014, $13.0 million for 2015, $14.6 million for 2016 and approximately $129.8 million thereafter. During the three and six months ended June 30, 2012, we did not incur any reservation capacity charges. During the six months ended June 30, 2011, we incurred charges of approximately $0.1 million, in relation to the capacity reservation.

Operational Commitments

Pursuant to agreements reached during the fourth quarter of 2010 and the first quarter of 2011, we have contracted drilling rig services on two rigs to support our Appalachian Basin operations. The minimum cost to retain these rigs would require payments of approximately $1.3 million in 2012, $2.5 million 2013 and $0.7 million in 2014, which is consistent with our estimated working interest in this project area. In addition, during the first quarter of 2011, we engaged contract completion services in the Appalachian Basin. The minimum cost to retain the completion services is approximately $5.3 million in 2012, $8.4 million in 2013 and $2.1 million in 2014, which is consistent with our estimated working interest in this project area.

Natural Gas Gathering, Processing and Sales Agreement

During the third quarter of 2011, we entered into a natural gas sales agreement with BP Energy Company (“BP Energy”), under which we have agreed to supply natural gas to BP Energy at certain delivery points in Pennsylvania with a termination date expected to be December 31, 2022, unless terminated earlier under certain conditions specified in the sales agreement. During the term of the sales agreement, we are obligated to provide to BP Energy, and BP Energy is obligated to purchase from us, a minimum monthly volume of natural gas equivalent to 17,500 MMBtu of natural gas per day from March 1, 2012 to December 31, 2012 and 59,500 MMBtu per day after January 1, 2013. On all volumes delivered, and on any shortfalls between volumes delivered and the minimum monthly quantity, we are obligated to pay a marketing fee and a demand charge. In connection with the entry into the sales agreement, we concurrently entered into a guaranty agreement whereby we have guaranteed the payment of obligations under the sales agreement up to a maximum of $50.0 million. We incurred approximately $0.2 million and $0.3 million in expense, classified as Production and Lease Operating Expense on our Consolidated Statement of Operations, for the three and six months ended June 30, 2012, respectively.

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

Minimum net obligations under these sales, gathering and transportation agreements for the next five years are as follows ($ in thousands):

	BP Energy	Dominion East(a)	Dominion Natrium(a)	Total
2012	$373	$345	$195	$913
2013	2,531	1,369	2,300	6,200
2014	2,673	1,369	2,300	6,342
2015	3,382	1,369	2,300	7,051
2016	3,382	1,369	2,300	7,051
Thereafter	21,143	7,868	13,602	42,613

Total	$33,484	$13,689	$22,997	$70,170

(a)	Assumes 100% working interest; actual working interest could be materially different as drilling units are formed.

Drilling Commitments

During the first quarter of 2012, we entered into a drill-to-earn agreement with MFC Drilling (“MFC”). Under the terms and conditions of the agreement, we will acquire, through a drill-to-earn structure, a 62.5% working interest in approximately 4,510 acres in Belmont, Guernsey and Noble Counties, Ohio. The agreement provides that in order for us to earn the 62.5% working interest, we will bear the cost for our 62.5% working interest and 100% of the 15% working interest of MFC until such time that we have met the $14.1 million drilling carry obligation. As of June 30, 2012, the drilling carry obligation balance remained at approximately $14.1 million.

In addition to the drilling carry obligation, we are required to meet drilling commitments, the first of which is to drill three wells to test the Utica Shale formation and complete one of these wells no later than November 15, 2012, for a total estimated commitment of $10.2 million (the “Initial Drilling Commitment”). We began drilling operations on our first commitment well during the second quarter of 2012. Amounts incurred toward the attainment of the drilling commitments are credited towards the drilling carry obligation. Subsequently, we are to commence the drilling of at least three Utica Shale wells by November 15 of each year until the carry obligation has been satisfied, with credits given to additional wells drilled beyond the annual commitment. We currently estimate the commitment for each well drilled and completed for our working interest and that of MFC to be approximately $8.5 million. Upon the fulfillment of the Initial Drilling Commitment, we have until the earlier of (i) six months from the first date of sales and (ii) June 15, 2013 to terminate the agreement. Should we not comply with the drilling commitments or terminate the agreement outside of the aforementioned termination parameters, we would be responsible for payment of the remaining drilling carry obligation at that time.

Pennsylvania Impact Fee

During the first quarter of 2012, Pennsylvania state legislators instituted a natural gas impact fee on producers of unconventional natural gas. The fee will be imposed on every producer of unconventional gas and applies to unconventional wells spud in Pennsylvania regardless of when spudding occurred. Unconventional gas wells that were spud prior to 2012 are considered to be spud in 2011 for purposes of determining the fee, which is considered year one for those wells. The fee for each unconventional gas well is determined using the following matrix, with vertical unconventional gas wells being charged 20% of the applicable rates:

	<$2.25[a]	$2.26 - $2.99[a]	$3.00 - $4.99[a]	$5.00 - $5.99[a]	>$5.99[a]
Year One	$40,000	$45,000	$50,000	$55,000	$60,000
Year Two	$30,000	$35,000	$40,000	$45,000	$55,000
Year Three	$25,000	$30,000	$30,000	$40,000	$50,000
Year 4 –10	$10,000	$15,000	$20,000	$20,000	$20,000
Year 11 –15	$5,000	$5,000	$10,000	$10,000	$10,000

[a]

Pricing utilized for determining annual fee is based on the arithmetic mean of the NYMEX settled price for the near-month contract as reported by the Wall Street Journal for the last trading day of each month of a calendar year for the 12-month period ending December 31.

For the three and six months ended June 30, 2012, we recorded expenses of $0.6 million and $4.0 million, respectively. Of the expenses incurred to date, approximately $2.8 million is related to wells spud prior to 2012, for which the first year fee is due on September 1, 2012. The current portion of the impact fees will be accrued evenly throughout the year beginning on the date a well has been spud, or on January 1 if the well was spud in the prior year. We are recording the accrual of the impact fees as Production and Lease Operating Expense.

Other

In addition to the Asset Retirement Obligation discussed in Note 2, Asset Retirement Obligation, to our Consolidated Financial Statements, we have withheld from distributions to certain other working interest owners amounts to be applied towards their share of those retirement costs. These amounts totaled $0.3 million at June 30, 2012 and December 31, 2011 and are included in Other Liabilities on our Consolidated Balance Sheets.

12. EARNINGS PER COMMON SHARE

Basic income per common share is calculated based on the weighted average number of common shares outstanding at the end of the period, excluding restricted stock with performance-based vesting criteria. Diluted income per common share includes the assumed exercise of stock options and performance-based restricted stock which contain conditions that are not earnings or market based, provided that the hypothetical effect is not anti-dilutive. Stock options to purchase 643,081 and 626,844 shares of common stock for the three and six-month periods ended June 30, 2012, respectively, were outstanding but not included in the computations of diluted net income per share because the grant prices were greater than the average market price of the common shares, which has anti-dilutive effect on the computation. Stock options to purchase 659,168 and 654,540 shares of common stock for the three and six months ended June 30, 2011 were outstanding but not included in the computations of diluted net income per share because the grant prices were greater than the average market price of the common shares, which has an anti-dilutive effect on the computation. The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net Income From Continuing Operations, Less Noncontrolling Interests	$55,971	$7,753	$59,696	$4,323
Net Loss From Discontinued Operations	(3,050)	(4,313)	(8,405)	(8,384)

Net Income (Loss)	$52,921	$3,440	$51,291	$(4,061)

Denominator:
Weighted Average Common Shares Outstanding - Basic	52,009	43,880	50,654	43,871
Effect of Dilutive Securities:
Employee Stock Options	29	88	45	93
Employee Performance-Based Restricted Stock Awards	838	483	868	468

Weighted Average Common Shares Outstanding - Diluted	52,876	44,451	51,567	44,432

Earnings per Common Share:
Basic — Net Income From Continuing Operations	$1.08	$0.18	$1.18	$0.10
— Net Loss From Discontinued Operations	(0.06)	(0.10)	(0.16)	(0.19)

— Net Income (Loss)	$1.02	$0.08	$1.02	$(0.09)

Diluted — Net Income From Continuing Operations	$1.06	$0.18	$1.16	$0.10
— Net Loss From Discontinued Operations	(0.06)	(0.10)	(0.16)	(0.19)

— Net Income (Loss)	$1.00	$0.08	$1.00	$(0.09

13. BUSINESS SEGMENT INFORMATION

We have two business segments: (1) exploration and production and (2) field services. These two segments represent our two main business units, each offering different products and services. Our exploration and production segment engages in the exploration, acquisition, development and production of oil and natural gas, including our activities in the Illinois and Appalachian Basins. Our field services segment includes management of water sourcing, water transfer and water disposal services.

We evaluate the performance of our business segments based on net income (loss) from continuing operations, before income taxes. Summarized financial information concerning our segments is shown in the following table (in thousands):

	Exploration and Production	Field Services	Intercompany Eliminations	Consolidated Total
Three Months Ended June 30, 2012
Revenues	$27,743	$3,342	$(828)	$30,257
Inter-Segment Revenues	0	(828)	828	0

Total Revenues	$27,743	$2,514	$0	$30,257

Income (Loss) From Continuing Operation, Before Income Taxes	$90,548	$1,141	$(228)	$91,461

Three Months Ended June 30, 2011
Revenues	$28,310	$942	$(231)	$29,021
Inter-Segment Revenues	0	(231)	231	0

Total Revenues	$28,310	$711	$0	$29,021

Income (Loss) From Continuing Operation, Before Income Taxes	$12,759	$219	$(223)	$12,755

Six Months Ended June 30, 2012
Revenues	$59,270	$5,841	$(1,021)	$64,090
Inter-Segment Revenues	0	(1,021)	1,021	0

Total Revenues	$59,270	$4,820	$0	$64,090

Income (Loss) From Continuing Operation, Before Income Taxes	$96,451	$1,739	$(273)	$97,917

Six Months Ended June 30, 2011
Revenues	$50,931	$1,519	$(282)	$52,168
Inter-Segment Revenues	0	(282)	282	0

Total Revenues	$50,931	$1,237	$0	$52,168

Income (Loss) From Continuing Operation, Before Income Taxes	$7,586	$(291)	$(263)	$7,032

As of June 30, 2012
Total Assets	$651,449	$9,686	$(6,009)	$655,126
As of December 31, 2011
Total Assets	$600,071	$7,143	$(5,663)	$601,551

14. CONSOLIDATED SUBSIDIARIES

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

We account for the 20% equity interest in Water Solutions that is owned by Sand Hills as a noncontrolling interest. As of June 30, 2012 and December 31, 2011, there was no recourse to our general credit. Water Solutions is financed through cash contributions from its members and a credit facility for which $0.5 million was drawn as of June 30, 2012. There were no cash contributions during the first six months of 2012 and cash contributions during the first six months of 2011 were negligible. The carrying amount and classification of Water Solutions assets and liabilities as of June 30, 2012 and December 31, 2011 were as follows, with no restrictions to use certain assets to settle associated liabilities:

	June 30, 2012 (in thousands)	December 31, 2011 (in thousands)
ASSETS
Cash and Cash Equivalents	$153	$374
Accounts Receivable	2,669	877
Inventory, Prepaid Expenses and Other	27	11
Other Property and Equipment	2,000	561
Wells and Facilities in Progress	109	134
Accumulated Depreciation, Depletion and Amortization	(182)	(75)
Deferred Financing Costs and Other Assets - Net	222	192

Total Assets	$4,998	$2,074
LIABILITIES
Accounts Payable	$682	$481
Accrued Expenses	417	119
Senior Secured Line of Credit and Long-Term Debt	366	100

Total Liabilities	$1,465	$700

NorthStar #3, LLC

In August 2011, our wholly owned subsidiary, R.E. Gas Development, LLC (“R.E. Gas”) and NorthStar Water Management (“NorthStar”) formed NorthStar #3, LLC (“NorthStar #3”) to construct, own and operate a water disposal well in Mahoning County, Ohio. At June 30, 2012, R.E. Gas owned a 51% membership interest in NorthStar #3, and the remaining 49% membership interest was owned by NorthStar, which also serves as the operator of the entity. To supplement the operations of NorthStar #3, the entity entered into a promissory note with us. As of June 30, 2012, the amount owed to us under the promissory note was $4.8 million. Due to its insufficient equity to fund operations, NorthStar #3 has been classified as a variable interest entity (“VIE”).

A VIE is an entity that by design has insufficient equity to permit it to finance its activities without additional subordinated financial support or equity holders that lack the characteristics of a controlling financial interest.

We are considered the primary beneficiary of the entity and have consolidated its financial results in our Consolidated Financial Statements. To be considered the primary beneficiary, a member must have the power to direct the activities that most significantly impact the entity’s performance and have a significant variable interest that carries with it the obligation to absorb the losses or the right to receive benefits. The activities that most significantly impact the entity’s economic performance relate to the drilling of a successful disposal well with sufficient capacity and the ongoing operation of the well. Per the membership agreement, we hold a first right of refusal on all capacity rights for the disposal well, giving us the ability to make decisions regarding the operation and capacity of the well based on market conditions and, thus, the ability to direct the activities that most significantly impact the economic performance of the entity. We hold a significant variable interest in the entity in the form of our 51% membership interest and the $4.8 million promissory note. We have no recourse to recover the amount of the promissory note in the event that the disposal well is unsuccessful, leaving us with the obligation to absorb the losses. Upon success of the disposal well, we will initially have the right to approximately 87.3% of the available cash at the end of the period which covers the repayment of the note and our membership interest.

The carrying amount and classifications of NorthStar #3 assets and liabilities as of June 30, 2012 and December 31, 2011 are as follows, with no restrictions or obligations to use certain assets to settle associated liabilities:

	June 30, 2012 (in thousands)	December 31, 2011 (in thousands)
ASSETS
Cash and Cash Equivalents	$14	$10
Wells and Facilities in Progress	4,674	5,059

Total Assets	$4,688	$5,069
LIABILITIES
Accounts Payable	$0	$134
Note Payable	4,754	4,935

Total Liabilities	$4,754	$5,069

15. EQUITY METHOD INVESTMENTS

RW Gathering, LLC

We own a 40% non-operating interest in RW Gathering, LLC (“RW Gathering”), which owns gas-gathering assets to facilitate development in our Appalachian Basin operations. We recorded our investment in RW Gathering of approximately $16.8 million and $15.7 million as of June 30, 2012 and December 31, 2011, respectively, on our Consolidated Balance Sheets as Equity Method Investments. During the first six months of 2012 we contributed approximately $1.5 million in cash to RW Gathering to support current pipeline and gathering line construction, compared with $4.8 million for the same period in 2011. RW Gathering recorded net losses from continuing operations of $0.4 million and $0.8 million for the three and six months ended June 30, 2012, respectively, as compared to losses of $0.2 million and $0.3 million for the three and six months ended June 30, 2011, respectively. The losses incurred were due to insurance fees, bank fees, rent expenses and depreciation expense. Our share of the net loss is recorded on the Statements of Operations as Gain (Loss) on Equity Method Investments.

During the three and six months ended June 30, 2012, we incurred approximately $0.2 million and $0.5 million, respectively, in compression expenses that were charged to us from Williams Production Appalachia, LLC, as compared to $0.2 million and $0.3 million for the same periods in 2011. These costs are in relation to compression costs incurred by RW Gathering and are recorded as Production and Lease Operating Expense on our Consolidated Statement of Operations. As of June 30, 2012 and December 31, 2011, there were no receivables due from RW Gathering to us.

Keystone Midstream Services, LLC

On May 29, 2012, we closed the sale of our ownership in Keystone Midstream, which we had accounted for as an equity method investment. The base consideration for the sale was $483.2 million after adjustments for closing cash, working capital and outstanding debt. Our net proceeds at closing totaled $121.4 million, net of $3.3 million for our share of transactional costs which were recorded as Gain (Loss) on Equity Method Investments on our Consolidated Statement of Operations. We have used the proceeds to paydown amounts outstanding under our Senior Credit Facility and for working capital. The amount received at closing excluded approximately $14.3 million to be held in escrow and paid out over the course of the next twelve months. We will recognize the escrow amount in income as it is received. Also included in the proceeds at closing was approximately $3.8 million funded by other sellers in the transaction as consideration for our entry into an amendment to our gas gathering, compression and processing agreement. This consideration is primarily recorded as Other Deposits and Liabilities on our Consolidated Balance Sheet and will be recognized in earnings over the term of the gas gathering, compression and processing agreement. We recognized a gain on the sale of our investment in Keystone Midstream of approximately $92.7 million, which was recorded as Other Income (Expense) in our Consolidated Statement of Operations.

Prior to its sale on May 29, 2012, we owned a 28% non-operating interest in Keystone Midstream, which was a midstream joint venture focused on building, owning and operating high pressure gathering systems and cryogenic gas processing plants in Butler County, Pennsylvania. We recorded our investment in Keystone Midstream, which was $26.0 million as of December 31, 2011, on our Consolidated Balance Sheets as Equity Method Investments. During the first six months of 2012 and 2011, we contributed approximately $2.1 million and $7.7 million, respectively, to Keystone Midstream primarily to support the construction of the cryogenic gas processing plants. Keystone Midstream recorded net losses from operations of $11.6 million and $11.5 million for the partial quarter ending on the date of the sale and the year-to-date period ending on the date of sale, respectively, and net income of $0.3 million and a net loss $0.5 million for the three and six months ended June 30, 2011, respectively. Our share of income and losses is recorded on the Statements of Operations as Gain (Loss) on Equity Method Investments.

During the period from April 1, 2012 through May 29, 2012 and January 1, 2012 through May 29, 2012 we incurred approximately $0.9 million and $2.2 million, respectively, in transportation, processing and capacity reservation expenses that were charged to us by Keystone Midstream, as compared to $1.2 million and $1.8 million for the three and six months ended June 30, 2011, respectively. As of June 30, 2012 and December 31, 2011, there was a negligible amount due from us to Keystone Midstream for gas processing services provided during the respective periods.

16. IMPAIRMENT EXPENSE

For the three and six months ended June 30, 2012, we incurred approximately $0.3 million and $3.1 million in impairment expenses, respectively, as compared to $0.2 million and $0.5 million for the three and six months ended June 30, 2011, respectively. We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment. The expense incurred during the first six months of 2012 is primarily related to the lack of development plans on several leases in Clearfield County, Pennsylvania, which is a non-operated dry gas region of the Marcellus Shale. As of June 30, 2012, we continued to carry the costs of undeveloped properties of approximately $152.1 million on our Consolidated Balance Sheet, which is primarily related to the Marcellus and Utica Shale in the Appalachian Basin and for which we have development, trade or lease extension plans. The impairment expense incurred during the three and six-month period ended June 30, 2011, was related to permitting and engineering costs related to a water purification project that was abandoned.

17. EXPLORATION EXPENSE

For the three and six months ended June 30, 2012, we incurred approximately $1.2 million and $2.3 million in exploration expenses, respectively, as compared to $0.1 million and $1.9 million for the same periods in 2011. Approximately $1.1 million of the expense incurred in 2012 was due to geological and geophysical type expenditures and delay rental payments primarily associated with leases in the Appalachian Basin. An additional $0.3 million related to the plugging of two exploratory Marcellus Shale wells that were spud during 2011 in Butler County, Pennsylvania. Minimal drilling was completed on these wells before a strategic decision was made to abandon the well sites and defer capital to other leases in the development plan and hold the acreage by production. The remainder of the expense incurred in 2012 was due to delay rental payments, primarily in the Appalachian Basin. The expenses incurred in 2011 were due to geological and geophysical type expenditures and delay rental payments primarily associated with leases in the Appalachian Basin.

18. SUBSEQUENT EVENTS

Litigation

See Note 11, Commitments and Contingencies, to our Consolidated Financial Statements for recent developments regarding pending lawsuits in Clearfield County, Pennsylvania.

Operational Commitments

Effective August 6, 2012, we extended the term of the contracts on two rigs which service our Appalachian Basin operated area (see Note 11, Commitments and Contingencies, to our Consolidated Financial Statements for information on the original operational commitments). The new minimum cost to retain the rights to these rigs is $1.5 million in 2012, $3.0 million in 2013, $3.0 million in 2014 and $0.8 million in 2015.

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

During December 2011, our board of directors approved a formal plan to sell our DJ Basin assets located in the states of Wyoming, Colorado and Nebraska. Pursuant to the rules for discontinued operations, these assets were classified as Assets Held for Sale on our Consolidated Balance Sheets and the results of operations are reflected as Discontinued Operations in our Consolidated Statements of Operations. Unless otherwise noted, all disclosures and tables reflect the results of continuing operations and exclude any assets, liabilities or results from our discontinued operations.

We use a variety of financial and operational measurements at interim periods to analyze our performance. These measurements include an analysis of production and sales revenue for the period; EBITDAX, a non-GAAP financial measurement; lease operating expenses per Mcf equivalent (“LOE per Mcfe”); and general and administrative (“G&A”) expenses per Mcfe.

Results of Continuing Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Production:
Oil and Condensate (Bbls)	169,194	166,346	341,391	338,008
Natural Gas (Mcf)	4,216,175	1,899,727	8,325,347	3,184,395
Natural Gas Liquids (Bbls)	76,465	49,675	139,960	77,008

Total (Mcfe)(a)	5,690,129	3,195,853	11,213,453	5,674,491
Average daily production:
Oil and Condensate (Bbls)	1,859	1,828	1,876	1,867
Natural Gas (Mcf)	46,332	20,876	45,744	17,593
Natural Gas Liquids (Bbls)	840	546	769	425

Total (Mcfe)(a)	62,529	35,120	61,614	31,351
Average sales price:(b)
Oil and Condensate (per Bbl)	$89.97	$99.03	$94.68	$94.82
Natural Gas (per Mcf)	$2.41	$4.77	$2.57	$4.63
Natural Gas Liquids (per Bbl)	$30.39	$54.58	$38.82	$52.54

Total (per Mcfe)(a)	$4.87	$8.84	$5.28	$8.96
Average NYMEX prices(c):
Oil (per Bbl)	$93.48	$102.60	$98.18	$98.35
Natural Gas (per Mcf)	$2.35	$4.38	$2.44	$4.29

(a)	Oil and natural gas liquids are converted at the rate of one barrel of oil equivalent (“BOE”) to six Mcfe.
(b)	Does not include the effects of cash settled derivatives.
(c)	Based upon the average of bid week prompt month prices.

	Production and Revenue by Basin
	For Three Months Ended June 30,		For Six Months Ended June 30,
	2012	2011	2012	2011
Appalachian
Revenues – Natural Gas(a)	$10,152,435	$9,068,969	$21,425,303	$14,733,631
Volumes (Mcf)	4,216,175	1,899,727	8,325,347	3,184,395
Average Price	$2.41	$4.77	$2.57	$4.63
Revenues – Condensate(a)	$51,075	$—	$101,592	$16,183
Volumes (Bbl)	709	—	1,303	195
Average Price	$72.04	$—	$77.97	$82.99
Revenues – Natural Gas Liquids(a)	$2,323,626	$2,711,176	$5,433,442	$4,046,155
Volumes (Bbl)	76,465	49,675	139,961	77,008
Average Price	$30.39	$54.58	$38.82	$52.54
Average Production Cost per Mcfe(b)	$0.97	$1.25	$0.97	$1.29
Illinois
Revenues – Oil(a)	$15,171,369	$16,473,563	$32,221,081	$32,032,221
Volumes (Bbl)	168,485	166,346	340,087	337,813
Average Price	$90.05	$99.03	$94.74	$94.82
Average Production Cost per Bbl(c)	$33.31	$30.49	$30.81	$29.66

(a)	Does not include the effects of cash settled derivatives.
(b)	For the six months ended June 30, 2012, excludes retroactive accrual of Pennsylvania Impact Fee, which equates to approximately $0.31 per Mcfe. For six months ended June 30, 2012, includes accrual for current year Pennsylvania Impact Fee, which equates to approximately $0.12 per Mcfe.
(c)	Excludes ad valorem and severance taxes.

	Other Performance Measurements From Continuing Operations
	For Three Months Ended June 30,		For Six Months Ended June 30,
	2012	2011	2012	2011
EBITDAX (in thousands) (a)	$17,959	$13,870	$39,513	$25,621
LOE per Mcfe (b)	$1.93	$2.48	$1.82	$2.66
G&A per Mcfe	$1.01	$2.65	$1.00	$2.49

(a)	EBITDAX is a non-GAAP measure. See “Non-GAAP Financial Measures” for our reconciliation of EBITDAX to net income.
(b)	For the six months ended June 30, 2012, excludes retroactive accrual of Pennsylvania Impact Fee, which equates to approximately $0.25 per Mcfe. For six months ended June 30, 2012, includes accrual for current year Pennsylvania Impact Fee, which equates to approximately $0.10 per Mcfe.

General Overview

Operating revenue for the three and six months ended June 30, 2012 increased 4.3% and 22.9% when compared to the same periods in 2011. The increase in revenue was primarily due to higher production relative to the Appalachian Basin where we continue to have drilling success in the Marcellus and Utica Shales. We increased our producing unconventional well count in the Appalachian Basin by 41.0 gross wells from June 30, 2011 to June 30, 2012, resulting in an increase in production in the region of 151.5% for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. This increase in production was offset by the current downturn in commodity prices where our realized average sales price for natural gas decreased 49.5% and 44.5% for the three and six months ended June 30, 2012 and 2011, respectively.

Operating expenses increased $6.7 million for the three-month period ended June 30, 2012, as compared to the same period in 2011 and $18.7 million for the six-month period ended June 30, 2012, as compared to the same period in 2011. Operating expenses are primarily comprised of: Production and Lease Operating Expenses, G&A Expenses, Loss on Disposal of Assets, Exploration Expenses, Impairment Expense, and DD&A Expenses. The increase in operating expenses were largely due to higher Production and Lease Operating Expenses and increased DD&A Expenses. Also impacting operating expense for the six month period ended June 30, 2012 was an increase in Impairment Expense of approximately $2.5 million when compared to the same period in 2011.

The increase in Production and Lease Operating Expenses for the three and six months ended June 30, 2012 as compared to the same period in 2011 is commensurate with the increase in producing wells in the Appalachian Basin as they relate to variable type costs such as compression, processing and gathering. Additionally, the Commonwealth of Pennsylvania instituted a natural gas impact fee during the first quarter of 2012, which accounted for approximately $0.6 million and $4.0 million in expense for the three and six month periods ended June 30, 2012 respectively. The period over period increase in DD&A Expenses is consistent with the growth in our asset base, reserves and production since the comparable periods of 2011. During the six months ended June 30, 2012 we incurred impairment charges of approximately $2.6 million related to non-operated Clearfield County, Pennsylvania undeveloped acreage which we do not expect to evaluate.

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

For wells spud prior to 2012, the first year fee (considered to be 2011) is due on September 1, 2012. We fully accrued for this portion of the Pennsylvania Impact Fee in first quarter 2012 in the amount of $2.8 million. Expenses for the current portion of the impact fees totaled approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2012, respectively. The impact fees related to 2012 will be accrued evenly throughout the year beginning on the date a well is spud. We are recording the accrual of the Pennsylvania Impact Fee as Production and Lease Operating Expense.

EBITDAX (Non-GAAP)

EBITDAX (Non-GAAP) from continuing operations increased approximately $4.1 million to $18.0 million for the three-month period ended June 30, 2012 as compared to the same period in 2011. For the six month-period ended June 30, 2012, EBITDAX increased $13.9 million, to $39.5 million as compared to the same period in 2011. The increase in EBITDAX can be primarily attributed to higher natural gas and natural gas liquids production, resulting in increased operating revenues, and greater income from the settlement of derivative contracts. These increases were partially offset by an increase in operating expenses, particularly the retroactive portion of the Pennsylvania Impact Fee during the six-month period ended June 30, 2012. See “Non-GAAP Financial Measures” for our reconciliation of EBITDAX to net income.

LOE per Mcfe

LOE per Mcfe measures the average cost of extracting oil and natural gas from our basin reserves during the period. This measurement is also commonly referred to in the industry as our “lifting cost”. It represents the average cost of extracting one Mcf of natural gas equivalent from our oil and natural gas reserves in the ground. LOE per Mcfe decreased to $1.93 for the three months ended June 30, 2012 as compared to $2.48 for the same period in 2011 and decreased to $1.82 for the six months ended June 30, 2012 as compared to $2.66 during the six months ended June 30, 2011. As we continue to develop our non-proved properties, such as the Marcellus Shale, which have a lower operating cost, we believe this metric will continue to decrease on a per unit basis. For comparative purposes, we have excluded approximately $0.25 per Mcfe from the first six months of 2012 lifting cost, which represents the retroactive portion of the Pennsylvania impact fee.

G&A Expenses per Mcfe

Our general and administrative expenses include fees for well operating services, marketing, non-field level employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our general and administrative expenses in relation to our production because these expenses have a direct impact on our profitability. G&A expenses per Mcfe decreased to approximately $1.01 for the three-month period ended June 30, 2012, as compared to $2.65 for the same period in 2011 and decreased to approximately $1.00 for the six-month period ended June 30, 2012, as compared to $2.49 for the six-month period ended June 30, 2011. As we continue to develop our non-proved properties, we believe this metric will continue to decrease on a per unit basis.

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011.

Oil and gas revenue for the three-month periods ended June 30, 2012 and 2011 ($ in thousands, except total Mcfe production and price per Mcfe) is summarized in the following table:

	For Three Months Ended June 30,
	2012	2011	Change	%
Oil and Gas Revenues:
Oil and condensate sales revenue	$15,223	$16,473	$(1,250)	(7.6%)
Oil derivatives realized(a)	$(75)	$(496)	$421	84.9%

Total oil and condensate revenue and derivatives realized	$15,148	$15,977	$(829)	(5.2%)
Gas sales revenue	$10,152	$9,068	$1,084	12.0%
Gas derivatives realized(a)	$5,278	$1,338	$3,940	294.5%

Total gas revenue and derivatives realized	$15,430	$10,406	$5,024	48.3%
Natural gas liquid revenue	$2,324	$2,711	$(387)	(14.3%)
Natural gas liquid derivatives realized(a)	$93	$0	$93	100.0%

Total natural gas liquid revenue and derivatives realized(a)	$2,417	$2,711	$(294)	(10.8%)
Consolidated sales	$27,699	$28,252	$(553)	(2.0%)
Consolidated derivatives realized(a)	$5,296	$842	$4,454	529.0%

Total oil and gas revenue and derivatives realized	$32,995	$29,094	$3,901	13.4%
Total Mcfe Production	5,690,129	3,195,853	2,494,276	78.0%
Average Realized Price per Mcfe	$5.80	$9.10	$(3.30)	(36.3%)

(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for oil and gas during the second quarter of 2012, after the effect of derivative activities, was $5.80 per Mcfe, a decrease of 36.3%, or $3.30 per Mcfe from the same quarter in 2011. This decrease was primarily due to a higher percentage of sales of natural gas when compared to our sales mix during the second quarter of 2011 coupled with a decline in the market price for natural gas. The average price for oil and condensate, after the effect of derivative activities, decreased 6.8%, or $6.52 per barrel, to $89.53 per barrel. The average price for natural gas, after the effect of derivative activities, decreased 33.2%, or $1.82 per Mcf, to $3.66 per Mcf. The average price for our natural gas liquids, after the effect of derivative activities, decreased 42.1%, or $22.97 per barrel, to $31.61 per barrel. Our derivative activities effectively increased net realized prices by $0.93 per Mcfe in the second quarter of 2012 and $0.26 per Mcfe in the second quarter of 2011.

Production volumes in the second quarter of 2012 increased 78.0% from the second quarter of 2011. Natural gas production increased approximately 121.9% and our NGL production increased 53.9%, primarily due to the production in our Marcellus Shale drilling operations in the Commonwealth of Pennsylvania. As of June 30, 2012, we had 41.0 more gross wells in the Appalachian Basin on production than at June 30, 2011.

Oil production increased in the second quarter of 2012 by 1.7% to 169,194 barrels as compared to the same period in 2011. The natural decline of our Illinois Basin properties was offset by efficiencies within our secondary waterflood operations and also increased oil production from our ASP pilot program.

Overall, our production for the three months ended June 30, 2012 averaged 62,529 Mcfe per day, of which 74.1% was attributable to natural gas, 17.8% to oil and 8.1% was a result of natural gas liquids production.

Statements of Operations for the three-month periods ended June 30, 2012 and 2011 are as follows:

	For Three Months Ended June 30,
	2012	2011	Change	%
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$27,699	$28,252	(553)	(2.0%)
Field Services Revenue	2,514	711	1,803	253.6%
Other Revenue	44	58	(14)	(24.1%)

TOTAL OPERATING REVENUE	30,257	29,021	1,236	4.3%
OPERATING EXPENSES
Production and Lease Operating Expense	10,972	7,918	3,054	38.6%
General and Administrative Expense	5,774	8,462	(2,688)	(31.8%)
Loss on Disposal of Asset	69	441	(372)	(84.4%)
Impairment Expense	273	208	65	31.3%
Exploration Expense	1,213	88	1,125	N/M
Depreciation, Depletion, Amortization and Accretion	10,884	6,121	4,763	77.8%
Field Services Operating Expense	1,265	561	704	125.5%
Other Operating Income	(33)	(50)	17	34.0%

TOTAL OPERATING EXPENSES	30,417	23,749	6,668	28.1%
INCOME (LOSS) FROM OPERATIONS	(160)	5,272	(5,432)	(103.0%)
OTHER INCOME (EXPENSE)
Interest Expense	(1,322)	(247)	(1,075)	435.2%
Gain on Derivatives, Net	3,642	7,692	(4,050)	(52.7%)
Other Income	92,731	32	92,699	N/M
Gain (Loss) on Equity Method Investments	(3,430)	6	(3,436)	N/M

TOTAL OTHER INCOME	91,621	7,483	84,138	N/M
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	91,461	12,755	78,706	617.1%
Income Tax Expense	(35,268)	(4,958)	(30,310)	(611.3%)

INCOME FROM CONTINUING OPERATIONS	56,193	7,797	48,396	620.7%
Loss From Discontinued Operations, Net of Income Taxes	(3,050)	(4,313)	1,263	29.3%

NET INCOME	53,143	3,484	49,659	N/M
Net Income Attributable to Noncontrolling Interests	222	44	178	404.5%

NET INCOME ATTRIBUTABLE TO REX ENERGY	$52,921	$3,440	$49,481	N/M

Field services revenue for the three months ended June 30, 2012 and 2011 was approximately $2.5 million and $0.7 million, respectively. We generate field services revenue from various field service activities such as the management of water sourcing, water transfer and water disposal activities in the Appalachian Basin. Increased activity and demand in the Appalachian Basin surrounding the Marcellus and Utica Shale plays has led to the growth of our field service activities.

Production and lease operating expenses increased approximately $3.1 million, or 38.6%, in the second quarter of 2012 from the same period in 2011. We experienced Production and Lease Operating Expense increases that are commensurate with the increase in producing wells in the Appalachian Basin as they relate to variable type costs such as compression, processing and gathering. Additionally, the Commonwealth of Pennsylvania instituted the Pennsylvania Impact Fee during the first quarter of 2012, which accounted for approximately $0.6 million in expense for the period.

G&A expenses for the second quarter of 2012 decreased approximately $2.7 million, or 31.8%, to $5.8 million from the same period in 2011. We recorded approximately $2.5 million related to the settlement of our lawsuit in the Appalachian Basin during the second quarter of 2011, which primarily accounts for the decrease from the prior year quarter.

Impairment expenses for the second quarter of 2012 and 2011 totaled approximately $0.3 million and $0.2 million, respectively. We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment. The expenses incurred during the three-month periods ended June 30, 2012 and 2011 are primarily related to expiring undeveloped acreage.

Exploration expense for the three months ended June 30, 2012 was approximately $1.2 million as compared to $0.1 million for the three months ended June 30, 2011. The expense incurred in the second quarter of 2012 was due to geological and geophysical type expenditures and delay rental payments primarily associated with leases in the Appalachian Basin as compared to the expense during the second quarter of 2011 which was entirely related to delay rental payments.

DD&A expenses for the three months ended June 30, 2012 increased approximately $4.8 million, or 77.8%, from $6.1 million for the same period in 2011. The period over period increase in DD&A Expenses is consistent with the growth in our asset base, reserves and production since the comparable period in 2011.

Field services operating expense for the three months ended June 30, 2012 and 2011 was approximately $1.3 million and $0.6 million, respectively. Our field services operating expenses are largely variable in nature and fluctuate commensurate with our level of activity. Increased activity and demand in the Appalachian Basin surrounding the Marcellus and Utica Shale plays has led to the growth of our field service activities.

Interest expense for the three months ended June 30, 2012 was approximately $1.3 million as compared to $0.2 million during the second quarter of 2011. The increase in interest expense was due to our higher average long-term debt balance, including our Second Lien Credit Agreement, which carries a higher interest rate than our Senior Credit Facility.

Gain on derivatives, net was a gain of approximately $3.6 million for the second quarter of 2012 as compared to a gain of $7.7 million for the same period in 2011. Changes were attributable to the volatility of oil and gas commodity prices along with changes in our portfolio of outstanding collars and swap derivatives. Losses from derivative activities generally reflect higher oil and gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market.

Other income for the three months ended June 30, 2012 was a gain of approximately $92.7 million. The gain recognized during the second quarter of 2012 is attributable to the sale of our investment in Keystone Midstream, for which we received net proceeds of approximately $121.4 million.

Income tax expense was approximately $35.3 million for the three months ended June 30, 2012, as compared to expense of approximately $5.0 million for the three months ended June 30, 2011. The change was primarily due to the tax effect of the gain on the sale of our investment in Keystone Midstream during the second quarter of 2012.

Net income attributable to Rex Energy for the second quarter of 2012 was approximately $52.9 million, as compared to $3.4 million for the comparable period in 2011 as a result of the factors discussed above.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011.

Oil and gas revenue for the six-month periods ended June 30, 2012 and 2011 ($ in thousands, except total Mcfe production and price per Mcfe) is summarized in the following table:

	For Six Months Ended June 30,
	2012	2011	Change	%
Oil and Gas Revenues:
Oil and condensate sales revenue	$32,323	$32,047	$276	0.9%
Oil derivatives realized(a)	$(286)	$(643)	$357	55.5%

Total oil and condensate revenue and derivatives realized	$32,037	$31,404	$633	2.0%
Gas sales revenue	$21,425	$14,734	$6,691	45.4%
Gas derivatives realized(a)	$9,275	$2,856	$6,419	224.8%

Total gas revenue and derivatives realized	$30,700	$17,590	$13,110	74.5%
Natural gas liquid revenue	$5,433	$4,046	$1,387	34.3%
Natural gas liquid derivatives realized(a)	$93	$—	$93	100.0%

Total natural gas liquid revenue and derivatives realized	$5,526	$4,046	$1,480	36.6%
Consolidated sales	$59,181	$50,827	$8,354	16.4%
Consolidated derivatives realized(a)	$9,082	$2,213	$6,869	310.4%

Total oil and gas revenue and derivatives realized	$68,263	$53,040	$15,223	28.7%
Total Mcfe Production	11,213,453	5,674,491	5,538,962	97.6%
Average Realized Price per Mcfe	$6.09	$9.35	$(3.26)	(34.9%)

(a)	Realized derivatives are included in Gain on Derivatives, Net on our Consolidated Statements of Operations.

Average realized price received for oil and gas during the first half of 2012, after the effect of derivative activities, was $6.09 per Mcfe, a decrease of 34.9%, or $3.26 per Mcfe, from the same period in 2011. This decrease was primarily due to a higher percentage of sales from natural gas when compared to our sales mix during the first half of 2011 coupled with a decline in the market price for natural gas. The average price for oil and condensate, after the effect of derivative activities, increased 1.0%, or $0.93 per barrel, to $93.84 per barrel. The average price for natural gas, after the effect of derivative activities, decreased 33.2%, or $1.84 per Mcf, to $3.69 per Mcf. The average price for natural gas liquids, after the effect of derivative activities, decreased 24.9%, or $13.06 per barrel. Our derivative activities effectively increased net realized price by $0.81 per Mcfe in the first half of 2012 and $0.39 per Mcfe in the first half of 2011.

Production volumes in the first half of 2012 increased 96.5% to 61,614 Mcfe per day from the first half of 2011. Natural gas production increased approximately 161.4% and our NGL production increased by 81.7%, primarily due to the production in our Marcellus Shale drilling operations in the Commonwealth of Pennsylvania.

Oil production increased during the first half of 2012 by 1.0% as compared to the same period in 2011. The natural decline of our Illinois Basin properties was offset by efficiencies within our secondary waterflood operations, increased oil production from our ASP pilot program and less production downtime due a milder winter season when compared to the first half of 2011.

Overall, our production for the first half of 2012 averaged 61,614 Mcfe per day, of which 74.2% was attributable to natural gas, 18.3% to oil and 7.5% was a result of natural gas liquids production.

	For Six Months Ended June 30,
	2012	2011	Change	%
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$59,181	$50,827	8,354	16.4%
Field Services Revenue	4,820	1,237	3,583	289.7%
Other Revenue	89	104	(15)	(14.4%)

TOTAL OPERATING REVENUE	64,090	52,168	11,922	22.9%
OPERATING EXPENSES
Production and Lease Operating Expense	23,272	15,066	8,206	54.5%
General and Administrative Expense	11,185	14,142	(2,957)	(20.9%)
Loss on Disposal of Asset	95	458	(363)	(79.3%)
Impairment Expense	3,066	549	2,517	458.5%
Exploration Expense	2,305	1,900	405	21.3%
Depreciation, Depletion, Amortization and Accretion	20,686	11,879	8,807	74.1%
Field Services Operating Expense	2,721	1,019	1,702	167.0%
Other Operating Expense (Income)	294	(62)	356	574.2%

TOTAL OPERATING EXPENSES	63,624	44,951	18,673	41.5%
INCOME FROM OPERATIONS	466	7,217	(6,751)	(93.5%)
OTHER INCOME (EXPENSE)
Interest Expense	(2,803)	(549)	(2,254)	410.6%
Gain on Derivatives, Net	11,081	614	10,467	1,704.7%
Other Income	92,737	20	92,717	N/M
Loss on Equity Method Investments	(3,564)	(270)	(3,294)	1,220.0%

TOTAL OTHER INCOME (LOSS)	97,451	(185)	97,636	N/M
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	97,917	7,032	90,885	N/M
Income Tax Expense	(37,899)	(2,767)	(35,132)	N/M

INCOME FROM CONTINUING OPERATIONS	60,018	4,265	55,753	N/M
Loss From Discontinued Operations, Net of Income Taxes	(8,405)	(8,384)	(21)	(0.3%)

NET INCOME (LOSS)	51,613	(4,119)	55,732	N/M
Net Income (Loss) Attributable to Noncontrolling Interests	322	(58)	380	655.2%

NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$51,291	(4,061)	55,352	N/M

Field services revenue for the six months ended June 30, 2012 and 2011 was approximately $4.8 million and $1.2 million, respectively. We generate field services revenue from various field service activities such as the management of water sourcing, water transfer and water disposal activities in the Appalachian Basin. Increased activity and demand in the Appalachian Basin surrounding the Marcellus and Utica Shale plays has led to the growth of our field service activities.

Production and lease operating expenses increased approximately $8.2 million, or 54.5%, in the first half of 2012 from the same period in 2011. We experienced Production and Lease Operating Expense increases that are commensurate with the increase in producing wells in the Appalachian Basin as they relate to variable type costs such as compression, processing and gathering. Additionally, the Commonwealth of Pennsylvania instituted the Pennsylvania Impact Fee during the first quarter of 2012, which accounted for approximately $4.0 million in expense for the period.

G&A expenses for the first half of 2012 decreased approximately $3.0 million, or 20.9%, to $11.2 million from the same period in 2011. We recorded approximately $2.5 million related to the settlement of our lawsuit in the Appalachian Basin during the second quarter of 2011, which primarily accounts for the decrease period over period.

Impairment expenses for the first half of 2012 and 2011 totaled approximately $3.1 million and $0.5 million, respectively. We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment. The expense incurred during the first six months of 2012 is primarily related to the lack of development plans on several leases in Clearfield County, Pennsylvania, which is a non-operated dry gas region of the Marcellus Shale.

Exploration expense for the first half of 2012 was approximately $2.3 million as compared to $1.9 million for the same period during 2011. Approximately $2.0 million of the expense incurred in 2012 was due to geological and geophysical expenditures and delay rental payments primarily associated with leases in the Appalachian Basin. The remaining $0.3 million spent during the first half of 2012 is related to the plugging of two exploratory Marcellus Shale wells that were spud during 2011 in Butler County, Pennsylvania. Minimal drilling was completed on these wells before a strategic decision was made to abandon the well locations and reallocate the remaining capital to other leases that will enable us to hold additional acreage by production. The expenses incurred in 2011 were due to geological and geophysical expenditures and delay rental payments primarily associated with leases in the Appalachian Basin.

DD&A expenses for the first half of 2012 increased to approximately $20.7 million, an increase of 74.1%, from $11.9 million for the same period in 2011. The period over period increase in DD&A Expenses is consistent with the growth in our asset base, reserves and production since the comparable period in 2011.

Field services operating expense for the six months ended June 30, 2012 and 2011 was approximately $2.7 million and $1.0 million, respectively. Our field services operating expenses are largely variable in nature and fluctuate commensurate with our level of activity. Increased activity and demand in the Appalachian Basin surrounding the Marcellus and Utica Shale plays has led to the growth of our field service activities.

Interest expense for the first half of 2012 was approximately $2.8 million as compared to $0.5 million during the first half of 2011. The increase in interest expense was due to our higher average long-term debt balance, including our Second Lien Credit Agreement, which carries a higher interest rate than our Senior Credit Facility.

Gain on derivatives, net was a gain of approximately $11.1 million for the first half of 2012 as compared to a gain of $0.6 million for the same period in 2011. Changes were attributable to the volatility of oil and gas commodity prices along with changes in our portfolio of outstanding collars and swap derivatives. Losses from derivative activities generally reflect higher oil and gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market.

Other income for the six months ended June 30, 2012 was a gain of approximately $92.7. The gain recognized during the second quarter of 2012 is attributable to the sale of our investment in Keystone Midstream, for which we received net proceeds of approximately $121.4 million.

Income tax expense was approximately $37.9 million for the six months ended June 30, 2012 as compared to $2.8 million for the six months ended June 30, 2011. The change was primarily due to the tax effect of the gain on the sale of our investment in Keystone Midstream during the second quarter of 2012.

Net income (loss) attributable to Rex Energy for the first half of 2012 was approximately $51.3 million, as compared to a loss of approximately $4.1 million for the comparable period in 2011 as a result of the factors discussed above.

Capital Resources and Liquidity

Our primary needs for cash are for the exploration, development and acquisition of oil and gas properties. During the three and six months ended June 30, 2012, we spent $56.5 million and $107.4 million, respectively, of capital on drilling projects, facilities and related equipment and acquisitions of unproved acreage. We funded our capital program with net cash flows from operations, borrowings under our Senior Credit Facility, net proceeds from our public offering of common stock and net proceeds that we received from the sale of our Keystone Midstream investment. The remainder of our 2012 capital budget is expected to be funded primarily by cash flow from operations, non-core assets sales and borrowings under our Senior Credit Facility. We currently believe we have sufficient liquidity and cash flow to meet our obligations for the next twelve months; however, a significant drop in commodity prices, particularly natural gas, or reduction in production or reserves could adversely affect our ability to fund capital expenditures and meet our financial obligations. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may also elect to issue additional shares of stock, subordinated notes or other securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

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

Our cash flows from operations are driven by commodity prices and production volumes. Prices for oil and gas are driven by, among other things, seasonal influences of weather, national and international economic and political environments and, increasingly, from heightened demand for hydrocarbons from emerging nations. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices could decrease our exploration and development expenditures. Cash flows from operations and borrowings from our Senior Credit Facility have been primarily used to fund exploration and development of our oil and gas interests. As of June 30, 2012, we had $185.0 million available for borrowing under our Senior Credit Facility with a current borrowing base of $265.0 million and $50.0 million available for borrowing under our Second Lien Credit Agreement of $100.0 million. We are not restricted as to our borrowings under the Senior Credit Facility; however we are subject to the minimum financial requirements detailed in Note 6, Long-Term Debt, to our Consolidated Financial Statements.

Financial Condition and Cash Flows for the Six Months Ended June 30, 2012 and 2011

The following table summarizes our sources and uses of funds for the periods noted:

	Six Months Ended June 30, ($ in Thousands)
	2012	2011
Cash flows provided by operations	$16,625	$34,958
Cash flows provided by (used in) investing activities	11,865	(88,812)
Cash flows provided by (used in) financing activities	(24,703)	60,189

Net increase in cash and cash equivalents	$3,787	$6,335

Net cash provided by operating activities decreased by approximately $18.3 million in the first six months of 2012 over the same period in 2011. The decrease in 2012 was affected by a combination of factors, including an increase Lease Operating Expense and Field Services Operating Expense. Our increase in production during the first half of 2012 as compared to the first half of 2011 had a minimal effect on operating cash flows as a result of a decrease in natural gas prices.

Net cash provided by (used in) investing activities increased by approximately $100.7 million from the first six months of 2011 to $11.5 million in the first six months of 2012. This change is largely attributable to the proceeds received on the sale of Keystone Midstream of approximately $121.4 million. Partially offsetting this influx of cash were increased expenditures on undeveloped acreage acquisitions and drilling and completion expenditures, particularly in our Marcellus and Utica Shale exploration areas, as compared to 2011. This increase was also impacted by a realization of restricted cash during the first half of 2011 of $13.6 million. The change in restricted cash during the first half of 2011 was due to an agreement with Sumitomo Corporation, whereby Sumitomo Corporation agreed to fund the cost of leasing acreage in Butler County, Pennsylvania. The balance of restricted cash decreased, thereby increasing our available cash, as leases were executed.

Net cash provided by (used in) financing activities decreased by approximately $84.9 million from the first six months of 2011 to cash used of $24.7 million for the first six months of 2012. The decrease in cash from financing activities is primarily due to the repayment of debt of $155.0 million during the first six months of 2012, which was partially offset by the proceeds of our public offering of common stock during the first quarter of 2012.

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

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the three and six months ended June 30, 2012, there were no material changes to the critical accounting policies previously reported by us in our Annual Report on Form 10-K for the year ended December 31, 2011. We describe critical recently adopted and issued accounting standards in Item 1. Financial Statements—Note 4, “Recently Issued Accounting Pronouncements.”

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

For purposes of consistency with current calculations, we have revised certain amounts relating to prior period EBITDAX. The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income From Continuing Operations	$56,193	$7,797	$60,018	$4,265
Net (Income) Loss Attributable to Noncontrolling Interests	(222)	(44)	(322)	58

Income From Continuing Operations Attributable to Rex Energy	55,971	7,753	59,696	4,323
Add Back Retroactive Portion of New Pennsylvania Impact Fee	0	0	2,809	0
Add Back Depletion, Depreciation, Amortization and Accretion	10,884	6,121	20,686	11,879
Add Back Non-Cash Compensation Expense	362	540	841	1,000
Add Back Interest Expense	1,322	247	2,803	549
Add Back Impairment Expense	273	208	3,066	549
Add Back Exploration Expenses	1,213	88	2,305	1,900
Add Back (Less) Loss (Gain) on Disposal of Assets (a)	(92,679)	441	(92,653)	458
Add Back (Less) Unrealized Loss (Gain) from Financial Derivatives	1,654	(6,849)	(2,000)	1,599
Less Non-Cash Portion of Noncontrolling Interest	(18)	(29)	(60)	(104)
Add Back Income Tax Expense	35,268	4,958	37,899	2,767
Add Back Equity Method EBITDAX	3,709	392	4,121	701

EBITDAX From Continuing Operations	$17,959	$13,870	$39,513	$25,621
Net Loss From Discontinued Operations	$(3,050)	$(4,313)	$(8,405)	$(8,384)
Add Back Depletion, Depreciation, Amortization and Accretion	0	40	0	160
Add Back Non-Cash Compensation Expense	2	16	12	27
Add Back Impairment Expense	4,681	6,289	12,951	11,255
Add Back Exploration Expenses	149	150	481	1,314
Add Back Loss on Disposal of Assets	0	0	144	0
Less Income Tax Benefit	(2,123)	(2,743)	(5,860)	(5,265)

Add EBITDAX From Discontinued Operations	$(341)	$(561)	$(677)	$(893)

EBITDAX (Non-GAAP)	$17,618	$13,309	$38,836	$24,728

(a)	Includes gain on sale of Keystone Midstream of approximately $92.7 million for three and six months ended June 30, 2012.

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

For the three and six months ended June 30, 2012, the net realized gains on oil and natural gas derivatives were approximately $5.3 million and $9.1 million respectively, as compared to net realized gains of approximately $0.8 million and $2.2 million for the comparable period in 2011. These gains are reported as Gain on Derivatives, Net in our Consolidated Statements of Operations. As of June 30, 2012, we had approximately 87.9%, 79.1% and 21.1% of our current oil production on an annualized basis hedged through 2012, 3013 and 2014, respectively, and 72.1%, 83.4% and 18.0% of our current gas production on an annualized basis hedged through 2012, 2013 and 2014, respectively. In addition, we had approximately 38.6% of our current natural gas liquid production hedged on an annualized basis for 2012 and 2013.

For the three month and six months ended June 30, 2012, the net unrealized gains or loss on commodity derivatives was a loss of $1.7 million and a gain of $2.0 million as compared to a loss of $6,8 million and $1.6 million for the comparable period in 2011. The net unrealized gains and losses are reported as Gain on Derivatives, Net in our Consolidated Statements of Operations.

While the use of derivative arrangements limits the downside risk of adverse price movements, it may also limit our ability to benefit from increases in the prices of natural gas and oil. We enter into all of our derivatives transactions with four counterparties and have a netting agreement in place with our counterparties. While we do not obtain collateral to support the agreements, we do monitor the financial viability of our counterparties and believe our credit risk is minimal on these transactions. Under these arrangements, payments are received or made based on the differential between a fixed and a variable commodity price. These agreements are settled in cash at expiration or exchanged for physical delivery contracts. In the event of nonperformance, we would be exposed again to price risk. We have additional risk of financial loss because the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the derivative transaction. Moreover, our derivatives arrangements generally do not apply to all of our production and thus provide only partial price protection against declines in commodity prices. We expect that the amount of our derivatives will vary from time to time.

For a summary of our current oil and natural gas derivative positions at June 30, 2012, refer to Note 7 of our Consolidated Financial Statements, Fair Value of Financial and Derivative Instruments.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Commodity Price Risk

We are exposed to various market risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decrease for a substantial period of time or decline significantly, revenues and cash flows would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. Conversely, increases in the market prices for oil and natural gas can have a favorable impact on our financial condition, results of operations and capital resources. Based on production through June 30, 2012, we project that a 10% decline in the price per barrel of oil and natural gas liquids and the price per Mcf of gas from the first six months of the 2012 average would reduce our gross revenues, before the effects of derivatives, for the remaining six months of 2012 by approximately $5.9 million.

We have designed our hedging program to reduce the risk of price volatility for our production in the natural gas and oil markets. Our risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments that we use include fixed rate swap contracts, collars, swaptions, and put options. The volume of derivative instruments that we may use are governed by the risk management policy and can vary from year to year, but under most circumstances will apply to only a portion of our current and anticipated production, and will provide only partial price protection against declines in oil and natural gas prices. We are exposed to market risk on our open contracts, to the extent of changes in market prices of oil and natural gas. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged. Further, if our counterparties should default, this protection might be limited as we might not receive the benefits of the hedges.

At June 30, 2012, we had the following commodity derivative contracts outstanding:

Period	Volume	Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2012—Collar	300,000 Bbls	$0	$68.39	$111.08	$0	$74
2013—Collar	540,000 Bbls	0	72.44	112.56	0	813
2014—Three Way Collar	144,000 Bbls	65.00	80.00	105.00	0	(181)

	984,000 Bbls					$706
Natural Gas
2012—Swap	2,880,000 Mcf	$0	$0	$0	$4.06	$2,138
2012—Swaption	300,000 Mcf	0	0	0	5.25	597
2012—Three Way Collar	1,320,000 Mcf	3.66	4.26	4.77	0	747
2012—Collar	1,500,000 Mcf	0	4.70	5.89	0	2,414
2013—Swap	5,970,000 Mcf	0	0	0	3.82	2,014
2013—Three Way Collar	1,920,000 Mcf	3.53	4.38	5.08	0	985
2013—Collar	3,360,000 Mcf	0	4.77	5.68	0	4,419
2013—Put	2,640,000 Mcf	5.00	0	0	0	2,957 [a]
2014—Call	1,800,000 Mcf	0	0	5.00	0	(493)
2014—Swap	1,200,000 Mcf	0	0	0	3.42	(212)
2014—Collar	1,800,000 Mcf	0	3.51	4.43	0	(74)

	24,690,000 Mcf					$15,492
Natural Gas Liquids
2012—Swap	54,000 Bbls	$0	$0	$0	$43.26	$381
2013—Swap	108,000 Bbls	0	0	0	43.26	763

	162,000 Bbls					1,144

[a]	Includes liability of approximately $0.5 million for premium due upon settlement of contract.

Interest Rate Risk

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

Our management (with the participation of our CEO and CFO) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2012, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations Inherent in All Controls

Our management, including our CEO and CFO, recognizes that the disclosure controls and procedures and internal controls (discussed above) cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been, or will be, detected.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth under the subsections Legal Reserves and Environmental in Note 11, Commitments and Contingencies, to our Consolidated Financial Statements included in Item 1 of Part 1 of this report is incorporated herein by reference.

Item 1A.	Risk Factors.

During the quarter ended June 30, 2012, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits.

Exhibit Number	Exhibit Title

2.1*	Agreement and Plan of Merger by and among Keystone Midstream Services, LLC, R.E. Gas Development, LLC, a wholly-owned subsidiary of Rex Energy Corporation, Stonehenge Energy Resources, L.P., Summit Discovery Resources II, LLC, a wholly-owned subsidiary of Sumitomo Corporation, MarkWest Liberty Midstream & Resources, L.L.C. and MarkWest Liberty Bluestone, L.L.C. dated May 7, 2012. (1)(2)

3.1	Certificate of Incorporation of Rex Energy Corporation, as amended (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.2	Certificate of Amendment to Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.3	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on May 11, 2012).

4.1	Form of Specimen Common Stock Certificate of Rex Energy Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

4.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

10.1*	Ninth Amendment to Credit Agreement by and among Rex Energy Corporation, KeyBank National Association (“KeyBank”), as Administrative Agent, and the other lenders signatory thereto effective May 7, 2012.

10.2*	First Amendment to Second Lien Credit Agreement by and among Rex Energy Corporation, KeyBank as Administrative Agent, and the other lenders signatory thereto effective May 7, 2012.

10.3*	Second Amendment to Gas Gathering, Compression and Processing Agreement dated as of May 29, 2012, by and among Keystone Midstream Services, LLC, R.E. Gas Development, LLC and Summit Discovery Resources II, LLC (1)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Interim Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits are filed herewith.
**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.
(2)	The exhibits and schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REX ENERGY CORPORATION
(Registrant)

Date: August 9, 2012	By:	/s/ Thomas C. Stabley
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	By:	/s/ Michael L. Hodges
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1*	Agreement and Plan of Merger by and among Keystone Midstream Services, LLC, R.E. Gas Development, LLC, a wholly-owned subsidiary of Rex Energy Corporation, Stonehenge Energy Resources, L.P., Summit Discovery Resources II, LLC, a wholly-owned subsidiary of Sumitomo Corporation, MarkWest Liberty Midstream & Resources, L.L.C. and MarkWest Liberty Bluestone, L.L.C. dated May 7, 2012. (1)(2)

3.1	Certificate of Incorporation of Rex Energy Corporation, as amended (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.2	Certificate of Amendment to Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.3	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on May 11, 2012).

4.1	Form of Specimen Common Stock Certificate of Rex Energy Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

4.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

10.1*	Ninth Amendment to Credit Agreement by and among Rex Energy Corporation, KeyBank National Association (“KeyBank”), as Administrative Agent, and the other lenders signatory thereto effective May 7, 2012.

10.2*	First Amendment to Second Lien Credit Agreement by and among Rex Energy Corporation, KeyBank as Administrative Agent, and the other lenders signatory thereto effective May 7, 2012.

10.3*	Second Amendment to Gas Gathering, Compression and Processing Agreement dated as of May 29, 2012, by and among Keystone Midstream Services, LLC, R.E. Gas Development, LLC and Summit Discovery Resources II, LLC (1)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Interim Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits are filed herewith.
**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.
(2)	The exhibits and schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.