Form 10-Q
period 2013-03-31
REX ENERGY CORP
filed 2013-05-09
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

366 Walker Drive

State College, Pennsylvania 16801

(Address of principal executive offices) (Zip Code)

(814) 278-7267

(Registrant’s telephone number, including area code)

476 Rolling Ridge Drive, Suite 300

State College, Pennsylvania 16801

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

53,227,718 common shares were outstanding on May 2, 2013.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD MARCH 31, 2013

INDEX

		PAGE

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Consolidated Balance Sheets As of March 31, 2013 (Unaudited) and December 31, 2012	4
	Consolidated Statements of Operations (Unaudited) for the three-month periods ended March 31, 2013 and March 31, 2012	5
	Consolidated Statement of Changes in Noncontrolling Interests and Stockholders’ Equity (Deficit) (Unaudited) for the three-month period ended March 31, 2013	6
	Consolidated Statements of Cash Flows (Unaudited) for the three-month periods ended March 31, 2013 and March 31, 2012	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	28

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	37

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 6.	Exhibits	40

SIGNATURES		41

EXHIBIT INDEX		42

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, but not limited to, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or similar terminology.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by us in forward-looking statements include, among others, the following:

•	economic conditions in the United States and globally;

•	domestic and global supply and demand for oil and natural gas;

•	volatility in oil, natural gas and natural gas liquid (“NGL”) pricing;

•	new or changing government regulations, including those relating to environmental matters,

•	permitting or other aspects of our operations;

•	the geologic quality of our properties with regard to, among other things, the existence of

•	hydrocarbons in economic quantities;

•	uncertainties inherent in the estimates of our oil, NGL and natural gas reserves;

•	our ability to increase oil and natural gas production and income through exploration and

•	development;

•	drilling and operating risks;

•	the success of our drilling techniques in both conventional and unconventional reservoirs;

•	the success of the secondary and tertiary recovery methods we utilize or plan to employ in the future;

•	the number of potential well locations to be drilled, the cost to drill them, and the time frame within

•	which they will be drilled;

•	the ability of contractors to timely and adequately perform their drilling, construction, well

•	stimulation, completion and production services;

•	the availability of equipment, such as drilling rigs and infrastructure, such as transportation,

•	pipelines, processing and midstream services;

•	the effects of adverse weather or other natural disasters on our operations;

•	competition in the oil and gas industry in general, and specifically in our areas of operations;

•	changes in our drilling plans and related budgets;

•	the success of prospect development and property acquisitions;

•	the success of our business and financial strategies, and hedging strategies;

•	conditions in the domestic and global capital and credit markets and their effect on us;

•	the adequacy and availability of capital resources, credit and liquidity, including, but not limited to, access to additional borrowing capacity;

•	uncertainties related to the legal and regulatory environment for our industry and our own legal proceedings and their outcome; and

•	other factors discussed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

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

Item 1.	Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except Share Data)

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS
Current Assets
Cash and Cash Equivalents	$11,640	$43,975
Accounts Receivable	29,102	24,980
Taxes Receivable	6,396	6,429
Short-Term Derivative Instruments	4,742	12,005
Assets Held for Sale	2,138	2,279
Inventory, Prepaid Expenses and Other	1,301	1,316

Total Current Assets	55,319	90,984
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	537,638	485,448
Unevaluated Oil and Gas Properties	171,901	165,503
Other Property and Equipment	54,317	50,073
Wells and Facilities in Progress	107,214	92,913
Pipelines	6,125	6,116

Total Property and Equipment	877,195	800,053
Less: Accumulated Depreciation, Depletion and Amortization	(156,390)	(146,038)

Net Property and Equipment	720,805	654,015
Deferred Financing Costs and Other Assets—Net	10,380	10,029
Equity Method Investments	16,800	16,978
Long-Term Derivative Instruments	150	704

Total Assets	$803,454	$772,710

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$44,272	$31,134
Accrued Expenses	37,656	22,421
Short-Term Derivative Instruments	5,072	1,389
Current Deferred Tax Liability	565	539
Liabilities Related to Assets Held for Sale	50	52

Total Current Liabilities	87,615	55,535
8.875% Senior Notes Due 2020	250,000	250,000
Discount on Senior Notes	(1,704)	(1,742)
Senior Secured Line of Credit and Long-Term Debt	1,167	991
Long-Term Derivative Instruments	2,221	1,510
Long-Term Deferred Tax Liability	21,491	23,625
Other Deposits and Liabilities	5,739	5,675
Future Abandonment Cost	25,671	24,822

Total Liabilities	$392,200	$360,416
Commitments and Contingencies (See Note 13)
Stockholders’ Equity
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 53,227,718 shares issued and outstanding on March 31, 2013 and 53,213,264 shares issued and outstanding on December 31, 2012.	52	52
Additional Paid-In Capital	452,432	451,062
Accumulated Deficit	(42,429)	(39,595)

Rex Energy Stockholders’ Equity	410,055	411,519
Noncontrolling Interests	1,199	775

Total Stockholders’ Equity	411,254	412,294

Total Liabilities and Stockholders’ Equity	$803,454	$772,710

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in Thousands, Except per Share Data)

	For the Three Months Ended March 31,
	2013	2012
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$40,940	$31,483
Field Services Revenue	6,506	2,306
Other Revenue	24	45

TOTAL OPERATING REVENUE	47,470	33,834
OPERATING EXPENSES
Production and Lease Operating Expense	13,400	12,299
General and Administrative Expense	7,796	5,411
(Gain) Loss on Disposal of Asset	(10)	26
Impairment Expense	66	2,793
Exploration Expense	2,044	1,092
Depreciation, Depletion, Amortization and Accretion	11,157	9,544
Field Service Operating Expense	4,055	1,456
Other Operating Expense	444	326

TOTAL OPERATING EXPENSES	38,952	32,947
INCOME FROM OPERATIONS	8,518	887
OTHER INCOME (EXPENSE)
Interest Expense	(4,005)	(1,739)
Gain (Loss) on Derivatives, Net	(8,540)	7,439
Other Income (Expense)	(139)	6
Loss on Equity Method Investments	(178)	(134)

TOTAL OTHER INCOME (EXPENSE)	(12,862)	5,572
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(4,344)	6,459
Income Tax Benefit (Expense)	2,004	(2,631)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,340)	3,828
Loss From Discontinued Operations, Net of Income Taxes	(61)	(5,355)

NET LOSS	(2,401)	(1,527)
Net Income Attributable to Noncontrolling Interests	433	101

NET LOSS ATTRIBUTABLE TO REX ENERGY	$(2,834)	$(1,628)

Earnings (loss) per common share:
Basic—Net Income (Loss) From Continuing Operations Attributable to Rex Common Shareholders	$(0.05)	$0.08
Basic—Net Loss From Discontinued Operations Attributable to Rex Common Shareholders	0.00	(0.11)

Basic—Net Loss Attributable to Rex Common Shareholders	$(0.05)	$(0.03)

Basic—Weighted Average Shares of Common Stock Outstanding	52,367	48,744
Diluted—Net Income (Loss) From Continuing Operations Attributable to Rex Common Shareholders	$(0.05)	$0.08
Diluted—Net Loss From Discontinued Operations Attributable to Rex Common Shareholders	0.00	(0.11)

Diluted—Net Loss Attributable to Rex Common Shareholders	$(0.05)	$(0.03)

Diluted—Weighted Average Shares of Common Stock Outstanding	52,367	49,693

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2013

(Unaudited, in Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Rex Energy Stockholders’ Equity
	Shares	Par Value				Noncontrolling Interests	Total Stockholders’ Equity
BALANCE December 31, 2012	53,213	$52	$451,062	$(39,595)	$411,519	$775	$412,294
Non-Cash Compensation	0	0	1,204	0	1,204	0	1,204
Stock Option Exercises	17	0	166	0	166	0	166
Issuance of Restricted Stock, Net of Forfeitures	(2)	0	0	0	0	0	0
Capital Distributions	0	0	0	0	0	(9)	(9)
Net Income (Loss)	0	0	0	(2,834)	(2,834)	433	(2,401)

BALANCE March 31, 2013	53,228	$52	$452,432	$(42,429)	$410,055	$1,199	$411,254

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, $ in Thousands)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,401)	$(1,527)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Loss from Equity Method Investments	178	134
Non-cash Expenses	1,610	474
Depreciation, Depletion, Amortization and Accretion	11,157	9,802
Unrealized (Gain) Loss on Derivatives	12,211	(3,654)
Dry Hole Expense	0	503
Deferred Income Tax Benefit	(2,108)	(1,108)
Impairment Expense	66	11,063
(Gain) Loss on Sale of Asset	(6)	170
Changes in operating assets and liabilities
Accounts Receivable	(4,089)	(2,984)
Inventory, Prepaid Expenses and Other Assets	21	(81)
Accounts Payable and Accrued Expenses	28,285	(3,746)
Other Assets and Liabilities	(9,990)	(2,286)

NET CASH PROVIDED BY OPERATING ACTIVITIES	34,934	6,760
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Joint Venture Acreage Management	32	147
Contributions to Equity Method Investments	0	(2,852)
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	73	1,224
Acquisitions of Undeveloped Acreage	(5,758)	(16,844)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(60,787)	(34,025)

NET CASH USED IN INVESTING ACTIVITIES	(66,440)	(52,350)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debt and Line of Credit	0	(50,000)
Proceeds from Long-Term Debt and Line of Credit	0	20,000
Repayments of Loans and Other Notes Payable	(318)	(218)
Debt Issuance Costs	(668)	(37)
Settlement of Tax Withholdings Related to Share-Based Compensation Awards	0	(233)
Proceeds from the Exercise of Stock Options	166	0
Distributions by the Partners of Consolidated Joint Ventures	(9)	(41)
Proceeds from the Issuance of Common Stock, Net of Issuance Costs	0	70,583

NET CASH PROVIDED BY FINANCING ACTIVITIES	(829)	40,054

NET DECREASE IN CASH	(32,335)	(5,536)
CASH—BEGINNING	43,975	11,796

CASH—ENDING	$11,640	$6,260

SUPPLEMENTAL DISCLOSURES
Interest Paid	397	1,491
Cash Paid for Income Taxes	0	0
NON-CASH ACTIVITIES
Equipment Financing	643	463

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Rex Energy Corporation, together with our subsidiaries (the “Company”), is an independent oil, natural gas liquid (“NGL”) and natural gas company with operations currently focused in the Appalachian and Illinois Basins. In the Appalachian Basin, we are focused on our Marcellus Shale, Utica Shale and Upper Devonian Shale drilling and exploration activities. In the Illinois Basin, in addition to our developmental oil drilling, we are focused on the implementation of enhanced oil recovery on our properties. We pursue a balanced growth strategy of exploiting our sizable inventory of high potential exploration drilling prospects while actively seeking to acquire complementary oil and natural gas properties. In addition to our drilling and exploration activities, we are also engaged in oil and gas field services, where we provide water sourcing, water disposal and water transfer capabilities for completion operations.

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of all of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. Unless otherwise indicated, all references to “Rex Energy Corporation,” “our,” “we,” “us” and similar terms refer to Rex Energy Corporation and its subsidiaries together. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. For purposes of consistency with current presentation, we have reclassified approximately $3.9 million from Wells and Facilities in Progress to Unevaluated Oil and Gas Properties on our Consolidated Balance Sheet as of December 31, 2012 and $0.3 million from Depreciation, Depletion, Amortization and Accretion to Interest Expense on our Consolidated Statement of Operations for the three months ended March 31, 2012, with no effect on previously reported net income, net income per share, accumulated deficit or stockholders’ equity.

The interim Consolidated Financial Statements of the Company are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Actual results may differ from those estimates and results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in prices for crude oil, NGLs and natural gas, future commodity prices for financial derivative instruments, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market consumption, interruption in production, our ability to obtain additional capital, and the success of oil, NGL and natural gas recovery techniques.

Certain amounts and disclosures have been condensed or omitted from these Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these interim financial statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

2. BUSINESS SEGMENT INFORMATION

We have two principal reportable segments, which are segregated based on the products and services that each provides: (a) exploration and production, and (b) field services. Our exploration and production segment engages in the exploration, acquisition, development and production of oil, NGLs and natural gas. Our field services segment operates and manages water sourcing, water transfer and water disposal services, primarily in the Appalachian Basin.

We evaluate the performance of our business segments based on net income (loss) from continuing operations, before income taxes. All intercompany transactions, including those between consolidated business segments, are eliminated in consolidation. Summarized financial information concerning our segments is shown in the following table for the three months ended March 31, 2013 and 2012 (in thousands):

	Exploration and Production	Field Services	Intercompany Eliminations	Consolidated Total
Three Months Ended March 31, 2013
Revenues	$40,964	$8,054	$(1,548)	$47,470
Inter-Segment Revenues	0	(1,548)	1,548	0

Total Revenues	40,964	6,506	0	47,470

Income (Loss) From Continuing Operations, Before Income Taxes	$(6,066)	$2,163	$(441)	$(4,344)

Three Months Ended March 31, 2012
Revenues	$31,528	$2,499	$(193)	$33,834
Inter-Segment Revenues	0	(193)	193	0

Total Revenues	31,528	2,306	0	33,834

Income (Loss) From Continuing Operations, Before Income Taxes	$5,906	$598	$(45)	$6,459

As of March 31, 2013
Total Assets	$794,688	$16,009	$(7,243)	$803,454
As of December 31, 2012
Total Assets	$766,599	$12,166	$(6,055)	$772,710

3. FUTURE ABANDONMENT COST

Future abandonment costs are recognized as obligations associated with the retirement of tangible long-lived assets that result from the acquisition and development of the asset. We recognize the fair value of a liability for a retirement obligation in the period in which the liability is incurred. For natural gas and oil properties, this is the period in which the natural gas or oil well is acquired or drilled. The future abandonment cost is capitalized as part of the carrying amount of our natural gas and oil properties at its discounted fair value. The liability is then accreted each period until the liability is settled or the natural gas or oil well is sold, at which time the liability is reversed. If the fair value of a recorded future abandonment cost changes, a revision is recorded to both the asset retirement obligation and the asset retirement cost.

Accretion expense during the three-month periods ended March 31, 2013 and 2012 totaled approximately $0.6 million and $0.5 million, respectively. These amounts are recorded as depreciation, depletion, amortization and accretion (“DD&A”) expense on our Consolidated Statements of Operations. We account for future abandonment costs that relate to wells that are drilled jointly based on our working interest in those wells.

$ in Thousands	March 31, 2013
Beginning Balance	$24,822
Future Abandonment Obligation Incurred	234
Future Abandonment Obligation Settled	(146)
Future Abandonment Obligation Revision of Estimated Obligation	160
Future Abandonment Obligation Accretion Expense	601

Total Future Abandonment Cost	$25,671

4. DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE

During December 2011, our board of directors approved a formal plan to sell our DJ Basin assets located in the states of Wyoming and Colorado. During 2012, we sold various parcels of acreage throughout our DJ Basin holdings at varying prices, much of which was lower than the existing carrying value of similar remaining acreage at the time of sale. Market conditions in the region for similar assets have experienced a deterioration of price over the course of the last 12-15 months to which we have responded by modifying our marketing efforts. During the first quarter of 2013, we entered an agreement to sell our remaining DJ Basin assets for approximately $3.1 million, subject to customary due diligence and title research. We expect this transaction to close in the second quarter of 2013. As of March 31, 2013, these assets were recorded on our Consolidated Balance Sheet at a carrying value of $2.1 million. Upon the completion of a sale, we will have no continuing activities in the DJ Basin or continuing cash flows from this region.

These assets have been classified as Assets Held for Sale on our Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, and the results of operations are reflected in Discontinued Operations in our Consolidated Statements of Operations. We have included $2.1 million and $2.3 million of net assets located in the DJ Basin as Assets Held for Sale on our Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, respectively. We have included approximately $0.1 million of liabilities as Liabilities Related to Assets Held for Sale on our Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012. These liabilities primarily relate to Accounts Payable and Accrued Expenses.

Summarized financial information for Discontinued Operations is set forth in the table below, and does not reflect the costs of certain services provided. Such costs, which were not allocated to Discontinued Operations, were for services, including legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	March 31,
($ in Thousands)	2013	2012
Revenues:
Oil, Natural Gas and NGL Sales	$9	$29

Total Operating Revenue	9	29
Costs and Expenses:
Production and Lease Operating Expense	46	86
General and Administrative Expense	11	287
Exploration Expense	53	332
Impairment Expense	0	8,270
Other Operating (Income) Expense	(3)	3
Loss on Sale of Asset	4	144

Total Costs and Expenses	111	9,122
Loss from Discontinued Operations Before Income Taxes	(102)	(9,093)
Income Tax Benefit	41	3,738

Loss from Discontinued Operations, net of taxes	$(61)	$(5,355)

Production:
Crude Oil (Bbls)	147	344

Total (Mcfe)	882	2,064

5. BUSINESS AND OIL AND GAS PROPERTY ACQUISITIONS AND DISPOSITIONS

During the first quarter of 2013, we did not enter into any significant property acquisitions.

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 was issued to address implementation issues regarding the scope of ASU 2011-11. The amendments clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. We adopted this ASU on January 1, 2013 with no material effect on our Consolidated Financial Statements.

7. CONCENTRATIONS OF CREDIT RISK

By using derivative instruments to hedge exposure to changes in commodity prices, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparties to perform under the terms of the derivative contract. When the fair value of the derivative is positive, the counterparty owes us, which creates repayment risk. We minimize the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. Our counterparties are investment grade financial institutions and lenders in our Senior Credit Facility (see Note 8, Long-term Debt, to our Consolidated Financial Statements). We have a master netting agreement in place with our counterparties that provides for the offsetting of payables against receivables from separate derivative contracts. None of our derivative contracts have a collateral provision that would require funding prior to the scheduled cash settlement date. For additional information, see Note 9, Fair Value of Financial and Derivative Instruments, to our Consolidated Financial Statements.

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. For the three months ended March 31, 2013, approximately 97.8% of our commodity sales came from five purchasers, with the largest single purchaser accounting for 42.7% of commodity sales. We believe the growth in our Appalachian Basin operations will help us to minimize our future risks by diversifying our ratio of oil, NGLs and natural gas sales as well as the quantity of purchasers.

8. LONG-TERM DEBT

Senior Credit Facility

On March 27, 2013, we entered into a new senior secured revolving credit facility agreement with KeyBank National Association, as administrative agent (the “Administrative Agent”), Royal Bank of Canada, as syndication agent, SunTrust Bank, as documentation agent, and the lenders from time to time party thereto (the “Senior Credit Facility”). Borrowings under the Senior Credit Facility are to be used to provide working capital for exploration and production operations and for general corporate purposes, and are limited by a borrowing base that is calculated based upon a valuation of our oil and gas properties. The borrowing base is $325.0 million; however, the maximum commitments of the lenders under the Senior Credit Facility are limited to $300.0 million as of March 31, 2013. In connection with our April 2012 offering of 8.875% senior notes due 2020, we gave notice to the administrative agent under our Senior Credit Facility of our election to reduce the maximum commitments of the lenders under our Senior Credit Facility from $300.0 million to $215.0 million (for additional information, see Note 19, Subsequent Events, to our Consolidated Financial Statements).

Within the Senior Credit Facility, a letter of credit subfacility exists for issuance of up to $25.0 million of letters of credit. Amounts borrowed under the Senior Credit Facility may be repaid and reborrowed at any time prior to the maturity date of March 27, 2018. As of March 31, 2013 and December 31, 2012, we had $0 drawn on the Senior Credit Facility. The revolving credit facility may be increased up to $500 million upon re-determinations of the borrowing base, consent of the lenders and other conditions described in the agreement. The borrowing base is re-determined by the bank group semi-annually. In certain circumstances, we may be required to prepay any loans that are outstanding.

At our election, borrowings under the Senior Credit Facility bear interest at a rate per annum equal to the “Adjusted LIBO Rate” or the “Alternate Base Rate” (each as defined below), plus, in each case, an applicable per annum margin. The “Adjusted LIBO Rate” is equal to the product of: (i) the London Interbank Offered Rate for deposits with a maturity comparable to the borrowings (the “LIBO Rate”) multiplied by (ii) the statutory reserve rate. The Alternative Base Rate is equal to the greater of: (i) KeyBank’s announced prime rate; (ii) the federal funds effective rate from time to time plus 0.5%; and (iii) Adjusted LIBO Rate for a one month interest period plus 1.0%. The applicable per annum margin, in the case of loans bearing interest at the Adjusted LIBO Rate, ranges from 175 to 275 basis points, and the applicable per annum margin, in the case of loans bearing interest at the Alternate Base Rate, ranges from 50 to 150 basis points, in each case, determined based upon our borrowing utilization at such date of determination. Upon the occurrence and continuance of an event of default all outstanding loans shall bear interest at a rate equal to 200 basis points per annum plus the then-effective rate of interest. Interest is payable on the last day of the relevant interest period (or at least every three months), in the case of loans bearing interest at the Adjusted LIBO Rate, and quarterly, in the case of loans bearing interest at the Alternate Base Rate.

Under the Senior Credit Facility, we may enter into commodity swap agreements with counterparties approved by the lenders, provided that the notional volumes for such agreements, when aggregated with other commodity swap agreements then in effect (other than basis differential swaps on volumes already hedged pursuant to other swap agreements), do not exceed, as of the date the swap agreement is executed, 85% of the reasonably anticipated projected production from our proved developed producing reserves for the 36 months following the date such agreement is entered into, and 75% thereafter, for each of crude oil, NGLs and natural gas, calculated separately. For further information on our derivative instruments, see Note 9, Fair Value of Financial and Derivative Instruments, to our Consolidated Financial Statements.

The Senior Credit Facility contains covenants that restrict our ability to, among other things, materially change our business; approve and distribute dividends; enter into transactions with affiliates; create or acquire additional subsidiaries; incur indebtedness; sell assets; make loans to others; make investments; enter into mergers; incur liens; and enter into agreements regarding swap and other derivative transactions. Borrowings under the Senior Credit Facility have been used to finance our working capital needs and for general corporate purposes in the ordinary course of business, including the exploration, acquisition and development of oil and gas properties. Obligations under the Senior Credit Facility are secured by mortgages on the oil and gas properties of our subsidiaries. We are required to maintain liens covering our oil and gas properties representing at least 80% of our total value of all oil and gas properties.

The Senior Credit Facility also requires that we meet, on a quarterly basis, minimum financial requirements of consolidated current ratio, EBITDAX to interest expense and total debt to EBITDAX. EBITDAX is a non-GAAP financial measure used by our management team and by other users of our financial statements, such as our commercial bank lenders, which adds to or subtracts from net income the following expenses or income for a given period to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, depletion, amortization, unrealized gains and losses from derivatives, exploration expense and other similar non-cash activity. The Senior Credit Facility requires that as of the last day of any fiscal quarter, our ratio of consolidated current assets, which includes the unused portion of our borrowing base, as of such day to consolidated current liabilities as of such day is to not be less than 1.0 to 1.0. On that basis, our current ratio as of March 31, 2013 was 4.2 to 1.0. Additionally, the Senior Credit Facility requires that as of the last day of any fiscal quarter, our ratio of EBITDAX for the period of four fiscal quarters ending on such day to interest expense for such period, known as our interest coverage ratio, is not to be less than 3.0 to 1.0. Our interest coverage ratio as of March 31, 2013 was 7.0 to 1.0. Additionally, as of the last day of any fiscal quarter, our ratio of total debt to EBITDAX for the period of four fiscal quarters ending on such day is not to exceed 4.25 to 1.0. Our ratio of total debt to EBITDAX as of March 31, 2013 was 2.7 to 1.0.

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

8.875% Senior Notes Due 2020

On December 12, 2012, we issued a $250.0 million aggregate principal amount of 8.875% senior notes in a private offering at an issue price of 99.3% due to mature on December 1, 2020 (the “Senior Notes”). The net proceeds of the Senior Notes, after discounts and expenses, were approximately $242.2 million. Debt issuance costs of $6.1 million were recorded as Deferred Financing Costs and Other Assets—Net on our Consolidated Balance Sheet and are being amortized over the term of the Senior Notes as Interest Expense on our Consolidated Statements of Operations. Interest is payable semi-annually at a rate of 8.875% per annum on June 1 and December 1 of each year, commencing on June 1, 2013.

We may redeem, at specified redemption prices, some or all of the Senior Notes at any time on or after December 1, 2016. We may also redeem up to 35% of the Senior Notes using the proceeds of certain equity offerings completed before December 1, 2015. If we sell certain of our assets or experience specific kinds of changes in control, we may be required to offer to purchase the Senior Notes from the holders. The Senior Notes will be fully and unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. On April 26, 2013, we issued an additional $100.0 million in aggregate principal amount of 8.875% senior notes due 2020 in a private offering as additional notes to the $250.0 million aggregate principal amount of the Senior Notes issued on December 12, 2012 (for additional information, see Note 19, Subsequent Events, to our Consolidated Financial Statements).

In addition to our Senior Credit Facility and our Senior Notes, we may, from time to time in the normal course of business finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and other obligations consisted of the following at March 31, 2013 and December 31, 2012:

($ in Thousands)	March 31, 2013 (Unaudited)	December 31, 2012
8.875% Senior Notes Due 2020	$250,000	$250,000
Discount on Senior Notes	(1,704)	(1,742)
Senior Line of Credit(a)	0	0
Capital Leases and Other Obligations(a)	3,012	2,677

Total Debts	251,308	250,935
Less Current Portion of Long-Term Debt(b)	(1,845)	(1,686)

Total Long-Term Debt	$249,463	$249,249

(a)

The Senior Credit Facility requires us to make monthly payments of interest on the outstanding balance of loans made under the agreement. Loans made under the Senior Credit Facility mature on March 27, 2018, and in certain circumstances, we may be required to prepay the loans. The average interest rate on our capital leases and other obligations for the three months ended March 31, 2013 was approximately 3.2%.

(b)	Included in Accounts Payable on our Consolidated Balance Sheets.

9. FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS

Our results of operations and operating cash flows are impacted by changes in market prices for oil, NGLs and natural gas. To mitigate a portion of the exposure to adverse market changes, we enter into oil, NGL and natural gas commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor on the settlement dates, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling on the settlement dates, we make payments to our counterparties. We do not enter into these arrangements for speculative trading purposes. As of March 31, 2013, our oil, NGL and natural gas derivative commodity instruments consisted of fixed rate swap contracts, collars, swaptions, puts and three-way collars. We did not designate these instruments as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as other income or expense on our Consolidated Statements of Operations under the heading Gain (Loss) on Derivatives, Net.

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

We enter into the majority of our derivative arrangements with four counterparties and have master netting agreements in place. We present our derivatives as gross assets or liabilities on our Consolidated Balance Sheets and do not offset the values of any contracts that are subject to master netting agreements. We do not obtain collateral to support the derivative agreements, but monitor the financial viability of our counterparties and believe our credit risk is minimal on these transactions. For additional information on the credit risk with regards to our counterparties, see Note 7, Concentrations of Credit Risk, to our Consolidated Financial Statements.

None of our derivatives are designated for hedge accounting but are, to a degree, an economic offset to our oil, natural gas and NGL price exposure. We utilize the mark-to-market accounting method to account for these contracts. We recognize all unrealized and realized gains and losses related to these contracts in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Income (Expense).

We received net payments of $3.7 million and $3.8 million under these commodity derivative instruments during the three-month periods ended March 31, 2013 and 2012, respectively. Unrealized gains and losses associated with our commodity derivative instruments amounted to a loss of $12.2 million and a gain of $3.7 million for the three months ended March 31, 2013 and 2012, respectively.

The following table summarizes the location and amounts of gains and losses on derivative instruments, none of which are designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 ($ in thousands):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Realized Gains (Losses)	Unrealized Gains (Losses)	Total	Realized Gains (Losses)	Unrealized Gains (Losses)	Total
Crude Oil
Reclassification of settled contracts included in prior periods mark-to-market adjustment	$0	$104	$104	$0	$535	$535
Mark-to-market fair value adjustments	0	(857)	(857)	0	(2,888)	(2,888)
Settlement of contracts(a)	(162)	0	(162)	(212)	0	(212)

Crude Oil Total	(162)	(753)	(915)	(212)	(2,353)	(2,565)

Natural Gas
Reclassification of settled contracts included in prior periods mark-to-market adjustment	0	(2,642)	(2,642)	0	(2,601)	(2,601)
Mark-to-market fair value adjustments	0	(8,690)	(8,690)	0	8,608	8,608
Settlement of contracts(a)	3,691	0	3,691	3,997	0	3,997

Natural Gas Total	3,691	(11,332)	(7,641)	3,997	6,007	10,004

Natural Gas Liquids
Reclassification of settled contracts included in prior periods mark-to-market adjustment	1	(134)	(133)	0	0	0
Mark-to-market fair value adjustments	0	8	8	0	0	0
Settlement of contracts(a)	141	0	141	0	0	0

Natural Gas Liquids Total	142	(126)	16	0	0	0

Gain (Loss) on Derivatives, Net	$3,671	$(12,211)	$(8,540)	$3,785	$3,654	$7,439

(a)	These amounts represent the realized gains and losses on settled derivatives, which before settlement are included in the mark-to-market fair value adjustments.

Our derivative instruments are recorded on the balance sheet as either an asset or a liability, in either case measured at fair value. The fair value associated with our derivative instruments was a net liability of approximately $2.4 million and a net asset of $9.8 million at March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, we had approximately 95.9% and 74.2% of our current oil production on an annualized basis hedged through 2013 and 2014, respectively, approximately 93.8%, 74.8% and 15.7% of our current gas production on an annualized basis hedged through 2013, 2014 and 2015, respectively, and approximately 60.6% and 63.9% of our current NGL production on an annualized basis hedged through 2013 and 2014, respectively. Our open asset/(liability) financial commodity derivative instrument positions at March 31, 2013 consisted of:

Period	Volume	Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2013—Collar	165,000 Bbls	$0	$79.45	$103.00	$0	$(178)
2013—Swap	360,000 Bbls	0	0	0	93.02	(1,322)
2013—Three Way Collar	45,000 Bbls	65.00	85.00	100.00	0	(66)
2014—Three Way Collar	360,000 Bbls	69.00	84.18	104.27	0	(42)
2014—Collar	60,000 Bbls	0	90.00	97.65	0	68
2014—Deferred Put Spread	168,000 Bbls	75.00	90.00	0	0	(201)

	1,158,000 Bbls					$(1,741)

Natural Gas
2013—Swap	6,190,000 Mcf	$0	$0	$0	$3.87	$(1,695)
2013—Three Way Collar	1,890,000 Mcf	3.35	4.17	4.88	0	328
2013—Collar	2,520,000 Mcf	0	4.77	5.68	0	1,823
2013—Put	1,980,000 Mcf	0	5.00	0	0	1,456
2013—Swaption	900,000 Mcf	0	0	0	4.50	(427)
2014—Call	1,800,000 Mcf	0	0	5.00	0	(370)
2014—Three Way Collar	6,000,000 Mcf	3.00	3.95	4.64	0	(278)
2014—Swap	4,740,000 Mcf	0	0	0	3.96	(1,225)
2014—Collar	1,800,000 Mcf	0	3.51	4.43	0	(397)
2015—Three Way Collar	1,800,000 Mcf	3.37	4.15	4.59	0	(178)
2015—Swap	1,200,000 Mcf	0	0	0	4.18	(107)

	30,820,000 Mcf					(1,070)
Natural Gas Liquids
2013—Swap	243,000 Bbls	$0	$0	$0	$57.48	$431
2014—Swap	18,000 Bbls	0	0	0	47.46	(21)

	261,000 Bbls					$410

The combined fair value of derivatives, none of which are designated or qualifying as hedges, included in our Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 is summarized below ($ in thousands):

	March 31, 2013	December 31, 2012
Short-Term Derivative Assets:
Crude Oil—Collars	$16	$90
Crude Oil—Three Way Collars	9	0
Natural Gas Liquids—Swaps	572	535
Natural Gas—Swaps	406	2,416
Natural Gas—Swaption	0	354
Natural Gas—Three-Way Collars	460	1,021
Natural Gas—Collars	1,823	4,211
Natural Gas—Puts	1,456	3,378

Total Short-Term Derivative Assets	$4,742	$12,005

Long-Term Derivative Assets:
Crude Oil—Collars	$51	$0
Crude Oil—Three Way Collar	26	0
Natural Gas—Swaps	21	239
Natural Gas—Three Way Collar	52	465

Total Long-Term Derivative Assets	$150	$704

Total Derivative Assets	$4,892	$12,709

Short-Term Derivative Liabilities:
Crude Oil—Collars	$(177)	$(307)
Crude Oil—Swaps	(1,322)	(217)
Crude Oil—Three-Way Collars	(85)	(45)
Crude Oil—Deferred Put Spread	(50)	0
Natural Gas Liquids—Swaps	(162)	0
Natural Gas—Three-Way Collars	(202)	(35)
Natural Gas—Collars	(98)	0
Natural Gas—Call	(92)	0
Natural Gas—Swaption	(427)	0
Natural Gas—Swaps	(2,457)	(785)

Total Short-Term Derivative Liabilities	$(5,072)	$(1,389)

Long-Term Derivative Liabilities:
Crude Oil—Three-Way Collars	$(58)	$(509)
Crude Oil—Deferred Put Spread	(151)	0
Natural Gas—Swaps	(997)	(434)
Natural Gas—Three-Way Collars	(438)	(35)
Natural Gas—Call	(278)	(366)
Natural Gas—Collars	(299)	(166)

Total Long-Term Derivative Liabilities	$(2,221)	$(1,510)

Total Derivative Liabilities	$(7,293)	$(2,899)

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

During the three months ended March 31, 2013, there were no transfers into or out of Level 1 or Level 2 measurements. The following table presents the fair value hierarchy table for assets and liabilities measured at fair value ($ in thousands):

		Fair Value Measurements at March 31, 2013 Using:
	Total Carrying Value as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives(a)— commodity swaps and collars	$(2,401)	$0	$(2,401)	$0
Future Abandonment Costs	$(25,671)	$0	$0	$(25,671)

(a)	All of our derivatives are classified as Level 2 measurements. For information regarding their classification on our Consolidated Balance Sheets, please refer to the previous tablet.

The value of our oil derivatives are comprised of collar and three way collar contracts for notional barrels of oil at interval New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The fair value of our oil derivatives as of March 31, 2013 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil and (iii) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our gas derivatives are comprised of puts, swaps, swaptions, collars and three way collar contracts for notional volumes of gas contracted at NYMEX Henry Hub (“HH”). The fair values attributable to our gas derivative contracts as of March 31, 2013 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our NGL derivatives are comprised of swaps for notional volumes of NGLs contracted at NYMEX Mont Belvieu Propane (“MBP”). The fair values attributable to our NGL derivative contracts as of March 31, 2013 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for MBP, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative instruments are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

Future Abandonment Cost

We report the fair value of future abandonment costs on a nonrecurring basis in our Consolidated Balance Sheets. We estimate the fair value of future abandonment costs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation; estimated probabilities, amounts and timing of settlements; estimated plugging costs; the credit-adjusted risk-free rate to be used; and inflation rates. The most significant inputs used in the determination of future abandonment costs are the estimated costs to plug and abandon our wells. Significant changes in the estimated cost to plug and abandon our wells can cause significant changes in the fair value measurement of our future abandonment costs due to the large number of wells that we operate. These inputs are unobservable, and thus result in a Level 3 classification. Refer to Note 3, Future Abandonment Cost, of our Consolidated Financial Statements for further information on future abandonment costs, which include a reconciliation of the beginning and ending balances that represent the entirety of our Level 3 fair value measurements.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value in our Consolidated Financial Statements:

	March 31, 2013		December 31, 2012
$ in Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.875% Senior Notes due 2020	$250,000	$265,000	$250,000	$249,063
Capital Leases and Other Obligations	3,012	2,892	2,677	2,524

Total	$253,012	$267,892	$252,677	$251,597

The fair value of the Senior Notes uses pricing that is readily available in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 2 in the fair value hierarchy. The fair value of our capital leases and other obligations are determined using a discounted cash flow approach based on the interest rate and payment terms of the obligations and assumed discount rate. The fair values of the obligations could be significantly influenced by the discount rate assumptions, which is unobservable. Accordingly, the fair value of the capital leases and other obligations would be classified as Level 3 in the fair value hierarchy.

The carrying values of all classes of cash and cash equivalents, accounts receivables and accounts payables are considered to be representative of their respective fair values due to the short-term maturities of those instruments.

10. INCOME TAXES

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

Income tax included in continuing operations was as follows ($ in thousands):

	Three Months Ended March 31,
	2013	2012
Income Tax (Expense) Benefit	$2,004	$(2,631)
Effective Tax Rate	42.0%	41.4%

For the three months ended March 31, 2013, our overall effective tax rate on pre-tax income from continuing operations was different than the statutory rate of 35% due primarily to state taxes. For the three months ended March 31, 2012, our overall effective tax rate on pretax losses from continuing operations was different than the statutory rate of 35% due primarily to state taxes, which was in part offset by downward revisions in relation to permanent differences, changes to estimated future state rates and state net operating loss carryforward true-ups.

No income tax payments were made during the three months ended March 31, 2013 and 2012.

11. CAPITAL STOCK

We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of March 31, 2013 and December 31, 2012, we had 53,227,718 and 53,213,264 shares of common stock outstanding, respectively. There were no shares of preferred stock outstanding as of March 31, 2013 and December 31, 2012.

12. EMPLOYEE BENEFIT AND EQUITY PLANS

Equity Plans

We recognize all share-based payments to employees, including grants of employee stock options, in our Consolidated Statements of Operations based on their grant-date fair values, using prescribed option-pricing models where applicable. The fair value is expensed over the requisite service period of the individual grantees, which generally equals one vesting period. We report any benefits of income tax deductions in excess of recognized financial accounting compensation as cash flows from financing activities, rather than as cash flows from operating activities.

2007 Long-Term Incentive Plan

We have granted stock options, stock appreciation rights and restricted stock awards to various employees, non-employee contractors and non-employee directors under the terms of our 2007 Long-Term Incentive Plan, as amended (the “Plan”). The Plan is administered by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Among the Compensation Committee’s responsibilities are: selecting participants to receive awards; determining the form, amount and other terms and conditions of awards; interpreting the provisions of the Plan or any award agreement; and adopting such rules, forms, instruments and guidelines for administering the Plan as it deems necessary or proper. All actions, interpretations and determinations by the Compensation Committee are final and binding. The composition of the Compensation Committee is intended to permit the awards under the Plan to qualify for exemption under Rule 16b-3 of the Exchange Act. In addition, awards under the Plan, including annual incentive awards paid to executive officers subject to section 162(m) of the Internal Revenue Code or covered employees, are intended to satisfy the requirements of section 162(m) to permit the deduction by us of the associated expenses for federal income tax purposes.

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

Stock Options

Stock options represent the right to purchase shares of common stock in the future at the fair market value of the stock on the date of grant. In the event that any outstanding award expires, is forfeited, cancelled or otherwise terminated without the issuance of shares of our common stock or is otherwise settled in cash, shares of our common stock allocable to such award, including the unexercised portion of such award, shall again be available for the purposes of the Plan. If any award is exercised by tendering shares of our common stock to us, either as full or partial payment, in connection with the exercise of such award under the Plan or to satisfy our withholding obligation with respect to an award, only the number of shares of our common stock issued net of such shares tendered will be deemed delivered for purposes of determining the maximum number of shares of our common stock then available for delivery under the Plan. During the three months ended March 31, 2013 and 2012, we did not issue options to purchase shares of our common stock.

Stock-based compensation expense relating to stock options outstanding for the three months ended March 31, 2013 and 2012 totaled $0.1 million and $0.1 million, respectively. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense. The intrinsic value of stock options exercised for the three months ended March 31, 2013, was approximately $0.1 million. The total tax benefit for the three months ended March 31, 2013 was negligible. There were no stock option exercises during the three months ended March 31, 2012.

A summary of the status of our issued and outstanding stock options as of March 31, 2013 is as follows:

	Outstanding		Exercisable
Exercise Price	Number Outstanding At 3/31/13	Weighted-Average Exercise Price	Number Exercisable At 3/31/13	Weighted-Average Exercise Price
$5.04	46,041	$5.04	46,041	$5.04
$9.50	100,000	$9.50	100,000	$9.50
$9.99	179,833	$9.99	179,833	$9.99
$10.42	29,548	$10.42	19,699	$10.42
$11.87	3,500	$11.87	1,166	$11.87
$12.50	19,139	$12.50	12,758	$12.50
$13.01	18,526	$13.01	12,350	$13.01
$13.19	50,000	$13.19	0	$13.19
$19.92	5,000	$19.92	5,000	$19.92
$22.34	30,000	$22.34	30,000	$22.34
$23.28	4,000	$23.28	4,000	$23.28

	485,587	$10.98	410,847	$10.66

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at March 31, 2013 were 4.6 years and $2.9 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at March 31, 2013 were 4.7 years and $2.6 million, respectively. As of March 31, 2013, unrecognized compensation expense related to stock options totaled approximately $0.2 million, which will be recognized over a weighted average period of 1.4 years.

Restricted Stock Awards

During the three-month period ended March 31, 2013, the Compensation Committee approved the issuance of an aggregate of 33,055 shares of restricted common stock to 13 employees and three non-employee contractors. During the three-month period ended March 31, 2012, the Compensation Committee approved the issuance of an aggregate of 14,516 shares of restricted stock to nine employees. The shares granted are subject to time vesting and, in some cases, performance-based vesting. The shares will vest on the date on which the Compensation Committee certifies that the performance goals have been satisfied, provided that the recipient has been in continuous employment with us from the grant date through the date upon which the shares are released. Restrictions on the transfer associated with vesting schedules were determined by the Compensation Committee on an individual award basis. The restricted shares of common stock are valued at the closing price of our common stock on the NASDAQ Global Select Market on the date of grant. Upon a “change in control” of us, as such term is defined in the Plan, restrictions on time vesting and performance-based vesting restricted stock will lapse to varying degrees as outlined in each award agreement. Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the vesting period.

Compensation expense associated with restricted stock awards is recognized on a straight-line basis over the vesting period and is periodically adjusted for estimated forfeiture rates and estimated satisfaction of performance-based goals. Compensation expense associated with restricted stock awards totaled $1.2 million and $0.4 million for the three-month periods ended March 31, 2013 and 2012, respectively. As of March 31, 2013, total unrecognized compensation cost related to restricted common stock grants was approximately $4.1 million, which will be recognized over a weighted average period of 2.0 years.

Certain of our outstanding restricted stock awards are subject to market-based vesting through a calculation of total shareholder return (“TSR”) of our common stock relative to a pre-defined peer group of 13 companies over a three-year period. The number of shares ultimately awarded will correspond with the final TSR rank amongst the peer group in accordance with the following schedule:

TSR Rank	Percentage of Awards to Vest
1-3	100%
4-5	75%
6-8	50%
9-11	25%
12-14	0%

The fair value of the TSR awards of $7.80 per share was estimated on the date of the grant using a Monte Carlo Simulation model that estimates the most likely outcome based on the terms of the award and used the following assumptions:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	0.3%	0.3%
Expected Volatility—Rex Energy	54.4%	54.4%
Expected Volatility—Peer Group	31.2%-58.6%	31.2%-58.6%
Market Index	37.0%	37.0%
Expected Life	Three Years	Three Years

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

A summary of the restricted stock activity for the three months ended March 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards, as of December 31, 2012	1,431,573	$12.45
Awards	33,055	13.08
Forfeitures	(35,267)	11.64
Vested	(115,841)	11.58

Restricted stock awards, as of March 31, 2013	1,313,520	$12.57

13. COMMITMENTS AND CONTINGENCIES

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

There have been no significant changes with respect to the legal matters disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We manage our exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. As of March 31, 2013, we know of no significant probable or possible environmental contingent liabilities.

Letters of Credit

At March 31, 2013, we had posted $1.0 million in various letters of credit to secure our drilling and related operations.

Lease Commitments

As of March 31, 2013, we have lease commitments for various real estate leases. Rent expense is recognized on a straight-line basis and has been recorded in General and Administrative expense on our Consolidated Statements of Operations. Rent expense for the three months ended March 31, 2013 and 2012 was $0.1 million for each period. Lease commitments by year for each of the next five years are presented in the table below ($ in thousands):

2013	$675
2014	842
2015	807
2016	815
2017	823
Thereafter	133

Total	$4,095

Capacity Reservation

During the second quarter of 2012, we entered into a capacity reservation arrangement with a subsidiary of MarkWest Energy Partners, L.P. (“MarkWest”) to ensure sufficient capacity at the cryogenic gas processing plants owned by MarkWest to process our produced natural gas. In the event that we do not process any gas through the cryogenic gas processing plants, we may be obligated to pay approximately $4.9 million in 2013, $10.4 million in 2014, $13.0 million in 2015, $14.6 million in 2016, $14.6 million in 2017 and $115.3 million thereafter, assuming our average working interest in the region of approximately 70%. Charges incurred for processing capacity with MarkWest were negligible during the three-month periods ended March 31, 2013 and 2012.

Operational Commitments

Pursuant to agreements reached during the fourth quarter of 2010 and the first quarter of 2011, and amended during the third quarter of 2012, we have contracted drilling rig services on two rigs to support our Appalachian Basin operations. The minimum cost to retain these rigs would require payments of approximately $2.2 million in 2013, $3.0 million in 2014 and $0.8 million in 2015, which is consistent with our estimated working interest in this project area. In addition, during the first quarter of 2011, we came to terms on contracted completion services in the Appalachian Basin. The minimum cost to retain the completion services is approximately $6.3 million in 2013 and $2.1 million in 2014, which is consistent with our estimated working interest in this project area.

Natural Gas Gathering, Processing and Sales Agreements

During the normal course of business we have entered into certain agreements to ensure the gathering, transportation, processing and sales of specified quantities of our oil, natural gas and NGLs. In some instances, we are obligated to pay shortfall fees, whereby we pay a fee for any difference between actual volumes provided as compared to volumes that have been committed. In other instances, we are obligated to pay a fee on all volumes that are subject to the related agreement. In connection with our entry into certain of these agreements, we concurrently entered into a guaranty whereby we have guaranteed the payment of obligations under the specified agreements up to a maximum of $406.4 million.

For the three-month periods ended March 31, 2013 and 2012, we incurred expenses related to the transportation and marketing of our oil, natural gas and NGLs of approximately $5.0 million and $2.7 million, respectively. Minimum net obligations under these sales, gathering and transportation agreements for the next five years are as follows ($ in thousands):

Total
2013	$6,721
2014	12,495
2015	19,584
2016	26,712
2017	32,552
Thereafter	341,576

Total	$439,640

Drilling Commitments

During the first quarter of 2012, we entered into a drill-to-earn agreement with MFC Drilling, Inc. (“MFC”). Under the terms and conditions of the agreement, we will acquire at a minimum, through a drill-to-earn structure, a 62.5% working interest in approximately 4,510 acres in Belmont, Guernsey and Noble Counties, Ohio. The agreement provides that in order for us to earn the 62.5% working interest, we will bear the cost for our 62.5% working interest and 100% of the 15% working interest of MFC until such time that we have met the $14.1 million drilling carry obligation. As of March 31, 2013, the remaining drilling carry obligation balance was approximately $10.8 million.

We are to commence the drilling of at least three Utica Shale wells by November 15 of each year until the carry obligation has been satisfied, with credits given to additional wells drilled beyond the annual commitment. We currently estimate the commitment for each well drilled and completed for our working interest and that of MFC to be approximately $8.0 million to $9.0 million. We have until June 15, 2013 to terminate the agreement. Should we not comply with the drilling commitments or terminate the agreement outside of the aforementioned termination parameter, we would be responsible for payment of the remaining drilling carry obligation at that time.

Pennsylvania Impact Fee

During the first quarter of 2012, Pennsylvania state legislators instituted a natural gas impact fee on producers of unconventional natural gas. The fee will be imposed on every producer of unconventional gas and applies to unconventional wells spud in Pennsylvania regardless of when spudding occurred. Unconventional gas wells that were spud prior to 2012 are considered to be spud in 2011 for purposes of determining the fee, which is considered year one for those wells. The fee for each unconventional gas well is determined using the following matrix, with vertical unconventional gas wells being charged 20% of the applicable rates:

	<$2.25[a]	$2.26—$2.99[a]	$3.00—$4.99[a]	$5.00—$5.99[a]	>$5.99[a]

Year One	$40,000	$45,000	$50,000	$55,000	$60,000

Year Two	$30,000	$35,000	$40,000	$45,000	$55,000

Year Three	$25,000	$30,000	$30,000	$40,000	$50,000

Year 4—10	$10,000	$15,000	$20,000	$20,000	$20,000

Year 11—15	$5,000	$5,000	$10,000	$10,000	$10,000

[a]

Pricing utilized for determining annual fee is based on the arithmetic mean of the NYMEX settled price for the near-month contract as reported by the Wall Street Journal for the last trading day of each month of a calendar year for the 12-month period ending December 31.

For wells spud prior to 2012, the first year fee (considered to be 2011) was due on September 1, 2012. We fully accrued for this portion of the fee as a current liability in first quarter 2012 in the amount of $2.8 million. Subsequent to the first payment, all fees owed will be due on April 1 of each year. For the three month periods ended March 31, 2013 and 2012, we recorded expense of approximately $0.6 million and $3.4 million, respectively, related to the Pennsylvania Impact Fee. Approximately $2.8 million of the fees incurred in the first quarter of 2012 represents the retroactive portion of the impact fee for wells spud prior to 2012. We are recording the accrual of the impact fees as Production and Lease Operating Expense.

Other

In addition to the Asset Retirement Obligation discussed in Note 3, Future Abandonment Costs, to our Consolidated Financial Statements, we have withheld from distributions to certain other working interest owners amounts to be applied towards their share of those retirement costs. These amounts totaled $0.3 million at March 31, 2013 and December 31, 2012 and are included in Other Liabilities on our Consolidated Balance Sheets.

14. EARNINGS (LOSS) PER COMMON SHARE

Basic income per common share is calculated based on the weighted average number of common shares outstanding at the end of the period, excluding restricted stock with performance-based vesting criteria. Diluted income per common share includes the assumed exercise of stock options and performance-based restricted stock which contain conditions that are not earnings or market based, given that the hypothetical effect is not anti-dilutive. Stock options to purchase 114,246 shares of common stock and performance-based restricted stock awards of 719,479 shares of common stock for the three-month period ended March 31, 2013 were outstanding but not included in the computations of diluted net loss per share calculations due to our net loss from continuing operations, for which the result would be anti-dilutive. Stock options to purchase 637,652 shares of common stock for the three-month period ended March 31, 2012 were outstanding but not included in the computations of diluted net income per share because the grant prices were greater than the average market price of the common shares, which has anti-dilutive effect on the computation. The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net Income (Loss) From Continuing Operations, Less Noncontrolling Interests	$(2,773)	$3,727
Net Loss From Discontinued Operations	(61)	(5,355)

Net Loss	$(2,834)	$(1,628)

Denominator:
Weighted Average Common Shares Outstanding—Basic	52,367	48,744
Effect of Dilutive Securities:
Employee Stock Options	0	61
Employee Performance-Based Restricted Stock Awards	0	888

Weighted Average Common Shares Outstanding—Diluted	52,367	49,693

Earnings (loss) per Common Share:
Basic—Net Income (Loss) From Continuing Operations	$(0.05)	$0.08
—Net Loss From Discontinued Operations	0.00	(0.11)

—Net Loss	$(0.05)	$(0.03)

Diluted—Net Income (Loss) From Continuing Operations	$(0.05)	$0.08
—Net Loss From Discontinued Operations	0.00	(0.11)

—Net Loss	$(0.05)	$(0.03)

15. CONSOLIDATED SUBSIDIARIES

Our consolidated subsidiaries make up 100.0% of our field services segment. For additional information, see Note 2, Business Segment Information, to our Consolidated Financial Statements.

Water Solutions Holdings

In November 2009, we entered into a limited liability agreement with Sand Hills Management, LLC (“Sand Hills”) to form Water Solutions Holdings, LLC (“Water Solutions”) for the purpose of acquiring, managing and operating water treatment, disposal and transportation facilities that are designed to treat, dispose or transport brine and fresh waters used and produced in oil and gas well development activities. The members of Water Solutions are Rex Energy Corporation, which owns an 80% membership interest, and Sand Hills, which owns a 20% membership interest and serves as the operator of the entity. Upon the return of our initial investments in Water Solutions, plus interest, our ownership percentage will change to 60% and the remaining 40% will be held by Sand Hills. The return of our initial capital investment occurred in April 2013 and the change in our ownership percentage took effect on April 1, 2013.

We fully consolidate the accounts of Water Solutions in our financial statements and accounted for the 20% equity interest owned by Sand Hills as a noncontrolling interest. Water Solutions is financed through cash contributions from its members and a credit facility upon which $0.7 million was drawn as of March 31, 2013. There were no cash contributions during the first three months of 2013 and 2012. The table below sets forth the carrying amount and classifications of Water Solutions’ assets and liabilities as of March 31, 2013 and December 31, 2012, with no restrictions or obligations to use certain assets to settle associated liabilities:

($ in Thousands)	As of March 31, 2013	As of December 31, 2012
Assets
Cash and Cash Equivalents	$361	$741
Accounts Receivable	6,786	3,360
Inventory, Prepaid Expenses and Other	48	13
Other Property and Equipment	4,588	3,560
Wells and Facilities in Progress	217	221
Accumulated Depreciation, Depletion and Amortization	(740)	(501)
Deferred Financing Costs and Other Assets—Net	182	199

Total Assets	$11,442	$7,593
Liabilities
Accounts Payable	$2,181	$1,554
Accrued Expenses	2,069	1,036
Senior Secured Line of Credit and Long-Term Debt	1,036	965

Total Liabilities	$5,286	$3,555

NorthStar #3, LLC

In August 2011, our wholly owned subsidiary, R.E. Gas Development, LLC (“R.E. Gas”) and NorthStar Water Management (“NorthStar”) formed NorthStar #3, LLC (“NorthStar #3”) to construct, own and operate a water disposal well in Mahoning County, Ohio. At March 31, 2013, R.E. Gas owned a 51% membership interest in NorthStar #3, and the remaining 49% membership interest was owned by NorthStar. To supplement the operations of NorthStar #3, the entity entered into a promissory note with us. As of March 31, 2013, the amount owed to us under the promissory note was $4.6 million.

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

The carrying amount and classifications of NorthStar #3 assets and liabilities as of March 31, 2013 and December 31, 2012 are as follows, with no restrictions or obligations to use certain assets to settle associated liabilities:

	March 31, 2013 (in thousands)	December 31, 2012 (in thousands)
ASSETS
Cash and Cash Equivalents	$8	$14
Wells and Facilities in Progress	4,567	4,559

Total Assets	$4,575	$4,573
LIABILITIES
Accounts Payable	$0	$6
Note Payable	4,633	4,633

Total Liabilities	$4,633	$4,639

16. EQUITY METHOD INVESTMENTS

RW Gathering, LLC

We own a 40% non-operated interest in RW Gathering, LLC (“RW Gathering”), which owns gas-gathering assets to facilitate development in our Appalachian Basin operations. We recorded our investment in RW Gathering of approximately $16.8 million and $17.0 million as of March 31, 2013 and December 31, 2012, respectively, on our Consolidated Balance Sheets as Equity Method Investments. During the first three months of 2013, we did not make any capital contributions to RW Gathering, as compared to the contributions of approximately $1.5 million in cash to RW Gathering to support current pipeline and gathering line construction in the first three months of 2012. RW Gathering recorded net losses from continuing operations of $0.4 million for each of the three months ended March 31, 2013 and 2012, respectively. The losses incurred were due to insurance fees, bank fees, rent expenses and depreciation expense. Our share of the net loss is recorded on the Statements of Operations as Gain (Loss) on Equity Method Investments.

During the three-month periods ended March 31, 2013 and 2012, we incurred approximately $0.2 million and $0.3 million, respectively, in compression expenses that were charged to us from Williams Production Appalachia, LLC. These costs are in relation to compression costs incurred by RW Gathering and are recorded as Production and Lease Operating Expense on our Consolidated Statement of Operations. As of March 31, 2013 and December 31, 2012, there were no receivables due from RW Gathering to us.

Keystone Midstream Services, LLC

On May 29, 2012, we closed the sale of our ownership in Keystone Midstream, which we had accounted for as an equity method investment.

Prior to May 29, 2012, we owned a 28% non-operating interest in Keystone Midstream, which was a midstream joint venture focused on building, owning and operating high pressure gathering systems and cryogenic gas processing plants in Butler County, Pennsylvania. During the three months ended March 31, 2012, we contributed approximately $1.4 million to Keystone Midstream primarily to support the construction of cryogenic gas processing plants. Keystone Midstream recorded a net income from continuing operations of $0.1 million for the three month period ended March 31, 2012. Our share of net income and net loss realized under the equity method of accounting are primarily due to project management costs, general and administrative expenses, and DD&A expenses.

17. IMPAIRMENT EXPENSE

For the three months ended March 31, 2013 and 2012, we incurred approximately $0.1 million and $2.8 million in impairment expenses, respectively. We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment. The expense incurred during the first three months of 2013 and 2012 is primarily related to acreage in our non-operated dry gas region of Clearfield County, Pennsylvania. These leases are approaching expiration and there currently exists no plans to extend the leases or develop the acreage. As of March 31, 2013, we continued to carry the costs of undeveloped properties of approximately $171.9 million on our Consolidated Balance Sheet, which is primarily related to the Marcellus and Utica Shale in the Appalachian Basin and for which we have development, trade or lease extension plans.

18. EXPLORATION EXPENSE

For the three months ended March 31, 2013 and 2012, we incurred approximately $2.0 million and $1.1 million in exploration expenses, respectively. The expense incurred in 2013 was due to geological and geophysical type expenditures and delay rental payments. Approximately $0.8 million of the expense incurred in 2012 was due to geological and geophysical type expenditures and delay rental payments primarily associated with leases in the Appalachian Basin. An additional $0.3 million related to the plugging of two exploratory Marcellus Shale wells that were spud during 2011 in Butler County, Pennsylvania. Minimal drilling was completed on these wells before a strategic decision was made to abandon the well sites and defer capital to other leases in the development plan and hold the acreage by production.

19. SUBSEQUENT EVENTS

On April 26, 2013, we issued $100.0 million in aggregate principal amount of Senior Notes due 2020 in a private offering as additional notes to the $250.0 million aggregate principal amount of 8.875% senior notes due 2020 (the “Additional Notes”) that we sold in a private offering on December 12, 2012 (see Note 8, Long-Term Debt, to our Consolidated Financial Statements). The Additional Notes were issued at an issue price of 105% of par plus accrued interest from December 12, 2012. Net proceeds after discounts and offering expenses were approximately $102.8 million plus accrued interest. As of March 31, 2013, we had recorded on our Consolidated Balance Sheet approximately $248.3 million of Senior Notes, net of discount. In connection with this issuance, we gave notice to the administrative agent under our Senior Credit Facility of our election to reduce the maximum commitments of the lenders under our Senior Credit Facility from $300.0 million to $215.0 million.

Litigation Related to Proposed Oil and Gas Leases in Clearfield County, Pennsylvania

Lucinda A. Cardinale and Iola Hugney, et. al v. R.E. Gas Development, LLC and Rex Energy Corporation

On May 3, 2013, the Superior Court of Pennsylvania overturned the prior ruling of the Court of Common Pleas of Clearfield County, Pennsylvania (the trial court), which had dismissed the Cardinale case with prejudice, and remanded the case to the trial court for further proceedings. As a result, the case will proceed to discovery. We intend to vigorously defend against the claims of the plaintiffs. At this early stage of the proceedings, we are unable to express an opinion with respect to the likelihood of an unfavorable outcome or provide an estimate of potential losses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K and the unaudited financial statements included elsewhere herein.

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

Recent Developments

Issuance of Additional Senior Notes

On April 26, 2013, we issued an additional $100.0 million aggregate principal amount of our 8.875% senior notes due 2020 at a price to the initial purchasers of 105% of par. The net proceeds from the sale of the additional senior notes of approximately $102.8 million (after the initial purchasers’ premiums, commissions and offering expenses but excluding accrued interests) will be used to fund a portion of our 2013 capital expenditures and for general corporate purposes. These notes were issued as “additional notes” under the indenture governing our 8.875% Senior Notes due 2020 (collectively, the “Senior Notes”) and pursuant to which we had previously issued $250.0 million aggregate principal amount of Senior Notes due 2020 in December 2012, and under the indenture are treated as a single series with substantially identical terms as the Senior Notes previously issued. In connection with our April 2013 issuance of Senior Notes, we gave notice to the administrative agent under our credit agreement of our election to reduce the maximum commitments of the lenders under our Senior Credit Facility from $300.0 million to $215.0 million. See Item 1. Financial Statements—Note 8, “Long-Term Debt” for additional information on the Senior Notes.

Amended and Restated Revolving Credit Facility

On March 27, 2013, we amended and restated our senior secured revolving credit agreement (as amended, the “credit agreement”). Initially, the borrowing base is $325.0 million; however, the maximum commitments of the lenders under our credit agreement were limited to $300.0 million prior to our April 2013 offering of Senior Notes. Within the credit facility, a letter of credit subfacility exists for issuance of up to $25.0 million of letters of credit. Amounts borrowed may be repaid and reborrowed at any time prior to the maturity date, March 27, 2018. Certain of our wholly-owned subsidiaries jointly and severally guaranteed the prompt and complete payment of our obligations under our credit agreement. Our obligations under our credit agreement are secured by a security interest in substantially all of our assets.

The credit agreement provides that our borrowing base will be reduced by $0.25 for every dollar of certain new indebtedness; however, the lenders under our revolving credit facility waived this requirement in connection with our April 2013 offering of Senior Notes. Additionally, in connection with our April 2013 offering of Senior Notes, we gave notice to the administrative agent under our credit agreement of our election to reduce the maximum commitments of the lenders under our credit agreement from $300.0 million to $215.0 million. See Item 1. Financial Statements—Note 8, “Long-Term Debt” for additional information on our Senior Credit Facility and the Senior Notes.

Results of Continuing Operations

The following table sets forth summary information regarding oil, NGL and natural gas production and product pricing for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013	2012
Production:
Oil and Condensate (Bbls)	198,115	172,197
Natural Gas (Mcf)	4,789,878	4,109,172
Natural Gas Liquids (Bbls)	133,668	63,495

Total (Mcfe)(a)	6,780,576	5,523,324
Average daily production:
Oil and Condensate (Bbls)	2,201	1,892
Natural Gas (Mcf)	53,221	45,156
Natural Gas Liquids (Bbls)	1,485	698

Total (Mcfe)(a)	75,340	60,696
Average sales price(b):
Oil and Condensate (per Bbl)	$91.52	$99.31
Natural Gas (per Mcf)	$3.51	$2.74
Natural Gas Liquids (per Bbl)	$44.86	$48.98

Total (per Mcfe)(a)	$6.58	$5.70
Average NYMEX prices(c):
Oil (per Bbl)	$94.45	$102.87
Natural Gas (per Mcf)	$3.48	$2.52

(a)	Oil and natural gas liquids are converted at the rate of one barrel of oil equivalent (“BOE”) to six Mcfe.
(b)	Does not include the effects of cash settled derivatives.
(c)	Based upon the average of bid week prompt month prices.

The following table sets forth summary information by basis regarding oil, NGL and natural gas revenues, production volumes, average product prices and average production costs for the three months ended March 31, 2013 and 2012.

	Production and Revenue by Basin
	For Three Months Ended March 31,
	2013	2012
Appalachian
Revenue—Natural Gas(a)	$16,810,529	$11,272,868
Volumes (Mcf)	4,789,878	4,109,172
Average Price	$3.51	$2.74
Revenue—Condensate(a)	$523,151	$50,517
Volumes (Bbl)	6,172	595
Average Price	$84.76	$84.90
Revenue—Natural Gas Liquids(a)	$5,997,010	$3,109,816
Volumes (Bbl)	133,668	63,495
Average Price	$44.86	$48.98
Average Production Cost per Mcfe(b)(c)	$1.25	$0.97
Illinois
Revenue—Oil(a)	$17,609,177	$17,049,712
Volumes (Bbl)	191,943	171,602
Average Price	$91.74	$99.36
Average Production Cost per Bbl(b)	$32.00	$28.36

(a)	Does not include the effects of cash settled derivatives.
(b)	Excludes ad valorem and severance taxes.
(c)	For three months ended March 31, 2012, excludes retroactive accrual of Pennsylvania Impact Fee (as defined below), which equates to approximately $0.62 per Mcfe as it relates to the Appalachian Basin. For three months ended March 31, 2012, includes accrual for current year Pennsylvania Impact Fee, which equates to approximately $0.13 per Mcfe as it relates to the Appalachian Basin.

General Overview

Operating revenue for the three months ended March 31, 2013 increased 40.3% when compared to the same period in 2012. The increase in operating revenue can be primarily attributed to higher production in both of our operating regions and increased natural gas prices. In the Appalachian Basin, our production grew to 5,629 MMcfe for the three-month period ended March 31, 2013, from 4,494 MMcfe for the three-month period ended March 31, 2012, or approximately 25.3%, while realized natural gas prices have increased to $3.51 per Mcf from $2.74 per Mcf over the same period. In the Illinois Basin, our production grew to 191.9 MBbls for the three-month period ended March 31, 2013 from 171.6 MBbls for the three-month period ended March 31, 2012, or approximately 11.9%. These positive impacts to operating revenues were partially offset by a downturn in oil and NGL prices where our average realized price for oil decreased 7.8% and our average realized price for NGL’s decreased 8.4% for the three months ended March 31, 2013 when compared to the same period in 2012.

Operating expenses increased $6.0 million for the three-month period ended March 31, 2013, as compared to the same period in 2012. Operating expenses primarily comprise: Production and Lease Operating Expenses, G&A Expenses, Gain/Loss on Disposal of Assets, Exploration Expenses, Impairment Expense, DD&A Expenses and Field Operating Expenses. The increases in operating expenses were largely to Production and Lease Operating Expense, G&A Expense, DD&A and Field Service Operating Expense. The growth of these operating expenses is consistent with our overall organizational growth as we continue to increase our drilling and exploration activity and our number of revenue generating assets.

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012.

Oil, NGL and gas revenue, including the effects of cash settled derivatives, for the three-month periods ended March 31, 2013 and 2012 ($ in thousands, except total Mcfe production and price per Mcfe) is summarized in the following table:

	For Three Months Ended March 31,
	2013	2012	Change	%
Oil and Gas Revenue:
Oil and condensate sales revenue	$18,132	$17,100	$1,032	6.0%
Oil derivatives realized(a)	$(162)	$(212)	$50	23.6%

Total oil and condensate revenue and derivatives realized	$17,970	$16,888	$1,082	6.4%
Gas sales revenue	$16,811	$11,273	$5,538	49.1%
Gas derivatives realized(a)	$3,691	$3,997	$(306)	(7.7%)

Total gas revenue and derivatives realized	$20,502	$15,270	$5,232	34.3%
Natural gas liquid revenue	$5,997	$3,110	$2,887	92.8%
Natural gas liquid derivatives realized(a)	$141	$—	$141	100.0%

Total natural gas liquid revenue	$6,138	$3,110	$3,028	97.4%
Consolidated sales	$40,940	$31,483	$9,457	30.0%
Consolidated derivatives realized(a)	$3,670	$3,785	$(115)	(3.0%)

Total oil, NGL and gas revenue and derivatives realized	$44,610	$35,268	$9,342	26.5%
Total Mcfe Production	6,780,576	5,523,324	1,257,252	22.8%
Average Realized Price per Mcfe	$6.58	$6.39	$0.19	3.0%

(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for oil, NGLs and natural gas during the first quarter of 2013, after the effect of derivative activities, was $6.58 per Mcfe, an increase of 3.0%, or $0.19 per Mcfe, from the same quarter in 2012. This increase was primarily due to an upward trend of average realized natural gas prices. The average price for natural gas, after the effect of derivative activities, increased 15.2%, or $0.56 per Mcf, to $4.28 per Mcf. The average price for oil and condensate, after the effect of derivative activities, decreased 7.5%, or $7.37 per barrel, to $90.70 per barrel. The average price for NGLs, after the effect of derivative activities, decreased 6.2%, or $3.06 per barrel, to $45.92 per barrel. Our derivative activities effectively increased net realized price by $0.54 per Mcfe in the first quarter of 2013 and $0.69 per Mcfe in the first quarter of 2012.

Production volumes in the first quarter of 2013 increased 22.8% from the first quarter of 2012. Natural gas production increased approximately 16.6%, oil production increased approximately 15.1% and our NGL production increased approximately 110.5%. Our production continues to be positively impacted by strong drilling results in both the Appalachian Basin and the Illinois Basin.

Overall, our production for the three months ended March 31, 2013 averaged 75,340 Mcfe per day, of which 70.7% was attributable to natural gas, 17.5% to oil and 11.8% was a result of NGL production.

Statements of Operations for the three-month periods ended March 31, 2013 and 2012 are as follows:

	For Three Months Ended March 31,
	2013	2012	Change	%
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$40,940	$31,483	9,457	30.0%
Field Services Revenue	6,506	2,306	4,200	182.1%
Other Revenue	24	45	(21)	(46.7%)

TOTAL OPERATING REVENUE	47,470	33,834	13,636	40.3%
OPERATING EXPENSES
Production and Lease Operating Expense	13,400	12,299	1,101	9.0%
General and Administrative Expense	7,796	5,411	2,385	44.1%
(Gain) Loss on Disposal of Asset	(10)	26	(36)	(138.5%)
Impairment Expense	66	2,793	(2,727)	(97.6%)
Exploration Expense	2,044	1,092	952	87.2%
Depreciation, Depletion, Amortization and Accretion	11,157	9,544	1,613	16.9%
Field Service Operating Expense	4,055	1,456	2,599	178.5%
Other Operating Expense	444	326	118	36.2%

TOTAL OPERATING EXPENSES	38,952	32,947	6,005	18.2%
INCOME FROM OPERATIONS	8,518	887	7,631	N/M
OTHER INCOME (EXPENSE)
Interest Expense	(4,005)	(1,739)	(2,266)	130.3%
Gain (Loss) on Derivatives, Net	(8,540)	7,439	(15,979)	(214.8%)
Other Income (Expense)	(139)	6	(145)	N/M
Loss on Equity Method Investments	(178)	(134)	(44)	32.8%

TOTAL OTHER INCOME (LOSS)	(12,862)	5,572	(18,434)	N/M
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(4,344)	6,459	(10,803)	(167.3%)
Income Tax Benefit (Expense)	2,004	(2,631)	4,635	(176.2%)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,340)	3,828	(6,168)	(161.1%)
Loss From Discontinued Operations, Net of Income Taxes	(61)	(5,355)	5,294	(98.9%)

NET LOSS	(2,401)	(1,527)	(874)	57.2%
Net Income Attributable to Noncontrolling Interests	433	101	332	N/M

NET LOSS ATTRIBUTABLE TO REX ENERGY	$(2,834)	$(1,628)	(1,206)	74.1%

Field Services Revenue for the three months ended March 31, 2013 increased approximately $4.2 million from the first three months of 2012. We generate field services revenue from various field service activities such as the management of water sourcing, water transfer and water disposal activities in the Appalachian Basin. Increased activity and demand in the Appalachian Basin surrounding the Marcellus and Utica Shale plays have led to the growth of our field services activities, particularly water transfer to service well completion activities.

Production and Lease Operating Expense increased approximately $1.1 million, or 9.0%, in the first quarter of 2013 from the same period in 2012. We experienced Production and Lease Operating Expense increases that are commensurate with the increase in producing wells in the Appalachian Basin as they relate to variable type costs such as transportation, marketing, processing and gathering. Since March 31, 2012, we have entered into several new transportation and marketing agreements to enhance our ability to sell our natural gas and NGLs. Additionally, the Commonwealth of Pennsylvania instituted the Pennsylvania Impact Fee during the first quarter of 2012, which compounds each year as new wells are spud.

G&A Expense for the first quarter of 2013 increased approximately $2.4 million, or 44.1%, to $7.8 million from the same period in 2012. The year-over-year increase is predominately due to the expansion of our Appalachian Basin operations and our corporate headquarters that is commensurate with our overall organizational growth.

Impairment Expense for the first quarter of 2013 and 2012 totaled approximately $0.1 million and $2.8 million, respectively. We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment. The expense incurred during the first three months of 2013 and 2012 is primarily related to acreage in our non-operated dry gas region of Clearfield County, Pennsylvania. These leases are approaching expiration and there currently exists no plans to extend the leases or develop the acreage. As of March 31, 2013, we continued to carry the costs of undeveloped properties of approximately $171.9 million on our Consolidated Balance Sheet, which is primarily related to the Marcellus and Utica Shale in the Appalachian Basin and for which we have development, trade or lease extension plans.

Exploration Expense for the three months ended March 31, 2013 was approximately $2.0 million as compared to $1.1 million for the three months ended March 31, 2012. The expense incurred in 2013 was due to geological and geophysical type expenditures and delay rental payments. Approximately $0.8 million of the expense incurred in 2012 was due to geological and geophysical type expenditures and delay rental payments primarily associated with leases in the Appalachian Basin. An additional $0.3 million related to the plugging of two exploratory Marcellus Shale wells that were spud during 2011 in Butler County, Pennsylvania. Minimal drilling was completed on these wells before a strategic decision was made to abandon the well sites and defer capital to other leases in the development plan and hold the acreage by production.

DD&A expenses for the three months ended March 31, 2013 increased approximately $1.6 million, or 16.9%, from $9.5 million for the same period in 2012. The period-over-period increase in DD&A expense is consistent with the growth in our asset base, reserves and production since the comparable period of 2012.

Field Service Operating Expense for the first three months of 2013 totaled approximately $4.1 million as compared to $1.5 million for the same period 2012. Our field services operating expenses are largely variable in nature and fluctuate commensurate with our level of activity. Increased activity and demand in the Appalachian Basin surrounding the Marcellus and Utica Shale plays has led to the growth of our field service activities, particularly those associated with water transfer for well completion operations.

Interest expense for the three months ended March 31, 2013 was approximately $4.0 million as compared to $1.7 million during the first quarter of 2012. The increase in interest expense was due to our issuance of $250.0 million of Senior Notes in December 2012.

Gain (Loss) on derivatives, net included a loss of approximately $8.5 million for the first quarter of 2013 as compared to a gain of $7.4 million for the same period in 2012. Changes were attributable to the volatility of oil, NGL and gas commodity prices along with changes in our portfolio of outstanding derivatives. Losses from derivative activities generally reflect higher oil, NGL and gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil, NGL and gas production volumes given the highly volatile oil, NGL and gas commodities market.

Net income tax benefit (expense) was a benefit of approximately $2.0 million for the three months ended March 31, 2013 as compared to an expense of approximately $2.6 million for the three months ended March 31, 2012. The change was primarily due to our increased interest expense and unrealized losses on derivatives.

Net loss attributable to Rex Energy for the first quarter of 2013 was approximately $2.8 million, as compared to a loss of approximately $1.6 million for the comparable period in 2012 as a result of the factors discussed above.

	Other Performance Measurements
	For Three Months Ended March 31,
	2013	2012
EBITDAX (in thousands)(a)	$26,083	$21,558
LOE per Mcfe(b)	$1.98	$1.72
G&A per Mcfe	$1.15	$0.98

(a)	EBITDAX is a non-GAAP measure. See “Non-GAAP Financial Measures” for our reconciliation of EBITDAX to net income.
(b)

For three months ended March 31, 2012, excludes retroactive accrual of Pennsylvania Impact Fee, which equates to approximately $0.51 per Mcfe on a company-wide basis. For three months ended March 31, 2012, includes accrual for current year Pennsylvania Impact Fee, which equates to approximately $0.10 per Mcfe on a company-wide basis.

EBITDAX (Non-GAAP)

EBITDAX (Non-GAAP) from continuing operations increased approximately $4.5 million to $26.1 million for the three-month period ended March 31, 2013 as compared to the same period in 2012. The increase in EBITDAX can be primarily attributed to higher production and higher average sales prices for natural gas, resulting in increased operating revenues. These increases were partially offset by an increase in operating expenses. See “Non-GAAP Financial Measures” for our reconciliation of EBITDAX to net income.

LOE per Mcfe

LOE per Mcfe measures the average cost of extracting oil, NGLs and natural gas from our basin reserves during the period. This measurement is also commonly referred to in the industry as our “lifting cost”. It represents the average cost of extracting one Mcf of natural gas equivalent from our oil, NGL and natural gas reserves in the ground. LOE per Mcfe increased to $1.98 for the three months ended March 31, 2013 as compared to $1.72 for the same period in 2012. For comparative purposes, we have excluded approximately $0.51 per Mcfe from our first quarter 2012 lifting cost which represents the retroactive portion of the Pennsylvania impact fee for wells spud prior to 2012. Since the three-month period ended March 31, 2012, we have entered into several new transportation and marketing agreements to protect the ability to sell our natural gas and NGLs. Additionally, the Commonwealth of Pennsylvania instituted the Pennsylvania Impact Fee during the first quarter of 2012, which compounds each year as new wells are spud. As we continue to grow our operations, particularly those in the Appalachian Basin, which have lower operating costs, we expect our lifting cost to decrease as we gain additional efficiencies of scale and utilize all of our firm capacity and transportation commitments.

G&A Expenses per Mcfe

Our general and administrative expenses include fees for well operating services, marketing, non-field level employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our general and administrative expenses in relation to our production because these expenses have a direct impact on our profitability. G&A expenses per Mcfe increased to approximately $1.15 for the three-month period ended March 31, 2013, respectively, as compared to $0.98 for the same period in 2012. The year-over-year increase is predominately due to the expansion of our Appalachian Basin operations and our corporate headquarters that is commensurate with our overall organizational growth.

Capital Resources and Liquidity

Our primary needs for cash are for the exploration, development and acquisition of oil and gas properties. During the three months ended March 31, 2013, we spent $66.5 million of capital on drilling projects, facilities and related equipment and acquisitions of unproved acreage. We funded our capital program with net cash flows from operations and net proceeds from our issuance of $250.0 million of the Senior Notes in December 2012. The remainder of our $255.0 million to $275.0 million 2013 capital budget is expected to be funded primarily by cash flow from operations, non-core assets sales, proceeds from a $100.0 million add-on offering to our Senior Notes and borrowings under our Senior Credit Facility. We currently believe we have sufficient liquidity and cash flow to meet our obligations for the next twelve months; however, a significant drop in commodity prices, particularly natural gas, or reduction in production or reserves could adversely affect our ability to fund capital expenditures and meet our financial obligations. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may also elect to issue additional shares of stock, subordinated notes or other securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

Our ability to fund our capital expenditure program is dependent upon the level of commodity prices and the success of our exploration programs in replacing our existing oil, NGL and gas reserves. If commodity prices decrease, our operating cash flows may decrease and the banks may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program. The effects of commodity prices on cash flows can be mitigated through the use of commodity derivatives. If we are unable to replace our oil, NGL and gas reserves through our acquisitions, development and exploration programs, we may also suffer a reduction in our operating cash flows and access to funds under the Senior Credit Facility. Under extreme circumstances, commodity price reductions or exploration drilling failures could allow the banks to seek to foreclose on our oil and gas properties, thereby threatening our financial viability.

Our cash flows from operations are driven by commodity prices and production volumes. Prices for oil, NGLs and gas are driven by, among other things, seasonal influences of weather, national and international economic and political environments and, increasingly, from heightened demand for hydrocarbons from emerging nations. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices could decrease our exploration and development expenditures. Historically, cash flows from operations, borrowings from our Senior Credit Facility, non-core asset sales and net proceeds from debt and equity offerings have been primarily used to fund exploration and development of our oil and gas interests.

As of March 31, 2013, we had a $325.0 million borrowing base under our Senior Credit Facility with maximum lender commitments of $300.0 million. In connection with our April 2012 offering of Senior Notes, we gave notice to the Administrative Agent of our election to reduce the maximum commitments of the lenders under our Senior Credit Facility from $300.0 million to $215.0 million. For additional information, see Note 19, Subsequent Events, to our Consolidated Financial Statements. We are not restricted as to our borrowings under the Senior Credit Facility; however we are subject to the minimum financial requirements detailed in Note 8, Long-Term Debt, to our Consolidated Financial Statements.

Future Liquidity Considerations

In connection with certain marketing, transportation and processing agreements that we have entered into, we may be obligated to pay fees in connection with these agreements of $98.1 million over the next five years, depending on our levels of production. Also in connection with certain of these agreements, we have guaranteed the payment of obligations up to a maximum of $406.4 million over the life of the agreements.

Financial Condition and Cash Flows for the Three Months Ended March 31, 2013 and 2012

The following table summarizes our sources and uses of funds for the periods noted:

	Three Months Ended March 31, ($ in Thousands)
	2013	2012
Cash flows provided by operations	$34,934	$6,760
Cash flows used in investing activities	(66,440)	(52,350)
Cash flows provided by (used in) financing activities	(829)	40,054

Net decrease in cash and cash equivalents	$(32,335)	$(5,536)

Net cash provided by operating activities increased by approximately $28.2 million in the first three months of 2013 over the same period in 2012. The increase in 2013 was primarily driven by our higher operating revenue as a result of our continued success in the Appalachian and Illinois Basin in addition to timing differences on our Accounts Payable and Accrued Expense. These increases were partially offset by higher operating expenses, particularly Production and Lease Operating Expense, G&A Expense and Field Services Operating Expense.

Net cash used in investing activities increased by approximately $14.1 million from the first three months of 2012 to $66.4 million in the first three months of 2013. This change can be primarily attributed to increased drilling and completion activity in both of our operating regions, as compared to 2012. This increase in expenditures was partially offset by a decrease in our cash contributions to equity method investments as well as a decrease in the acquisition of undeveloped acreage.

Net cash provided by (used in) financing activities decreased to cash used of approximately $0.1 million for the first three months of 2012 from cash provided of approximately $40.1 million for the first three months of 2012. The decrease was primarily due to our public offering of common stock during the first quarter of 2012, which netted approximately $70.6 million, from which we used approximately $50.0 million to pay down outstanding long-term debt.

Effects of Inflation and Changes in Price

Our results of operations and cash flows are affected by changing oil, NGL and natural gas prices. If the price of oil, NGLs and natural gas increases or decreases, there could be a corresponding increase or decrease in the operating cost that we are required to bear for operations, as well as an increase or decrease in revenues.

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended March 31, 2013, there were no material changes to the critical accounting policies previously reported by us in our Annual Report on Form 10-K for the year ended December 31, 2012. We describe critical recently adopted and issued accounting standards in Item 1. Financial Statements—Note 6, “Recently Issued Accounting Pronouncements.”

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

The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented ($ in thousands):

	Three Months Ended March 31,
	2013	2012
Net Income (Loss) From Continuing Operations	$(2,340)	$3,828
Net Income Attributable to Noncontrolling Interests	(433)	(101)

Income (Loss) From Continuing Operations Attributable to Rex Energy	(2,773)	3,727
Add Back Retroactive Portion of New Pennsylvania Impact Fee	—	2,809
Add Back Depletion, Depreciation, Amortization and Accretion	11,157	9,544
Add Back Non-Cash Compensation Expense	1,263	480
Add Back Interest Expense	4,005	1,739
Add Back Impairment Expense	66	2,793
Add Back Exploration Expenses	2,044	1,092
Add Back (Less) Loss (Gain) on Disposal of Assets	(10)	26
Add Back (Less) Unrealized Loss (Gain) from Financial Derivatives	12,211	(3,654)
Less Non-Cash Portion of Noncontrolling Interests	(54)	(41)
Add Back (Less) Income Tax Expense (Benefit)	(2,004)	2,631
Add Back Non-Cash Portion of Equity Method Investments	178	412

EBITDAX From Continuing Operations	$26,083	$21,558
Net Loss From Discontinued Operations	$(61)	$(5,355)
Add Back Non-Cash Compensation Expense	—	9
Add Back Impairment Expense	—	8,270
Add Back Exploration Expenses	53	332
Add Back Loss on Disposal of Assets	4	144
Less Income Tax Benefit	(41)	(3,738)

Add EBITDAX From Discontinued Operations	$(45)	$(338)

EBITDAX (Non-GAAP)	$26,038	$21,220

Volatility of Oil, NGL and Natural Gas Prices

Our revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil, NGLs and natural gas. We account for our natural gas and oil exploration and production activities under the successful efforts method of accounting. To mitigate some of our commodity price risk, we engage periodically in certain other limited derivative activities including price swaps and costless collars in order to establish some price floor protection.

For the three months ended March 31, 2013, the net realized gains on oil, NGL and natural gas derivatives were approximately $3.7 million as compared to net realized gains of approximately $3.8 million for the comparable period in 2012. These gains are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations. As of March 31, 2013, we had approximately 95.9% and 74.2% of our current oil production on an annualized basis hedged through 2013 and 2014, respectively, 93.8%, 74.8% and 15.7% of our current natural gas production on an annualized basis hedged through 2013, 2014 and 2015, respectively, and approximately 60.6% and 63.9% of our current NGL production on an annualized basis hedged through 2013 and 2014, respectively.

For the three months ended March 31, 2013, the net unrealized losses on oil, NGL and natural gas derivatives were $12.2 million as compared to a gain of $3.7 million for the comparable period in 2012. The net unrealized gains and losses are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations.

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

For a summary of our current oil, NGL and natural gas derivative positions at March 31, 2013, refer to Note 9 of our Consolidated Financial Statements, Fair Value of Financial and Derivative Instruments.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to various market risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decrease for a substantial period of time or decline significantly, revenues and cash flows would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil, NGLs and natural gas. Conversely, increases in the market prices for oil, NGLs and natural gas can have a favorable impact on our financial condition, results of operations and capital resources. Based on production through March 31, 2013, we project that a 10% decline in the price per barrel of oil and NGLs and the price per Mcf of gas from the first three months of the 2013 average would reduce our gross revenues, before the effects of derivatives, for the remaining nine months of 2013 by approximately $12.3 million.

We have designed our hedging program to reduce the risk of price volatility for our production in the oil, NGL and natural gas markets. Our risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments that we use include swaps, collars, put spreads, put options, swaptions and three way collars. The volume of derivative instruments that we may use are governed by the risk management policy and can vary from year to year, but under most circumstances will apply to only a portion of our current and anticipated production, and will provide only partial price protection against declines in oil, NGL and natural gas prices. We are exposed to market risk on our open contracts, to the extent of changes in market prices of oil, NGLs and natural gas. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged. Further, if our counterparties should default, this protection might be limited as we might not receive the benefits of the hedges.

At March 31, 2013, we had the following commodity derivative contracts outstanding:

Period	Volume	Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2013—Collar	165,000 Bbls	$0	$79.45	$103.00	$0	$(178)
2013—Swap	360,000 Bbls	0	0	0	93.02	(1,322)
2013—Three Way Collar	45,000 Bbls	65.00	85.00	100.00	0	(66)
2014—Three Way Collar	360,000 Bbls	69.00	84.18	104.27	0	(42)
2014—Collar	60,000 Bbls	0	90.00	97.65	0	68
2014—Deferred Put Spread	168,000 Bbls	75.00	90.00	0	0	(201)

	1,158,000 Bbls					$(1,741)

Natural Gas
2013—Swap	6,190,000 Mcf	$0	$0	$0	$3.87	$(1,695)
2013—Three Way Collar	1,890,000 Mcf	3.35	4.17	4.88	0	328
2013—Collar	2,520,000 Mcf	0	4.77	5.68	0	1,823
2013—Put	1,980,000 Mcf	0	5.00	0	0	1,456
2013—Swaption	900,000 Mcf	0	0	0	4.50	(427)
2014—Call	1,800,000 Mcf	0	0	5.00	0	(370)
2014—Three Way Collar	6,000,000 Mcf	3.00	3.95	4.64	0	(278)
2014—Swap	4,740,000 Mcf	0	0	0	3.96	(1,225)
2014—Collar	1,800,000 Mcf	0	3.51	4.43	0	(397)
2015—Three Way Collar	1,800,000 Mcf	3.37	4.15	4.59	0	(178)
2015—Swap	1,200,000 Mcf	0	0	0	4.18	(107)

	30,820,000 Mcf					(1,070)
Natural Gas Liquids
2013—Swap	243,000 Bbls	$0	$0	$0	$57.48	$431
2014—Swap	18,000 Bbls	0	0	0	47.46	(21)

	261,000 Bbls					$410

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

Our management (with the participation of our CEO and CFO) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2013, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth under the subsections Legal Reserves and Environmental in Note 13, Commitments and Contingencies, to our Consolidated Financial Statements included in Item 1 of Part 1 of this report is incorporated herein by reference.

Item 1A.	Risk Factors.

During the quarter ended March 31, 2013, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.	Exhibits.

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REX ENERGY CORPORATION
(Registrant)

Date: May 9, 2013	By:	/s/ Thomas C. Stabley
Thomas C. Stabley
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Michael L. Hodges
Michael L. Hodges
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.2	Certificate of Amendment to Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.3	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on May 11, 2012).

4.1	Form of Specimen Common Stock Certificate of Rex Energy Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

4.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

4.3	Indenture dated as of December 12, 2012 among Rex Energy Corporation, the Guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 12, 2012).

4.4	Form of 8.875% Senior Notes due 2020 (included in Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 12, 2012, and incorporated herein by reference).

4.5	Registration Rights Agreement dated as of December 12, 2012 among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on December 12, 2012).

4.6	Registration Rights Agreement, dated as of April 26, 2013, among Rex Energy Corporation, the Guarantors named therein, and RBC Capital Markets, LLC, KeyBanc Capital Markets Inc., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, on behalf of the initial purchasers named therein (included in Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2013, and incorporated herein by reference).

10.1*	Amended and Restated Credit Agreement, dated as of March 27, 2013, by and among Rex Energy Corporation, KeyBank National Association, as administrative agent, Royal Bank of Canada, as syndication agent, and SunTrust Bank, as documentation agent, and the other lenders signatory thereto.

10.2*	Amended and Restated Guaranty and Collateral Agreement, dated as of March 27, 2013, made by Rex Energy Corporation and each of the other grantors (as defined therein) in favor of the administrative agent.

10.3	Purchase Agreement, dated as of April 23, 2013, among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (included in Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2013, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits are filed herewith.
**	Furnished herewith.