Form 10-K
period 2013-12-31
REX ENERGY CORP
filed 2014-03-03
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large Accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2013 was $800,680,133. This amount is based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date. Shares of common stock beneficially held by executive officers and directors of the registrant are not included in the computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

54,180,193 common shares, $.001 par value, were outstanding on February 27, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders to be held on May 9, 2014, are incorporated by reference herein in Items 10, 11, 12, 13 and 14 of Part III of this report.

REX ENERGY CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. Factors that may cause our actual results, performance, or achievements to be materially different from those anticipated in forward-looking statements include, among others, the following:

•	economic conditions in the United States and globally;

•	conditions in the domestic and global capital and credit markets and their effect on us;

•	domestic and global supply and demand for oil, NGLs and natural gas;

•	volatility in oil, NGL and natural gas pricing;
•	new or changing government regulations, including those relating to environmental matters, permitting or other aspects of our operations;

•	the geologic quality of our properties with regard to, among other things, the existence of hydrocarbons in economic quantities;

•	uncertainties inherent in the estimates of our oil, NGL and natural gas reserves;

•	our ability to increase oil, NGL and natural gas production and income through exploration and development;

•	drilling and operating risks;

•	the success of our drilling techniques in both conventional and unconventional reservoirs;

•	the success of the secondary and tertiary recovery methods we utilize or plan to employ in the future;

•	the number of potential well locations to be drilled, the cost to drill, and the time frame within which they will be drilled;

•	the ability of contractors to timely and adequately perform their drilling, construction, well stimulation, completion and production services;

•	the availability of equipment, such as drilling rigs, and infrastructure, such as transportation, pipelines, processing and midstream services;

•	the effects of adverse weather or other natural disasters on our operations;

•	competition in the oil and gas industry in general, and specifically in our areas of operations;

•	changes in our drilling plans and related budgets;

•	the success of prospect development and property acquisitions;

•	the success of our business and financial strategies, and hedging strategies;

•	the adequacy and availability of our capital resources, credit and liquidity including, but not limited to, access to additional borrowing capacity;

•	uncertainties related to the legal and regulatory environment for our industry and our own legal proceedings and their outcome; and

•	other factors discussed under “Item 1A. Risk Factors” of this report.

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

General

We are an independent oil, natural gas liquid (“NGL”) and natural gas company operating in the Appalachian Basin and Illinois Basin. In the Appalachian Basin, we are focused on our Marcellus Shale, Utica Shale and Upper Devonian (“Burkett”) Shale drilling and exploration activities. In the Illinois Basin, we are focused on our developmental oil drilling and the implementation of enhanced oil recovery (“EOR”) on our properties. We pursue a balanced growth strategy of exploiting our sizable inventory of high potential exploration drilling prospects while actively seeking to acquire complementary oil and natural gas properties. In addition to our drilling and exploration activities, we are also engaged in oil and gas field services, where we provide water sourcing, water disposal and water transfer solutions for completion operations.

We are headquartered in State College, Pennsylvania, and have regional offices in Bridgeport, Illinois; Cranberry, Pennsylvania; and Carrolton, Ohio.

We divide our operations into two principal business segments, exploration and production and field services.

We were incorporated in the state of Delaware on March 8, 2007. Our common stock currently trades on the NASDAQ Global Select Market under the symbol “REXX”. The information set forth in this report is exclusive of our discontinued operations related to the DJ Basin, unless otherwise noted, which are classified as Discontinued Operations on our Consolidated Statements of Operations and Assets Held for Sale on our Consolidated Balance Sheets.

At December 31, 2013, our estimated proved reserves had the following characteristics:

•	849.8 Bcfe;

•	61.3% natural gas, 32.6% NGLs and 6.1% crude oil and condensate;

•	41.9% proved developed; and

•	a reserve life index of approximately 25.1 years (based upon 2013 production).

At December 31, 2013, we owned an interest in approximately 1,799 oil and natural gas wells. For the quarter ended December 31, 2013, we produced an average of 110.4 net MMcfe per day, composed of approximately 69.3% natural gas, 14.8% oil and 15.9% NGLs.

We are one of the largest oil producers in the Illinois Basin, with average net production of 2,121 bopd in 2013, an increase of 7.9%, which was primarily attributable to the overall results of our development program in the region. In addition to our developmental shallow oil drilling in the Illinois Basin, we have implemented an enhanced oil recovery project, or EOR project, in the Lawrence Field in Lawrence County, Illinois, which we refer to as our Lawrence Field alkali-surfactant-polymer (“ASP”) Flood Project. During 2010, we commenced chemical injection into our Middagh ASP pilot unit. During 2011, we received initial and peak production response from the project and production levels have begun a gradual decline since then. In 2012, we initiated ASP injection on the Perkins-Smith unit for which initial production response is expected during the second or third quarter of 2014 with peak production response expected during the first or second quarter of 2015. The success to date of our ASP development resulted in the assignment of approximately 813.7 MBbls of estimated proved reserves as of December 31, 2013.

In the Appalachian Basin during 2013, we averaged net production of approximately 80.0 MMcfe per day of natural gas, NGLs and condensate. In 2013, we grew our reserves and production in the region primarily through

Marcellus Shale and Utica Shale drilling projects. As of December 31, 2013, we controlled approximately 130,400 gross (72,900 net) acres, which includes both developed and undeveloped acreage, in areas of Pennsylvania that we believe are prospective for Marcellus Shale exploration and approximately 124,500 gross (88,000 net) acres, which includes both developed and undeveloped acreage, in Pennsylvania and Ohio that we believe are prospective for Utica Shale exploration. In addition as of December 31, 2013, we controlled approximately 78,900 gross (54,600 net) acres in Pennsylvania that we believe are prospective for Burkett exploration.

Our total operating revenue for the year ended December 31, 2013 was $237.9 million. Revenue was derived from $213.9 million in oil, natural gas and NGL sales, $23.8 million in field services revenue and $0.2 million in other revenue.

For the year ended December 31, 2013, we drilled or participated in the drilling of 61.0 gross (48.7 net) wells, which excludes wells that have been drilled in anticipation of future ASP development. We placed into sales 76.0 gross (60.7 net) wells and ended the year with 22.0 gross (15.6 net) wells in inventory that are awaiting completion.

The following table sets forth selected data concerning our continuing operations for production, estimated proved reserves and undeveloped acreage in our two operating regions for the periods indicated:

Basin/Region	2013 Average Daily Mcfe[1]	Total Proved Bcfe (as of December 31, 2013)	Percent of Total Proved Bcfe	PV-10 (as of December 31, 2013) (in millions)[2]	Total Net Undeveloped Acres (as of December 31, 2013)[3]
Illinois Basin	12,728	48.1	5.7%	$189.4	31,700
Appalachian Basin	80,012	801.7	94.3%	479.3	68,600

Total	92,740	849.8	100.0%	$668.7	100,300

[1]	Oil and NGLs are converted at the rate of one BOE to six Mcfe.
[2]

Represents the present value, discounted at 10% per annum (PV-10), of our estimated future net cash flows of our estimated proved reserves before income tax and asset retirement obligations. PV-10 is a non-GAAP financial measure because it excludes the effects of income taxes and asset retirement obligations. The most directly comparable GAAP measure is standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows includes the effects of estimated future income tax expenses and asset retirement obligations and is calculated in accordance with Accounting Standards Topic 932. Standardized measure is based on proved reserves as of fiscal year-end calculated using the unweighted arithmetic average first-day-of-month prices for the prior 12 months. PV-10 should not be considered as an alternative to the standardized measure of discounted future net cash flows as defined under GAAP. At December 31, 2013, our standardized measure was $529.1 million. For an explanation of why we show PV-10 and a reconciliation of PV-10 to the standardized measure of discounted future net cash flows, please read “Selected Financial and Operating Data—Non-GAAP Financial Measures.” Please also read “Risk Factors—Our estimated proved reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves.”

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

High Quality Asset Base with Liquids-Weighted Growth. In the Appalachian Basin, we are focused on developing acreage that we believe to be prospective for three producing zones, including the Marcellus Shale, the Burkett Shale and the Utica Shale. We have allocated approximately $300 million of our 2014 operating capital budget to the continued development of these three producing zones. In the Illinois Basin, which is 100% oil producing, we are focused on conventional drilling and recompletion projects. We have allocated approximately $40 million of our 2014 operating capital budget to conventional and EOR opportunities in the Illinois Basin. A substantial portion of our acreage holdings are in liquids-rich areas prospective for oil, condensate and NGL production. As of December 31, 2013, our holdings believed to be prospective for liquids-rich production accounted for approximately 82.6% of our total net acreage.

Track Record of Reserve and Production Growth. Our management and operations teams have a proven track record of performance and have consistently demonstrated our ability to acquire and develop reserves at attractive costs in the basins in which we operate. As a result of this operational success, between December 31, 2009 and December 31, 2013, our proved reserves have grown at a CAGR of 61.5%. During the same time period, our proved natural gas and NGL reserves grew at a CAGR of 88.2%. Our production has grown at a compound annual growth rate (“CAGR”) of 59.1% between the fourth quarter of 2009 and the fourth quarter of 2013. We believe we have competitive finding and development costs as compared to our industry peers.

Significant Operational Control in Our Core Areas. As a result of successfully executing our strategy of acquiring concentrated acreage positions and operating properties with a high working interest, we currently operate and manage approximately 89.4% of our net acreage. Our high percentage of operated properties enables us to exercise a significant level of control with respect to drilling, production, operating and administrative costs, in addition to leveraging our base of technical expertise in our core operating areas.

Financial Flexibility to Fund Growth. As of December 31, 2013, we had liquidity of $267.9 million, consisting of $266.0 million available under our revolving credit facility and cash on hand of approximately $1.9 million, which we believe combined with cash flow from our operations will be sufficient to fund our operations through 2015. We seek to maintain financial flexibility to allow us to actively develop our assets and execute attractive acquisition opportunities.

Business Strategy

Our goal is to build long-term stockholder value by growing reserves and production in a cost-effective manner. Key elements of our strategy include:

Develop Our Existing Properties. Our core leasehold consists entirely of interests in developed and undeveloped crude oil, NGL and natural gas resources located in the Appalachian and Illinois basins. We intend to pursue an active, technology-driven drilling program to develop and maximize the value of our existing acreage. We actively allocate capital between our two core basins in an effort to maximize value and estimated proved reserve growth based on our assessment of the relative risk of development and the economics of potential projects. Additionally, by concentrating our drilling and producing activities in our core areas, we are able to develop the regional expertise needed to interpret specific geological and operating trends and develop economies of scale in our operations. Our areas of focus include:

•	our Marcellus Shale play with approximately 130,400 gross (72,900 net) acres;

•	our Utica Shale play with approximately 124,500 gross (88,000 net) acres;

•	our Burkett Shale play with approximately 78,900 gross (54,600 net) acres;

•	our Lawrence Field ASP Flood Project in Illinois; and

•	our conventional drilling and recompletion projects in the Illinois Basin.

Employ Technological Expertise. We intend to utilize and expand the technological expertise that has enabled us to achieve a drilling success rate of approximately 96.3% (approximately 98.3% excluding former DJ Basin asset holdings, which were sold in 2013) over the last four years, to improve operations and to enhance field recoveries. We intend to continue to apply this expertise to our proved reserve base and our development projects.

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

Maintain Financial Flexibility. Because of the volatility of commodity prices and the risks involved in our industry, we believe in remaining flexible in our capital budgeting process. Our high percentage of operated properties enables us to exercise a significant level of control with respect to drilling, production, operating and administrative costs. We continue to maintain what we believe is a prudent level of leverage and adequate liquidity.

Manage Commodity Price Exposure Through an Active Hedging Program. We actively hedge our future exposure to commodity price fluctuations by entering into oil, natural gas and NGL derivative contracts. This strategy is designed to provide us with stability in our cash flows to support our on-going capital requirements. As of December 31, 2013, we had substantially all of our current oil production hedged through 2014, over 90.0% and 30.0% of our current natural gas production hedged through 2014 and 2015, and approximately 40.0% of our current NGL production hedged through 2014. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future and completion or the natural decline of our oil and gas production.

Significant Accomplishments in 2013

During 2013, our significant accomplishments were as follows:

•

Completed additional private placement of senior notes. In April 2013, we completed a $100.0 million private offering of senior notes raising $102.8 million after discounts and expenses. These notes were an additional issue of our outstanding 8.875% Senior Notes due 2020, issued in an aggregate principal amount of $250.0 million in December 2012. As of December 31, 2013, we had approximately $1.9 million in cash on hand with $266.0 million available of our $325.0 million borrowing base under our revolving credit facility.

•

Horizontal drilling success. In our operated areas of the Appalachian Basin we drilled 33.0 gross (26.1 net) wells and placed 37.0 gross (27.7 net) wells into service during 2013. As of December 31, 2013, we had 17.0 gross (13.6 net) wells awaiting completion or pipeline infrastructure between our operated and non-operated areas in the Appalachian Basin.

•

Decrease in lease operating expenses. We have decreased our lease operating expenses, on a per-unit of production basis, for five consecutive years, from $4.66 per Mcfe in 2008 to $1.84 per Mcfe in 2013.

•

Production growth. Due to the success of our development programs in the Appalachian and Illinois basins, we increased our total production by 37.8% over 2012. Specifically, our oil production increased 24.9%, NGL production increased 128.9% and natural gas production increased 30.1%.

•

Reserves growth. Our total estimated proved reserves increased approximately 37.5% over 2012, consisting of a decrease of 8.1% in estimated proved oil reserves, an increase of 45.6% in estimated proved NGL reserves and an increase of 40.2% in estimated proved natural gas reserves.

•

Continued expansion of drilling inventory. To continue to grow, the size of our prospect inventory must remain large. As of December 31, 2013, we controlled approximately 130,400 gross (72,900 net) acres prospective for the Marcellus Shale, 124,500 gross (88,000 net) acres prospective for the Utica Shale and 78,900 gross (54,600 net) acres prospective for the Burkett Shale. In addition, as of December 31, 2013, we had proved undeveloped (“PUD”) reserves of approximately 493.3 Bcfe, comprising 138.0 gross PUD well locations.

•

Growth of liquids-rich production. For the year ended December 31, 2013, our production related to oil and NGLs comprised approximately 30.7% of our total production as compared to the year ended December 31, 2012, where our production related to oil and NGLs comprised approximately 26.6% of our total production.

Plans for 2014

Our budgeted capital spending for 2014 is approximately $350.0—$365.0 million. The capital budget contemplates the drilling of approximately 45.0 gross (31.5 net) horizontal Marcellus and Burkett Shale wells in Butler County, Pennsylvania. We have plans to complete 38.0 gross (26.6 net) wells within Butler County, Pennsylvania. In our Ohio operating area, we plan to drill 11.0 gross (8.8 net) and complete 17.0 gross (14.8 net) horizontal Utica Shale wells. Within our joint venture areas with WPX Energy, for which WPX Energy serves as the operator, we currently plan to drill one gross (0.4 net) Marcellus Shale wells and complete four gross (1.6 net) Marcellus Shale wells.

Within the Illinois Basin, our budget of approximately $45.0 million contemplates the drilling and completion of 11.0 gross (11.0 net) wells, in addition to the recompletion of 20.0 gross (20.0 net) wells that were previously drilled as a part of our legacy conventional program.

The following table summarizes our actual 2013 and our budgeted 2014 capital expenditures. The estimated capital expenditures are dependent on a number of factors, including industry conditions and our drilling success, and are subject to change. We do not attempt to budget for future acquisitions of proved oil and gas properties, corporate capital expenditures or the capital expenditures of our field services subsidiary.

	For the Years Ended December 31, ($ in thousands)
	2013 (Actual)	2014 (Estimated)
Capital Expenditures
Illinois Basin Drilling & Completion	$59,947	$34,000
Illinois Basin Enhanced Oil Recovery	4,179	1,000
Illinois Basin Other	5,103	10,000
Appalachian Basin Drilling & Completion	192,896	310,000
Appalachian Basin Midstream[1]	15,479	—
Appalachian Basin Other	2,239	10,000
Other Corporate Expenditures	3,654	—

Total Capital Expenditures[2]	$283,497	$365,000

[1]	2013 actual includes contributions to equity method investments and consolidated subsidiaries. We do not attempt to budget these amounts.
[2]

We do not attempt to budget for future acquisitions of proved and unproved oil and gas properties or capitalized interest. Capital expenditures for the acquisition of unproved properties and capitalized interest for the year ended December 31, 2013 totaled approximately $41.8 million and $7.5 million, respectively.

Production, Revenues and Price History

The following table sets forth information regarding oil and gas production and revenues from continuing operations for the last three years:

	Production and Revenue by Region For the Years Ended December 31, ($ in thousands)
	2013	2012	2011
Appalachian Region:
Revenue	$139,542	$69,260	$48,444
Oil Production (Bbls)[1]	139,947	12,875	1,043
Natural Gas Production (Mcf)	23,446,755	18,016,700	8,912,250
NGL Production (Bbls)	819,670	358,049	190,151

Total Production (Mcfe)[2]	29,204,457	20,242,244	10,059,414
Oil Average Sales Price	$89.91	$78.83	$76.91
Natural Gas Average Sales Price	$3.71	$2.94	$4.28
NGL Average Sales Price	$48.66	$42.60	$53.66
Average Production Cost per Mcfe[3]	$1.25	$1.23	$1.10

Illinois Region:
Revenue	$74,377	$65,314	$63,435
Oil Production (Bbls)	774,285	719,191	693,409

Total Production (Bbls)	774,285	719,191	693,409
Oil Average Sales Price	$96.06	$90.82	$91.48
Average Production Cost per Bbl[3]	$31.21	$30.71	$29.36

Total Company[2]
Revenue	$213,919	$134,574	$111,879
Oil Production (Bbls)	914,232	732,066	694,452
Natural Gas Production (Mcf)	23,446,755	18,016,700	8,912,250
NGL Production (Bbls)	819,670	358,049	190,151

Total Production (Mcfe)[2]	33,850,167	24,557,390	14,219,868
Oil Average Sales Price	$95.12	$90.61	$91.46
Natural Gas Average Sales Price	$3.71	$2.94	$4.28
NGL Average Sales Price	$48.66	$42.60	$53.66
Average Production Cost per Mcfe[3]	$1.81	$1.91	$2.30

[1]	Primarily consists of condensate.
[2]	Oil and NGLs are converted at the rate of one BOE to six Mcfe.
[3]	Excludes ad valorem and severance taxes.

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

Employees

As of December 31, 2013, we had 298 full-time employees, 159 of whom were field personnel. No employees are represented by a labor union or covered by any collective bargaining arrangement. We believe that our relations with our employees are good. We regularly utilize independent consultants and contractors to perform various professional services, particularly in the areas of drilling, completion, field services, oil and gas leasing and on-site production operation services.

Marketing and Customers

We market nearly all of our oil production from the properties that we operate in the Illinois Basin for both our interest and that of the other working interest owners and royalty owners. The majority of our oil is stored at well site tanks and sold to CountryMark Cooperative, LLP (“CountryMark”), a local refinery. Purchasers, including CountryMark, purchase our oil at our tank facilities and truck the oil to their refinery facilities. The revenue that we derived from our sales to CountryMark constituted approximately 34.5% of our oil, NGL and natural gas revenue from continuing operations in 2013. As such, we are currently significantly dependent on the creditworthiness of CountryMark. We have taken steps to monitor the creditworthiness of CountryMark, including obtaining a letter of credit corresponding to a significant portion of its projected monthly revenue.

In December 2009, we entered into a Master Crude Purchase Agreement (the “Master Crude Purchase Agreement”) with CountryMark that became effective as of January 1, 2010. Under the terms of the agreement, we agreed to sell, supply and deliver to CountryMark, and CountryMark agreed to receive and purchase from us, crude oil pursuant to purchase and sale order confirmations that we and CountryMark may enter into from time to time. Under the agreement, until we enter into a confirmation with CountryMark, neither party is under an obligation to purchase or sell any crude oil. The Master Crude Purchase Agreement provides that the term will automatically be extended for additional one-year periods unless, prior to October 1 of each year, either party gives written notice to the other. We have historically entered into confirmations for approximately one-year periods, although the terms of the confirmations have varied. For 2013, we entered into a confirmation with CountryMark, under which CountryMark purchased substantially all of the crude oil that we produced in 2013 in the Illinois Basin. That confirmation extends to purchases through December 2015. The confirmation does not obligate us to provide a specific volume of crude oil, and as of December 31, 2013, we were not committed to any delivery levels with CountryMark or any other party. In addition to the arrangements with CountryMark, we also have an offload facility at a nearby crude oil pipeline that Marathon Oil Corp. (“Marathon”) operates that has enabled us to diversify our purchasers in the Illinois Basin.

In the Appalachian Basin, our natural gas producing properties are located near existing pipeline systems and processing infrastructure. We have firm commitments to sell approximately 90,000 gross MMBTU per day in our Butler County, Pennsylvania operating area for our working interest and that of our working interest partners. Additionally in Butler County, Pennsylvania, we have firm processing commitments for our liquids-rich gas totaling 90,000 gross MMBTU per day as of December 31, 2013, and increasing to 190,000 gross MMBTU per day by November 2015. In Ohio, we have a marketing agreement in place with BP Energy for 14,000 MMBtu per day, which is expected to commence during the fourth quarter of 2014. We also have a transportation agreement with Blue Racer Midstream requiring minimum daily quantities for the gathering and transport of approximately 10,000 MMBTU of natural gas beginning on or around January 1, 2015. We have a number of additional processing and marketing arrangements in place for our Ohio production, but those arrangements do not commit us to definite volumes or other obligations.

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

Governmental Regulations

Our oil and natural gas exploration, production, and related operations are subject to extensive statutory and regulatory oversight by federal, state, tribal and local authorities. We must, for example, obtain drilling permits, post bonds for drilling, operating, and reclamation, and submit various reports. The following activities are also subject to regulation: the location of wells, the method of drilling, completion and operating wells, secondary and enhanced oil recovery projects, notice to surface owners and third parties, the surface development, use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, temporary storage tank operations, air emissions from flaring, compression and access roads, the impoundment of water, the manner and extent of earth disturbances, air emissions, sour gas management, the disposal of fluids used in connection with operations, and the calculation and distribution of royalty payments and production taxes. We must also comply with statutes and regulations addressing conservation matters, including the size of drilling and spacing units, or proration units, the number of wells that may be drilled in an area, the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production. Failure to comply with any of these requirements can result in substantial monetary penalties or lease cancellation, and in certain cases, criminal prosecution. Finally, in the past tribal and local authorities have imposed moratoria or other restrictions on exploration and production activities that must be addressed before those activities can proceed. Moreover most states impose a production, ad valorem or severance tax with respect to production and sale of oil or natural gas within its jurisdiction.

The increasing regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our production rates. However, these burdens generally do not affect us differently or to any greater or lesser extent than they affect others in our industry with similar types, quantities and locations of production. Additional proposals or proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commision (“FERC”), and the courts. Implementation of such proposals could increase the regulatory burden and potential for financial sanctions for non-compliance. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. We may be required to make significant expenditures to comply with governmental laws and regulations, which could have a material adverse effect on our business, financial condition and results of operations.

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

The FERC regulates interstate natural gas transportation rates and service conditions. Its regulations affect the marketing of natural gas produced by us, as well as the revenues that may be received by us for sales of such production. Since the mid-1980s, FERC has issued a series of orders, collectively, Order 636, that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other services such pipelines previously performed. One of FERC’s purposes in issuing Order 636 was to increase competition within the natural gas industry. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines’ traditional role as wholesalers of natural gas in favor of providing only storage and transportation services, and has substantially increased competition and volatility in natural gas markets.

The price we receive from the sale of oil and NGLs will be affected by the cost of transporting products to markets. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, index such rates to inflation, subject to certain conditions and limitations. We are unable to predict the effect, if any, of these regulations on our intended operations. The regulations may, however, increase transportation costs or reduce well head prices for oil and NGLs.

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

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection and the discharge of materials into the environment. These laws and regulations:

•	require the acquisition of permits or other authorizations before construction, drilling and certain other of our activities;

•	limit or prohibit construction, drilling and other activities on specified lands within wetlands, endangered species habitat, wilderness and other protected areas; and

•	impose substantial liabilities for pollution that may result from our operations;

•	require the installation of pollution control equipment in connection with operations;

•	place restrictions or regulations upon the use or disposal of the material utilized in our operations;

•	restrict the types, quantities and concentrations of various substances that can be released into the environment or used in connection with drilling, production and transportation activities;

•	require remedial measures to mitigate pollution from former and ongoing operations, such as site restoration, pit closure and plugging of abandoned wells; and

•	require the expenditure of significant amounts in connection with worker health and safety.

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce environmental laws and regulations, and violations may result in administrative or civil penalties, injunctions or even criminal penalties. Some states continue to adopt new regulations and permit requirements, which may impede or delay our operations or increase our costs. We believe that we are in substantial compliance with current applicable environmental laws and regulations, and, except for those matters described in “Item 3. Legal Proceedings,” have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, the trend in environmental legislation and regulation generally is toward stricter standards, and we expect that this trend will continue. Changes in existing environmental laws and regulations or in interpretations of these laws and regulations could have a significant impact on us, as well as the oil and natural gas industry as a whole.

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

The Comprehensive Environmental, Response, Compensation, and Liability Act, as amended (“CERCLA”), and comparable state statutes impose strict liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at these sites. The definition of “hazardous substances” excludes “petroleum, including crude oil and any fraction thereof.” Nevertheless, non-excluded hazardous substances can be present at sites of oil and gas operations. Liability under CERCLA may be joint and several and includes liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment.

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

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly reporting, waste handling, storage, transport, disposal, or cleanup requirements could materially adversely affect our operations and financial position, as well as those of the oil and gas industry in general. For example, recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. While the U.S. Congress has, from time to time, considered climate change-related legislation to reduce greenhouse gas emissions, there has not been significant activity in the form of adopted legislation to reduce greenhouse gas emissions at the federal level in recent years. In the absence of such federal legislation, a number of states have passed laws, adopted regulations or undertaken regulatory initiatives to reduce the emission of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Although it is not possible at this time to predict whether or when the U.S. Congress may act on climate change legislation or how federal legislation may be reconciled with state and regional requirements, any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions could require us to incur increased operating costs and could adversely affect demand for the oil, natural gas and NGLs that we produce.

In 2007, the U.S. Supreme Court held in Massachusetts, et al. v. EPA that greenhouse gas emissions may be regulated as an “air pollutant” under the federal Clean Air Act. In response to findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes, the EPA adopted regulations that restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. The EPA has issued regulations that, among other things, require a reduction in emissions of greenhouse gases from motor vehicles and that impose greenhouse gas emission limitations in Clean Air Act permits for certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. On November 9, 2010 the EPA expanded its greenhouse reporting rule to include onshore petroleum and natural gas production, processing, transmission, storage, and distribution facilities. Under these rules, reporting of greenhouse gas emissions from such facilities is required on an annual basis, and the first reports became due in September 2012 for emissions occurring in 2011.

In addition to federal laws and regulations, the various states where we operate have enacted their own environmental laws and regulations. As an example, in 2012, Pennsylvania enacted legislation, known as Act 13, which established more stringent environmental standards. Among other changes, Act 13 required disclosure of chemicals used in hydraulic fracturing, extended the setback requirements for unconventional wells, restricted well site locations in certain areas such as floodplains, established new spill containment requirements, and authorized local governments to adopt impact fees. Certain provisions of Act 13 have been challenged in court and struck down, and we cannot predict whether it will be amended or replaced, or how or to what extent any additional rules or regulations adopted under Act 13 will affect our operations in Pennsylvania.

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

Available Information

We maintain an internet website under the name “www.rexenergy.com.” We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission (“SEC”). Our Corporate Governance Policy, the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, and the Code of Business Conduct and Ethics for directors, officers, employees and financial officers are also available on our website and in print to any stockholder who provides a written request to the Corporate Secretary at 366 Walker Drive, State College, PA 16801. Information contained on or connected to our website is not incorporated by reference into this report and should not be considered part of this report or any other filing that we make with the SEC.

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

The prices we receive for our oil, NGL and natural gas production heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities, and therefore their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•	changes in global supply and demand for oil, NGLs and natural gas;

•	the condition of the U.S. and global economy impacting the global supply and demand for oil, NGLs and natural gas;

•	the actions of certain foreign states;

•	the price and quantity of imports of foreign oil and natural gas;

•	political conditions, including embargoes, in or affecting other oil producing activities;

•	the level of global oil and natural gas exploration and production activity;

•	the level of global oil and natural gas inventories;

•	production or pricing decisions made by the Organization of Petroleum Exporting Countries;

•	weather conditions;

•

availability of limited refining facilities in the Illinois Basin reducing competition and resulting in lower regional oil prices than in other U.S. oil producing regions and other factors that result in differentials to benchmark prices;

•	technological advances affecting energy consumption;

•	effect of energy conservation efforts; and

•	the price and availability of alternative fuels.

Furthermore, oil and natural gas prices continued to be volatile in 2013. For example, the NYMEX oil prices in 2013 ranged from a high of $110.62 to a low of $86.65 per Bbl and the NYMEX natural gas prices in 2013 ranged from a high of $4.52 to a low of $3.08 per MMBtu.

In addition, substantially all of our production is sold to purchasers at prices that reflect a discount to other relevant benchmark prices, such as WTI NYMEX. The difference between a benchmark price and the price we reference in our sales contracts is called a basis differential. Basis differentials result from variances in regional prices compared to benchmark prices as a result of regional supply and demand factors. We may experience differentials to benchmark prices in the future, which may be material.

Lower oil, NGL and natural gas prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of oil, NGLs and natural gas that we can produce economically. The higher operating costs associated with many of our oil fields will make our profitability more sensitive to oil price declines. A sustained decline in oil, NGL or natural gas prices, or a further increase in our negative differentials, may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

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

Part of our strategy involves using some of the latest available horizontal drilling and completion techniques, which involve risks and uncertainties in their application.

Our operations involve utilizing some of the latest drilling and completion techniques as developed by us and our service providers. Risks that we face while drilling horizontal wells include, but are not limited to, the following:

•	landing our wellbore in the desired drilling zone;

•	staying in the desired drilling zone while drilling horizontally through the formation;

•	running our casing the entire length of the wellbore; and

•	being able to run tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing our wells include, but are not limited to, the following:

•	the ability to fracture stimulate the planned number of stages;

•	the ability to run tools the entire length of the wellbore during completion operations; and

•	the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

The results of our drilling in new or emerging formations are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer or emerging formations and areas have limited or no production history and, consequently, we are more limited in assessing future drilling results in these areas. If our drilling results are less than anticipated, the return on our investment for a particular project may not be as attractive as we anticipated and we could incur material write-downs of unevaluated properties and the value of our undeveloped acreage could decline in the future.

Our development and exploration operations require substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a loss of properties and a decline in our oil and natural gas reserves.

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration for, and development, production and acquisition of, oil and natural gas reserves. For 2014, we have budgeted $350.0—$365.0 million for capital expenditures for development and exploration activities in the Appalachian and Illinois Basins. To date, we have financed capital expenditures primarily with proceeds from bank borrowings, cash generated by operations, public stock offerings, high-yield bond offerings, sales of non-core assets and joint venture agreements.

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

We had approximately $418.9 million of outstanding indebtedness at December 31, 2013. We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including under our revolving credit facility. At December 31, 2013, our $500 million revolving credit facility had a borrowing base of $325.0 million for secured borrowings, subject to periodic borrowing base redeterminations.

As a result of our indebtedness, we will need to use a portion of our cash flow to pay interest, which will reduce the amount we will have available to fund our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate. Our indebtedness under our revolving credit facility is at a variable interest rate, and so a rise in interest rates will generate greater interest expense to the extent we do not have applicable interest rate fluctuation hedges. The amount of our debt may also cause us to be more vulnerable to economic downturns and adverse developments in our business.

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

Approximately 58.1% of our total estimated proved reserves were classified as proved undeveloped as of December 31, 2013. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling. Our reserve data assumes that we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove correct. We estimate that approximately $517.9 million in capital expenditures will be required over the next five years to develop our total proved undeveloped reserves. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic, potentially resulting in impairment. In addition, delays in the development of reserves could cause us to have to reclassify our estimated proved reserves as unproved reserves. Any such writeoffs of our reserves could reduce our ability to borrow money and could reduce the value of our securities.

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

If we are unable to acquire adequate supplies of water for our drilling operations or are unable to dispose of the water we use at a reasonable cost and within applicable environmental rules, our ability to produce natural gas, NGLs and condensate commercially and in commercial quantities could be impaired.

We use between four and six million gallons of water per well in our well completion operations in the Appalachian Basin. Our inability to locate sufficient amounts of water, or dispose of water after drilling, could adversely impact our operations. Moreover, the adoption and implementation of new environmental regulations could result in restrictions on our ability to conduct certain operations such as hydraulic fracturing or the imposition of new requirements pertaining to the management and disposal of wastes generated by our operations, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas, NGLs and condensate. Furthermore, new environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may also increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, all of which could adversely affect our financial condition and results of operations.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and drilling and completion services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget

We may, from time to time, encounter difficulty in obtaining, or an increase in the cost of securing, drilling rigs, equipment, services and supplies. In addition, larger producers may be more likely to secure access to such equipment and services by offering more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, our ability to convert our reserves into cash flow could be delayed and the cost of producing those reserves could increase significantly, which would adversely affect our financial condition and results of operations.

Federal, state and local regulation of hydraulic fracturing could result in increased costs and additional restrictions or delays

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We commonly use hydraulic fracturing as part of our operations. Increased regulation of hydraulic fracturing may adversely impact our business, financial condition, and results of operations. The federal Safe Drinking Water Act (“SDWA”) regulates the underground injection of substances through the Underground Injection Control Program (“UIC”). The hydraulic fracturing process is typically regulated by state oil and natural gas commissions; however, the Environmental Protection Agency (“EPA”) has asserted federal regulatory authority over certain hydraulic fracturing activities involving the use of diesel under the SDWA’s UIC program. On February 12, 2014, the EPA released an “interpretative memorandum” providing technical recommendations for implementing UIC requirements for hydraulic fracturing activities using diesel fuels. In this guidance document, the EPA expansively defined the term “diesel” to include hydrocarbons such as kerosene that have not typically been considered to be diesel. In addition, legislation has been introduced in prior sessions of Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of chemicals used in the hydraulic fracturing process. Also, many state governments, including Pennsylvania and Ohio, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, well construction, and operational requirements on hydraulic fracturing operations or otherwise seek to temporarily or permanently ban fracturing activities. In addition to state laws, local land use restrictions, such as city ordinances, zoning laws, and traffic regulations may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. In December 2012, the EPA issued an update stating that draft results of the study would be available for peer review in 2014. In the interim, however, the EPA has utilized existing statutory authority under the SDWA, the Clean Water Act (“CWA”), Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and the Clean Air Act (“CAA”) to investigate, order actions, and potentially pursue penalties against some oil and natural gas producers where EPA believes their activities may have impacted the air or groundwater. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. On April 13, 2012, President Obama issued an executive order creating a task force to coordinate federal oversight over domestic natural gas production and hydraulic fracturing. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

To our knowledge, there have been no citations or contamination of potable drinking water arising from our fracturing operations. We do not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations; however, we believe our general liability, excess liability, and pollution insurance policies would cover third-party claims related to hydraulic fracturing operations and associated legal expenses in accordance with, and subject to, the terms of such policies.

If our access to markets is restricted, it could negatively impact our production, our income and ultimately our ability to retain our leases. Our ability to sell our oil, NGLs, and natural gas (including ethane) and/or receive market prices for our oil, NGLs and natural gas may be adversely affected by pipeline and gathering system capacity constraints.

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

A portion of our natural gas, NGL and oil production in any region may be interrupted, or shut in, from time to time for numerous reasons, including as a result of weather conditions, accidents, loss of pipeline or gathering system access, field labor issues or strikes, or we might voluntarily curtail production in response to market conditions. If a substantial amount of our production is interrupted at the same time, it could temporarily adversely affect our cash flow. Additionally, while current capacity is sufficient for near-term ethane sales, additional commitments or future infrastructure may be needed in the future in order to meet the ethane sales contemplated by our estimated proved reserves.

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

All of the value of our production and reserves is concentrated in the Appalachian Basin and Illinois Basin. Because of this concentration, any production problems or changes in assumptions affecting our proved reserve estimates related to these areas could have a material adverse impact to our business

For the year ended December 31, 2013, approximately 86.3% of our net production came from the Appalachian Basin and 13.7% came from the Illinois Basin. As of December 31, 2013, approximately 94.3% of our estimated proved reserves were located in the fields that comprise the Appalachian Basin and 5.7% of our estimated proved reserves were located in fields that comprise the Illinois Basin. If mechanical problems, weather conditions or other events were to curtail a substantial portion of the production in one or both of these regions, our cash flow would be adversely affected. If ultimate production associated with these properties is less than our estimated reserves, or changes in pricing, cost or recovery assumptions in the area results in a downward revision of any estimated reserves in these properties, our business, financial condition and results of operations could be adversely affected.

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

In December 2009, the EPA published its findings that emissions of greenhouse gases (“GHGs”) present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic conditions. Based on these findings, in 2010 the EPA adopted two sets of regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, including one that requires a reduction in emissions of GHGs from motor vehicles and another that requires certain construction and operating permit reviews for GHG emissions from certain large stationary sources. The stationary source final rule addresses the permitting of GHG emissions from stationary sources under the Clean Air Act Prevention of Significant Deterioration, or PSD, construction and Title V operating permit programs, pursuant to which these permit programs have been “tailored” to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. In addition, in November 2010, the EPA issued a final rule requiring companies to report certain greenhouse gas emissions from oil and natural gas facilities. On July 19, 2011, the EPA amended the oil and natural gas facility greenhouse gas reporting rule to require reporting. Under this rule, initial reports became due in September 2012. We believe that we are in substantial compliance with these reporting obligations. The EPA has indicated that it will use GHG reporting data in considering whether to initiate further rulemaking to establish GHG emissions limits. Further, in April 2012 the EPA issued final New Source Performance Standards and National Emission Standards for Air Pollutants. This rule requires all new hydraulically-fractured wells to reduce emissions of Volatile Organic Compounds through “green completions.” The rule is designed to reduce GHG emissions during well completions. The rule does, however, provide a transition period that ends January 1, 2015, during which operators will have the option of flaring emissions instead of using “green completion” technologies. Also, Congress has from time to time considered legislation to reduce emissions of GHGs, and almost one-half of the states already have taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise restricts emissions of GHGs from our equipment and operations could require us to incur significant added costs to reduce emissions of GHGs or could adversely affect demand for the oil, natural gas and NGLs we produce. Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate change that could have significant physical effect, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse effect on our assets and operations.

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

While Pennsylvania has historically not imposed a severance tax (relating to the extraction of natural gas), with a focus on its budget deficit and the increasing exploration of the Marcellus Shale, various legislation has been proposed since 2008. In February 2012, Pennsylvania implemented an impact fee. This new law imposed an impact fee on all unconventional wells drilled in the Commonwealth of Pennsylvania in counties that elected to impose the fee. The fee, which changes from year to year, is based on the average annual price of natural gas as determined by the NYMEX price, as reported by the Wall Street Journal for the last trading day of each calendar month. Based upon natural gas prices for 2013, operators will pay $45,000 per unconventional horizontal well. Unconventional vertical wells will pay a fee equal to twenty percent of the horizontal well fee and the impact fee will not apply to any unconventional vertical well that produces less than 90 Mcf per day. The payment structure for the impact fee makes the fee due the year after an unconventional well is spudded and the fee will continue for 15 years for a horizontal well and 10 years for a vertical well.

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

We have entered into, and we expect to enter into in the future, oil and gas financial derivative arrangements corresponding to a significant portion of our oil and natural gas production. Many derivative instruments that we employ require us to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting our ability to realize the benefit of increases in oil and natural gas prices. We received net payments of $7.1 million related to our commodity derivative instruments for the year ended December 31, 2013.

If our actual production and sales for any period are less than the corresponding volume of derivative contracts for that period (including reductions in production due to operational delays), or if we are unable to perform our activities as planned, we might be forced to satisfy all or a portion of our derivative obligations without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity. In addition, our oil and gas financial derivative activities can result in substantial losses. Such losses could occur under various circumstances, including any circumstance in which a counterparty does not perform its obligations under the applicable derivative arrangement, the arrangement is imperfect or our derivative policies and procedures are not followed or do not work as planned. Under the terms of our revolving credit facility the percentage of our total production volumes with respect to which we will be allowed to enter into derivative contracts is limited, and we therefore retain the risk of a price decrease for our remaining production volume.

The standardized measure and PV-10 of our estimated reserves included in this report should not be considered as the current fair value of the estimated oil and natural gas reserves attributable to our properties.

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

Based on December 31, 2013 reserve estimates, we project that a 10% decline in the price per barrel of oil, price per barrel of NGLs and the price per Mcf of gas from average 2013 prices would reduce our gross revenues, before the effects of derivatives, for the year ending December 31, 2014 by approximately $30.1 million.

We depend on a relatively small number of purchasers for a substantial portion of our revenue. The inability of one or more of our purchasers to meet their obligations may adversely affect our financial results.

We derive a significant amount of our revenue from sales to a relatively small number of purchasers. Approximately 83.9% of our commodity sales from continuing operations as of December 31, 2013 were due from four customers, with the largest single customer accounting for 34.5%. If we were unable to continue to sell our oil, NGLs, or natural gas to these key customers, or to offset any reduction in sales to these customers by additional sales to our other customers, it could adversely affect our financial condition and results of operations. These companies may not provide the same level of our revenue in the future for a variety of reasons, including their lack of funding, a strategic shift on their part in moving to different geographic areas in which we do not operate or our failure to meet their performance criteria. The loss of all or a significant part of this revenue would adversely affect our financial condition and results of operations.

Our business may suffer if we lose key personnel.

Our operations depend on the continuing efforts of our executive officers and senior management. Our business or prospects could be adversely affected if any of these persons do not continue in their management role with us and we are unable to attract and retain qualified replacements. Additionally, we do not carry key person insurance for any of our executive officers or senior management.

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

Changes in tax laws may adversely affect our results of operations and cash flows.

The administration of President Obama has made budget proposals which, if enacted into law by Congress, would potentially increase and accelerate the payment of U.S. federal income taxes by independent producers of oil and natural gas. Proposals have included, but have not been limited to, repealing the enhanced oil recovery credit, repealing the credit for oil and natural gas produced from marginal wells, repealing the expensing of intangible drilling costs (“IDCs”), repealing the deduction for the cost of qualified tertiary expenses, repealing the exception to the passive loss limitation for working interests in oil and natural gas properties, repealing the percentage depletion allowance, repealing the manufacturing tax deduction for oil and natural gas companies, and increasing the amortization period of geological and geophysical expenses. Legislation which would have implemented the proposed changes has been introduced but not enacted. It is unclear whether legislation supporting any of the above described proposals, or designed to accomplish similar objectives, will be introduced or, if introduced, would be enacted into law, or, if enacted, how soon resulting changes would become effective. However, the passage of any legislation designed to implement changes in the U.S. federal income tax laws similar to the changes included in the budget proposals offered by the Obama administration could eliminate certain tax deductions currently available with respect to oil and natural gas exploration and development, and any such changes (i) could make it more costly for us to explore for and develop our oil and natural gas resources and (ii) could negatively affect our financial condition and results of operations.

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

Conservation measures and technological advances could reduce demand for oil and natural gas.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In the future we may issue our previously authorized and unissued securities, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our amended and restated certificate of incorporation to issue 100,000,000 shares of common stock and 100,000 shares of preferred stock with such designations, preferences, and rights as may be determined by our board of directors. As of February 27, 2014, there were 54,180,193 shares of our common stock issued and outstanding and there were no shares of our preferred stock issued and outstanding.

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

Our amended and restated certificate of incorporation, amended and restated bylaws, and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors and our Chairman and other executive officers, who collectively beneficially own approximately 11% of the outstanding shares of our common stock as of February 27, 2014.

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

As of February 27, 2014, our board of directors, including Lance T. Shaner, our Chairman, and our other executive officers collectively own approximately 11% of the outstanding shares of our common stock. Although this is not a majority of our outstanding common stock, these stockholders, acting together, will have the ability to exert influence over all matters requiring stockholder approval, including the election and removal of directors, any proposed merger, consolidation, or sale of all or substantially all of our assets and other corporate transactions.

The provisions in our amended and restated certificate of incorporation and amended and restated bylaws and under Delaware law, and the ownership of our common stock by our Chairman and other executive officers, could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock.

Because we have no plans to pay dividends on our common stock, stockholders must look solely to appreciation of our common stock to realize a gain on their investments.

We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities. In addition, our revolving credit facility limits the payment of dividends without the prior written consent of the lenders. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of the date of this filing, we have no unresolved comments from the staff of the SEC.

ITEM 2.	PROPERTIES

The table below summarizes certain data for our core operating areas at December 31, 2013:

	Average Daily Production (MMcfe per day)	Total Production (MMcfe)	Percentage of Total Production	Total Estimated Proved Reserves (Bcfe)	Percentage of Total Estimated Proved Reserves
Appalachian Basin	80.0	29,204.4	86.3%	801.7	94.3%
Illinois Basin	12.7	4,645.7	13.7%	48.1	5.7%

Total	92.7	33,850.2	100.0%	849.8	100.0%

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

Appalachian Basin

As of December 31, 2013, we owned an interest in approximately 568 producing natural gas wells in the Appalachian Basin, located predominantly in Pennsylvania and Ohio. In addition to our producing wells in the basin, we own 136.0 gross PUD drilling locations with total reserves of 489.1 Bcfe, and one location with proved developed non-producing reserves totaling 4.3 Bcfe. At December 31, 2013, we had approximately 183,400 gross (113,600 net) acres in the Appalachian Basin under lease, of which 95,300 gross (68,600 net) acres were undeveloped. Of our total acreage holdings in the Appalachian Basin, we believe that approximately 78,900 gross (54,600 net) acres are prospective for three producing horizons, including the Marcellus, Utica and Burkett. Reserves at December 31, 2013 increased 238.5 Bcfe, or 42.4%, from 2012 due primarily to our successful drilling and exploration.

Capital expenditures in 2013 for drilling and facility development totaled $195.1 million, which funded the drilling of 42.0 gross (29.7 net) wells. During the year, we placed into service 47.0 gross (31.7 net) wells and had an inventory of 22.0 gross (15.6 net) wells awaiting completion or a pipeline connection. Our plans for 2014 have allocated approximately $320.0 million in capital expenditures to our Marcellus, Utica and Burkett Shale project areas.

Marcellus Shale

As of December 31, 2013, we had interests in approximately 130,400 gross (72,900 net) Marcellus Shale prospective acres in areas of Pennsylvania, and we continue to expand our position by strategically filling in key pieces of acreage to complete drilling units. Our total acreage holdings include approximately 78,900 gross (54,600 net) acres that we believe to be prospective for liquid-rich Marcellus production. During 2013, we drilled, or participated in the drilling of 25.0 gross (14.8 net) Marcellus Shale wells and placed into service 28.0 gross (16.6 net) Marcellus Shale wells. Our estimated proved reserves related to the Marcellus Shale as of December 31, 2013, totaled approximately 677.0 Bcfe, including 120.0 PUD locations with estimated proved reserves of 433.3 Bcfe and one proved non-developed location with estimated proved reserves of 4.3 Bcfe.

We are a party to two joint ventures in Pennsylvania, our primary source for Marcellus production. The first joint venture, for which we serve as the operator, in our Butler County, Pennsylvania operating area is with Summit Discovery Resources II, LLC and Sumitomo Corporation (collectively “Sumitomo”). This joint venture covers an area of mutual interest in Butler, Beaver and Lawrence Counties, Pennsylvania. Our working interest in the area of mutual interest is approximately 70.0%. The second joint venture in our Westmoreland and Clearfield Counties, Pennsylvania project areas is with WPX Energy San Juan, LLC and Williams Production Appalachia, LLC (collectively “WPX”), with WPX serving as the operator. Our working interest in this area of mutual interest is approximately 40.0%.

Utica Shale

As of December 31, 2013, we had under lease approximately 124,500 gross (88,000 net) acres prospective for the Utica Shale in Ohio and Pennsylvania. In Ohio, our holdings comprise approximately 24,300 gross (21,300 net) acres which we believe to be prospective for liquids-rich production. In Pennsylvania, we estimate that much of our acreage in Butler County is prospective for dry gas Utica Shale production as well as acreage in some other non-core areas of the state. As of December 31, 2013, we estimate Utica Shale acreage holdings in Pennsylvania of approximately 100,200 gross (66,800 net) acres. During 2013, we drilled 14.0 gross (12.8 net) Utica Shale wells and placed into service 13.0 gross (10.9 net) Utica Shale wells. Our estimated proved reserves related to the Utica Shale as of December 31, 2013, totaled approximately 79.7 Bcfe, including 11.0 PUD locations with estimated proved reserves of 36.5 Bcfe.

We are a party to one joint venture in Ohio related to our Utica Shale development. This joint venture, for which we serve as the operator, is with MFC Drilling, Inc. and covers an area of mutual interest in Belmont, Guernsey and Noble Counties, Ohio. Our average working interest in these areas is approximately 62.5%.

Burkett Shale

As of December 31, 2013, we had under lease approximately 78,900 gross (54,600 Net) acres prospective for the liquids-rich Upper Burkett Shale in Pennsylvania. During 2013, we drilled three gross (2.1 net) Burkett Shale wells and placed into service six gross (4.2 net) Burkett Shale wells. Our estimated proved reserves related to the Burkett Shale as of December 31, 2013, totaled approximately 42.3 Bcfe, including five PUD locations with estimated proved reserves of 19.3 Bcfe.

Illinois Basin

In the Illinois Basin, we own an interest in 1,231 oil wells. We have approximately 83,700 (65,200 net) acres owned and under lease.

Total estimated proved reserves in the Illinois Basin decreased approximately 6.8 Bcfe, or 12.3%, to approximately 48.1 Bcfe at December 31, 2013 when compared to year-end 2012, which was primarily due to downward revisions on certain conventional oil properties in the Basin. Annual production increased 7.7% from

2012. Capital expenditures in 2013 for drilling and facility improvements in the region were approximately $65.0 million, which funded the drilling of 19.0 gross (19.0 net) wells, the recompletion of 11.0 gross (11.0 net) wells and the placement into service of 29.0 gross (29.0 net) wells. These expenditures also covered work performed in the basin designed to optimize our secondary waterflood operations whereby we stabilized declining production. Capital expenditures for drilling and facilities development for the Lawrence Field ASP Flood Project totaled approximately $4.2 million.

During 2013, we continued with our conventional oil development program and completed our first two horizontal wells in the Illinois Basin, which had peak 24-hour rates ranging from 251.0 to 367.0 gross bopd. We are continuing to delineate our acreage and have a 2014 capital budget of $45.0 million which contemplates the drilling of 11.0 gross (11.0 net) wells and the recompletion of 20.0 gross (20.0 net) wells.

Lawrence Field ASP Flood Project

We currently own and operate 21.2 square miles (approximately 13,000 net acres) of the Lawrence Field. The Cypress (Mississippian) and the Bridgeport (Pennsylvanian) sandstones are the major producing horizons in the field.

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

During 2008 and 2009, we completed two four acre pilot tests, one each in the Bridgeport and Cypress sandstones. Both of the pilots demonstrated a response to the chemical injection, as indicated by an increase in both oil production and the oil cut ratio. Each pilot area had individual wells whose oil cut exceeded 10% after the initial response; whereas the oil cuts for both pilots at the time ASP injection was initiated were less than 1%. During 2010, we commenced chemical injection into our 15-acre Middagh ASP pilot unit and received initial and peak response during 2011, with oil cuts increasing from 1% to approximately 12%, and several wells peaking at an oil cut of 17%. We are continuing to move forward with ASP expansion with the 58-acre Perkins-Smith project area. ASP injection into the Perkins-Smith occurred in June 2012, with initial production response expected in mid-2014. As of December 31, 2013, our Perkins-Smith and Delta Units accounted for approximately 709.1 Mbbls of our PUD reserves.

We are in the process of identifying the next ASP flood units in the Bridgeport and Cypress sands. Depending on the size of each flood unit, it is anticipated that initial response time from the chemical injection date will be approximately 10 to 12 months and the time to peak response will be approximately 24 to 30 months.

Estimated Proved Reserves

For estimated proved reserves as of December 31, 2013, proved locations were identified, assessed and justified using the evaluation methods of performance analysis, volumetric analysis and analogy. In addition, reliable technologies were used to support a select number of undeveloped locations in the Marcellus and Utica Shale Regions. Within the Marcellus and Utica Shale Regions, we used both public and proprietary geologic data to establish continuity of the formation and its producing properties. This data included performance data, seismic data, micro-seismic analysis, open hole log information and petro-physical analysis of the log data, mud logs, log cross-sections, gas sample analysis, drill cutting samples, measurements of total organic content, thermal maturity and statistical analysis. In our development area, these data demonstrated consistent and continuous reservoir characteristics.

The following table sets forth our estimated proved reserves as defined in Rule 4.10(a) of Regulation S-X and Item 1200 of Regulation S-K:

Category	Net Reserves
	Oil (Barrels)	NGLs (Barrels)	Gas (Mcf)
Proved Developed	7,378,400	16,062,000	209,326,500
Proved Developed Non-Producing	364,100	260,500	2,734,900
Proved Undeveloped	877,100	29,808,200	309,221,400

Total Proved	8,619,600	46,130,700	521,282,800

All of our reserves are located within the continental United States. Reserve estimates are inherently imprecise and remain subject to revisions based on production history, results of additional exploration and development, prices of oil and natural gas and other factors. Please read “Item 1A.—Risk Factors—Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves.” You should also read the notes following the table below and our Consolidated Financial Statements for the year ended December 31, 2013 in conjunction with our reserve estimates.

The following table sets forth our estimated proved reserves at the end of each of the past three years:

	2013	2012	2011
Description
Proved Developed Reserves
Oil (Bbls)	7,742,500	9,216,100	8,181,200
Natural Gas (Mcf)	212,061,400	141,754,600	110,853,300
NGLs (Bbls)	16,322,500	10,143,700	2,218,420
Proved Undeveloped Reserves
Oil (Bbls)	877,100	159,700	—
Natural Gas (Mcf)	309,221,400	229,961,200	163,439,000
NGLs (Bbls)	29,808,200	21,536,200	4,916,380
Total Estimated Proved Reserves (Mcfe)[1,2,3]	849,784,800	618,050,000	366,188,300
PV-10 Value (millions)[2,4]	$668.7	$500.5	$539.6
Standardized Measure (millions)[2]	$529.1	$396.1	$413.9

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
[4]

PV-10, a non-GAAP measure, represents the present value, discounted at 10% per annum of estimated future cash flows of our estimated proved reserves before income tax and asset retirement obligations. The estimated future cash flows set forth above were determined by using reserve quantities of estimated proved reserves and the periods in which they are expected to be developed and produced based on prevailing economic conditions. The estimated future production is priced based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period January through December 2013, using $94.28 per barrel of oil, $26.37 per barrel of NGLs and $3.588 per Mcf of natural gas, as adjusted by lease for transportation fees and regional price differentials. Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. For an explanation of why we show PV-10 and a reconciliation of PV-10 to the standardized measure of discounted future net cash flow, please read “Item 6. Selected Historical Financial and Operating Data—Non-GAAP Financial Measures.” Please also read “Item 1A. Risk Factors—Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves.”

Proved Undeveloped Reserves (PUDs)

As of December 31, 2013, our PUD reserves totaled 0.9 MMBOE of oil, 29.8 MMBOE of NGLs and 309.2 Bcf of natural gas, for a total of 493.3 Bcfe. The majority of our PUDs at year-end 2013 were associated with the Appalachian Basin. All of these projects are expected to have PUDs convert from undeveloped to developed as these projects begin production and/or production facilities are expanded or upgraded. Changes in PUDs that occurred during the year were due to:

•	conversion of approximately 48.7 Bcfe attributable to PUDs into proved developed reserves;

•

negative revisions of 38.6 Bcfe primarily related to a downward revision in the estimated recoverability of our future ethane production in addition to a normalization of the estimated lateral lengths of our PUD locations; and

•

220.6 Bcfe in PUDs due to extensions and discoveries, which are primarily related to the extension of proved acreage in areas that are prospective for the Marcellus, Utica and Burkett Shale, through our drilling activities. During 2013, we drilled approximately 45.0 gross (37.5 net) wells that were not considered proved in addition to 16.0 gross (11.2 net) wells that were classified as PUDs as of December 31, 2012.

Costs incurred relating to the development of 16.0 gross (11.2 net) PUD locations to proved developed were approximately $37.6 million in 2013. Estimated future development costs relating to the development of our 136.0 gross (85.6 net) PUDs are projected to be approximately $88.1 million in 2014, $114.9 million in 2015, $102.3 million in 2016, $114.6 million in 2017 and $81.2 million in 2018.

All of our PUD drilling locations are scheduled to be drilled within five years of their initial booking, including approximately 14.5% of the total in 2014. Initial production from these PUD locations is expected to begin between 2014 and 2019. We do not have PUD locations associated with reserves that have been booked for longer than five years. Approximately 46.0 gross (31.3 net) PUD locations were booked based on reliable technology. Reliable technologies include the use of both public and proprietary geologic data to establish continuity of the formation and its producing properties. This data includes performance data, seismic data, micro-seismic analysis, open hole log information and petro-physical analysis of the log data, mud logs, log cross-sections, gas sample analysis, drill cutting samples, measurements of total organic content, thermal maturity and statistical analysis. In cases where a producing lateral well has been drilled but not yet fracture stimulated, we use observations from drill cuttings and logs as reliable technology to confirm the resources are likely in place for extraction and to support scheduling the well for fracture stimulation in the near future.

Our estimated proved undeveloped reserves at December 31, 2013, include 30.0 gross (19.5 net) locations and 118.0 Bcfe of estimated proved reserves that were more than one offset away from a producing well. During 2013, we drilled 36.0 gross (26.1 net) wells that were more than one offset away from a producing well. Our estimated proved undeveloped reserves included 21.0 gross (15.7 net) locations that generated positive future net revenue but negative present value discounted at 10%. Net reserve volumes associated with these locations were 65.5 Bcfe (approximately 7.7% of total estimated proved reserves and approximately 13.3% of estimated proved undeveloped reserves). Given our planned operating budget, strategy to hold the acreage by production, and expectations of future commodity prices, we plan to develop these locations over the next five years and therefore have included these locations in our PUD reserves.

The following table summarizes the changes in our proved undeveloped reserves for the year ended December 31, 2013:

Proved Undeveloped Reserves (Mcfe)	For the Year Ended December 31, 2013
Beginning proved undeveloped reserves	360,136,600
Undeveloped reserves converted to developed	(48,742,600)
Revisions	(38,644,100)
Extensions and discoveries	220,583,300

Ending proved undeveloped reserves	493,333,200

Reserve Estimation

Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm, evaluated our reserves on a consolidated basis as of December 31, 2013. At December 31, 2013, these consultants collectively reviewed all of our estimated proved reserves. A copy of the summary reserve report is included as Exhibit 99.1 to this report. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Richard B. Talley, Jr. and Mr. David E. Nice. Mr. Talley has been practicing consulting petroleum engineering at NSAI since 2004. Mr. Talley is a Licensed Professional Engineer in the State of Texas (No. 102425) and has over 15 years of practical experience in petroleum engineering, with over nine years experience in the estimation and evaluation of reserves. He graduated from University of Oklahoma in 1998 with a Bachelor of Science Degree in Mechanical Engineering and from Tulane University in 2001 with a Master of Business Administration Degree. Mr. Nice has been practicing consulting petroleum geology at NSAI since 1998. Mr. Nice is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 346) and has over 28 years of practical experience in petroleum geosciences, with over 15 years experience in the estimation and evaluation of reserves. He graduated from University of Wyoming in 1982 with a Bachelor of Science Degree in Geology and in 1985 with a Master of Science Degree in Geology. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

All of our reserve estimates are reviewed and approved by our Vice President, Reservoir Engineering and our President and Chief Operating Officer. Our Vice President, Reservoir Engineering holds a Bachelor of Science degree in Petroleum Engineering from UIS University, in Columbia, as well as a Masters of Petroleum Engineering from the University of Oklahoma and an M.B.A. from Rice University. He has more than 15 years of experience in reservoir engineering and determining estimated proved reserves under SEC guidelines. Our President and Chief Operating Officer holds a Bachelor of Science degree in Petroleum Engineering from the University of Wyoming and an M.B.A. from Pepperdine University, with approximately 25 years of experience working for companies such as Cano Petroleum, Pioneer Natural Resources and Union Pacific Resources.

Acreage and Productive Wells Summary

The following table sets forth, for our continuing operations, our gross and net acreage of developed and undeveloped oil and natural gas leases and our gross and net productive oil and natural gas wells as of December 31, 2013:

	Undeveloped Acreage[1]		Developed Acreage[2]		Total Acreage		Producing Gas Wells		Producing Oil Wells
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Appalachian Basin
Pennsylvania	70,300	45,100	82,100	40,700	152,400	85,800	555	261	—	—
Ohio	25,000	23,500	6,000	4,300	31,000	27,800	13	11	—	—

Total Appalachian Basin	95,300	68,600	88,100	45,000	183,400	113,600	568	272	—	—
Illinois Basin
Illinois	12,900	5,700	22,900	17,900	35,800	23,600	—	—	1,026	1,017
Indiana	30,400	26,000	16,300	15,100	46,700	41,100	—	—	205	200
Kentucky	—	—	1,200	500	1,200	500	—	—	—	—

Total Illinois Basin	43,300	31,700	40,400	33,500	83,700	65,200	—	—	1,231	1,217

Total	138,600	100,300	128,500	78,500	267,100	178,800	568	272	1,231	1,217

(1)	Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage includes estimated proved reserves.
(2)	Developed acreage is the number of acres allocated or assignable to producing wells or wells capable of production.

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

The following table sets forth, for our continuing operations, the gross and net acres of undeveloped land subject to leases summarized in the preceding table that will expire during the periods indicated:

	Expiring Acreage
	Gross	Net
Year Ending December 31,
2014	14,700	8,400
2015	22,300	15,400
2016	46,900	40,600
2017	14,100	11,100
Thereafter	35,700	22,600

Total[1]	133,700	98,100

[1]	Will not reconcile to total undeveloped acreage due to acreage being subject to drilling commitments and acreage that may be held by production in a legal unit but is still considered undeveloped.

The expiring acreage set forth in the table above accounts for 54.9% our total net acreage. As of December 31, 2013, we have not assigned any estimated proved reserves to locations which are currently schedule to be drilled after lease expiration. We are continually engaged in a combination of drilling and development and discussions with mineral lessors for lease extensions, renewals, new drilling and development units and new leases to address the expiration of undeveloped acreage that occurs in the normal course of our business.

Drilling Results

The following table summarizes our drilling activity for continuing operations for the past three years. Gross wells reflect the sum of all wells in which we own an interest. Net wells reflect the sum of our working interests in gross wells. All of our drilling activities are conducted on a contract basis by independent drilling contractors. We own several workover rigs, which are used in our Illinois Basin operations. We do not own any drilling equipment.

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development:
Illinois Basin[1]	1.0	1.0	12.0	9.8	6.0	3.0
Appalachian Basin	3.0	2.7	2.0	1.4	13.0	6.6
DJ Basin[2]	—	—	—	—	—	—
Non-Productive	—	—	1.0	0.5	—	—

Total Developmental Wells	4.0	3.7	15.0	11.7	19.0	9.6
Exploratory:
Illinois Basin	16.0	16.0	—	—	—	—
Appalachian Basin	39.0	27.0	28.0	19.2	44.0	23.6
DJ Basin[2]	—	—	—	—	1.0	1.0
Non-Productive	2.0	2.0	—	—	1.0	1.0

Total Exploratory Wells	57.0	45.0	28.0	19.2	46.0	25.6
Total Wells	61.0	48.7	43.0	30.9	65.0	35.2

Success Ratio[3]	94.6%	93.8%	97.7%	98.4%	98.5%	97.2%

[1]	Does not include wells drilled for our ASP project, which is a longer lead time project for which results are not expected for several months.
[2]	DJ Basin assets are classified as held for sale.
[3]	Success ratio is calculated by dividing the total successful wells drilled divided by the total wells drilled.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “REXX”. As of February 27, 2014, there were approximately 309 holders of record of our common stock.

The following table sets forth, for the periods indicated, the range of the daily high and low sale prices for our common stock as reported by NASDAQ.

2013	High	Low
First Quarter	$16.62	$12.45
Second Quarter	18.55	14.41
Third Quarter	22.99	17.45
Fourth Quarter	25.17	17.80

2012	High	Low
First Quarter	$15.32	$9.29
Second Quarter	11.50	8.80
Third Quarter	14.65	10.78
Fourth Quarter	14.11	11.69

The closing price of our common stock on February 27, 2014 was $18.54.

Dividends

We have not paid cash dividends on our common stock since our inception in March 2007. We do not anticipate paying any dividends on the shares of our common stock in the foreseeable future. We currently intend to reinvest our earnings to finance the expansion of our business. In addition, the terms of our revolving credit facility generally prohibit the payment of cash dividends to holders of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	449,087	$10.85	2,785,836
Equity compensation plans not approved by stockholders	—	$—	—

Issuer Purchases of Equity Securities

We do not have a stock repurchase program for our common stock.

Performance Graph

The following graph presents a comparison of the yearly percentage change in the cumulative total return on our common stock over the period from January 1, 2009 to December 31, 2013, with the cumulative total return of the S&P 500 index and the Dow Jones U.S. Oil and Gas Exploration and Production Index over the same period. The graph assumes that $100 was invested on January 1, 2009 in our common stock at the closing market price at the beginning of this period and in each of the other two indices, and the reinvestment of all dividends, if any. This historic stock price performance is not necessarily indicative of future stock performance.

	Rex Energy	DJ U.S. E&P Index	S&P
December 31, 2008	$100	$100	$100
December 31, 2009	$408	$139	$123
December 31, 2010	$464	$161	$139
December 31, 2011	$502	$153	$139
December 31, 2012	$443	$160	$158
December 31, 2013	$670	$208	$205

*	The performance graph and the information contained in this section is not “soliciting material,” is being “furnished,” not “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof, and irrespective of any general incorporation language contained in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

Summary Financial Data

The following table shows selected consolidated financial data of Rex Energy Corporation. The historical consolidated financial data has been prepared for Rex Energy Corporation for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. The historical consolidated financial statements for all years presented are derived from the historical audited financial data of Rex Energy Corporation. All material intercompany balances and transactions have been eliminated. This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and related notes as of December 31, 2013 and 2012 and for each of the years ended December 31, 2013, 2012 and 2011, included elsewhere in this report. These selected combined historical financial results may not be indicative of our future financial or operating results.

The following tables include the non-GAAP financial measure of EBITDAX. For a definition of EBITDAX and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Non-GAAP Financial Measures” section.

	Rex Energy Corporation Consolidated
	Year Ended December 31, ($ in Thousands, Except per Share Data)
	2013	2012	2011	2010	2009
Statement of Operations Data:
Operating Revenue:
Oil, Natural Gas and NGL Sales	$213,919	$134,574	$111,879	$67,224	$48,534
Field Services Revenue	23,812	13,403	2,518	1,366	—
Other Revenue	200	162	209	173	157

Total Operating Revenue	237,931	148,139	114,606	68,763	48,691
Operating Expenses:
Production and Lease Operating Expense	62,138	47,638	33,116	24,656	22,157
General and Administrative Expense	33,126	23,345	23,636	17,141	15,858
(Gain) Loss on Disposal of Assets	1,647	58	502	(16,395)	427
Impairment Expense	32,072	20,585	14,631	8,863	1,625
Exploration Expense	11,408	4,782	2,507	2,578	2,080
Depreciation, Depletion, Amortization & Accretion	63,944	45,437	27,856	21,568	25,205
Field Services Operating Expenses	17,330	8,240	1,750	1,188	—
Other Operating Expense	592	1,136	819	153	—

Total Operating Expenses	222,257	151,221	104,817	59,752	67,352
Income (Loss) from Operations	15,674	(3,082)	9,789	9,011	(18,661)
Other Income (Expense):
Interest Expense	(22,782)	(6,443)	(2,514)	(1,240)	(826)
Gain (Loss) on Derivatives, Net	(2,908)	10,687	18,916	6,055	(7,913)
Other Income (Expense)	6,653	98,549	79	(321)	(161)
Gain (Loss) on Equity Method Investments	(763)	(3,921)	81	(200)	(9)

Total Other Income (Expense)	(19,800)	98,872	16,562	4,294	(8,909)
Income (Loss) from Continuing Operations Before Income Tax	(4,126)	95,790	26,351	13,305	(27,570)
Income Tax Benefit (Expense)	3,785	(38,549)	(8,270)	(5,500)	11,002

Income (Loss) from Continuing Operations	(341)	57,241	18,081	7,805	(16,568)
Income (Loss) from Discontinued Operations, Net of Income Taxes	(232)	(10,943)	(33,457)	(2,022)	323

Net Income (Loss)	(573)	46,298	(15,376)	5,783	(16,245)
Net Income (Loss) Attributable to Noncontrolling Interests	1,557	819	(7)	(253)	(12)

Net Income (Loss) Attributable to Rex Energy	$(2,130)	$45,479	$(15,369)	$6,036	$(16,233)

Earnings per Common Share
Basic—income (loss) from continuing operations attributable to Rex common shareholders	$(0.04)	$1.09	$0.41	$0.18	$(0.45)
Basic—income (loss) from discontinued operations attributable to Rex common shareholders	0.00	(0.21)	(0.76)	(0.05)	0.01

Basic—net income (loss) attributable to Rex common shareholders	$(0.04)	$0.88	$(0.35)	$0.13	$(0.44)

Basic—weighted average shares of common stock outstanding	52,572	51,543	43,930	43,281	36,806
Diluted—income (loss) from continuing operations attributable to Rex common shareholders	$(0.04)	$1.08	$0.41	$0.18	$(0.45)
Diluted—income (loss) from discontinued operations attributable to Rex common shareholders	0.00	(0.21)	(0.76)	(0.05)	0.01

Diluted—net income (loss) attributable to Rex common shareholders	$(0.04)	$0.87	$(0.35)	$0.13	$(0.44)

Diluted—weighted average shares of common stock outstanding	52,572	52,025	44,476	43,670	36,806

	Year Ended December 31, ($ in thousands)
	2013	2012	2011	2010	2009
Cash Flow Data:
Cash provided by operating activities	$108,316	$45,705	$64,507	$34,102	$20,774
Cash used in investing activities	(313,518)	(100,742)	(276,574)	(94,921)	(30,061)
Cash provided by financing activities	163,127	87,216	212,855	66,245	7,823
Balance Sheet Data:
Cash and Cash Equivalents	1,900	43,975	11,796	11,008	5,582
Property and Equipment (net of Accumulated Depreciation)	902,882	654,015	480,244	275,923	275,261
Total Assets	991,396	772,710	601,551	407,085	304,950
Current Liabilities, including current portion of long-term debt	96,959	56,133	63,366	63,337	32,411
Long-Term Debt, net of current maturities	415,269	249,249	225,138	10,120	23,049
Total Liabilities	574,471	360,416	309,277	102,409	84,753
Noncontrolling Interests	2,042	775	275	295	3,343
Stockholders’ Equity	416,925	412,294	292,274	304,676	220,197
Other Financial Data:
EBITDAX from Continuing Operations[1]	134,905	88,681	65,366	27,091	22,493

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

	2013	2012	2011
Production
Oil (Bbls)	914,232	732,066	694,452
Natural gas (Mcf)	23,446,755	18,016,700	8,912,250
NGLs (Bbls)	819,670	358,049	190,150

Mcf equivalent (Mcfe)	33,850,167	24,557,390	14,219,862
Oil and natural gas sales(a)
Oil sales	$86,959	$66,329	$63,515
Natural gas sales	$87,078	$52,992	$38,161
NGLs sales	$39,882	$15,253	$10,203

Total	$213,919	$134,574	$111,879
Average sales price(a)
Oil ($ per Bbl)	$95.12	$90.61	$91.46
Natural gas ($ per Mcf)	$3.71	$2.94	$4.28
NGLs ($ per Bbl)	$48.66	$42.60	$53.66

Mcf equivalent ($ per Mcfe)	$6.32	$5.48	$7.87
Average production cost
Mcf equivalent ($ per Mcfe)	$1.84	$1.94	$2.33
Estimated proved reserves(b)
Bcf equivalent (Bcfe)	849.8	618.1	366.2
% Oil and NGL	39%	40%	25%
% Proved producing	41%	40%	45%
PV-10 (millions)	$668.7	$500.5	$539.6
Standardized measure (millions)	$529.1	$396.1	$413.9

(a)	Information excludes the impact of our financial derivative activities.
(b)	The estimates of reserves in the table above conform to the guidelines of the SEC. Estimated recoverable proved reserves have been determined without regard to any economic impact that may result from our financial derivative activities. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry. The estimated present value of estimated proved reserves does not give effect to indirect expenses such as debt service and future income tax expense, asset retirement obligations, or to depletion, depreciation and amortization. The reserve information shown is estimated. The certainty of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and geological interpretation, and judgment. The estimates of reserves, future cash flows and present value are based on various assumptions, and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

Non-GAAP Financial Measures

We include in this report our calculations of EBITDAX and PV-10, which are non-GAAP financial measures. Below, we provide reconciliations of these non-GAAP financial measures to their most directly comparable financial measure as calculated and presented in accordance with GAAP.

EBITDAX

“EBITDAX” means, for any period, the sum of net income (loss) for such period plus the following expenses, charges or income to the extent deducted from or added to net income (loss) in such period: interest, income taxes, gain (loss) on asset sales, depreciation, depletion, amortization, unrealized losses from financial derivatives, the retroactive portion of the Pennsylvania Impact Fee, exploration expenses and other non-cash charges, minus all non-cash income, including but not limited to, income from unrealized financial derivatives, added to net income (loss). EBITDAX, as defined above, is used as a financial measure by our management team and by other users of our financial statements, such as our commercial bank lenders, to analyze such things as:

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

	Year Ended December 31, (in thousands)
	2013	2012	2011	2010	2009
Net Income (Loss) From Continuing Operations	$(341)	$57,241	$18,081	$7,805	$(16,568)
Net (Income) Loss Attributable to Noncontrolling Interests	(1,557)	(819)	7	253	12

Income (Loss) From Continuing Operations Attributable to Rex Energy	(1,898)	56,422	18,088	8,058	(16,556)
Add Back Non-Recurring Losses[1]	—	2,809	—	—	—
Add Back Depletion, Depreciation, Amortization and Accretion	63,944	45,437	27,856	21,568	25,205
Add Back Non-Cash Compensation Expense	5,384	3,140	1,601	907	1,557
Add Back Interest Expense[2]	22,782	6,443	2,514	1,951	1,595
Add Back Impairment Expense	32,072	20,585	14,631	8,863	1,625
Add Back Exploration Expense	11,408	4,782	2,507	2,578	2,080
Add (Less) Back (Gain) Loss on Disposal of Assets[3]	(5,159)	(99,349)	502	(16,395)	427
Add Back (Less) (Gain) Loss on Financial Derivatives	2,908	(10,687)	(18,916)	(6,055)	7,913
Add Back Cash Settlement of Derivatives	7,128	16,219	6,212	95	9,645
Less Non-Cash Portion of Noncontrolling Interests	(631)	(140)	(157)	(119)	(2)
Add Back Non-Cash Portion of Equity Method Investments	752	4,471	2,258	140	6
Add Back (Less) Income Tax Expense (Benefit)	(3,785)	38,549	8,270	5,500	(11,002)

EBITDAX from Continuing Operations	134,905	88,681	65,366	27,091	22,493
Net Income (Loss) From Discontinued Operations	$(232)	$(10,943)	$(33,457)	$(2,022)	$323
Add Back Depletion, Depreciation, Amortization and Accretion	—	—	85	1	—
Add Back Non-Cash Compensation Expense	—	(31)	24	7	—
Add Back Interest Expense	—	—	1	—	—
Add Back Impairment Expense	—	19,770	13,176	—	—
Add Back Exploration Expense	97	867	33,812	2,664	—
Add Back (Less) (Gain) Loss on Disposal of Assets	(969)	(2,126)	—	—	—
Less Gain on Financial Derivatives	—	—	—	—	(558)
Add Back (Less) Income Tax Expense (Benefit)	1,005	(8,489)	(15,302)	(1,440)	288

EBITDAX from Discontinued Operations	(99)	(952)	(1,661)	(790)	53

EBITDAX	$134,806	$87,729	$63,705	$26,301	$22,546

[1]	Includes $2.8 million related to the retroactive portion of the Pennsylvania Impact Fee for the year ended December 31, 2012.
[2]	Includes realized settlements on interest rate swap for the years ended December 31, 2010 and 2009.
[3]	Includes gain on sale of Keystone Midstream Services, LLC of approximately $6.9 million and $99.4 million for the years ended December 31, 2013 and 2012, respectively.

PV-10

The following table shows the reconciliation of PV-10 to our standardized measure of discounted future net cash flows, the most directly comparable measure calculated and presented in accordance with GAAP. PV-10 represents our estimate of the present value, discounted at 10% per annum, of estimated future cash flows of our estimated proved reserves before income tax and asset retirement obligations. Our estimated future cash flows as of December 31, 2013, 2012 and 2011, were determined by using reserve quantities of estimated proved reserves and the periods in which they are expected to be developed and produced based on the prevailing economic conditions. The estimated future production for the years ended December 31, 2013, 2012 and 2011, was priced based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period January through December, without escalation, using $94.28 per Bbl, $90.92 per Bbl and $92.45 per Bbl of oil, respectively, and $3.588 per MMBtu, $2.94 per MMBtu and $4.55 per MMBtu of natural gas, respectively, as adjusted by lease for transportation fees and regional price differentials. NGLs were priced at $26.37 per Bbl, $32.91 per Bbl and $46.34 per Bbl for the years ended December 31, 2013, 2012 and 2011, respectively, as adjusted by lease for transportation fees and regional price differentials. Management believes that PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. PV-10 should not be considered to be a superior measure to the standardized measure of discounted future net cash flows as computed under GAAP.

	2013	2012	2011
Reconciliation of standardized measure to PV-10
PV-10	$668.7	$500.5	$539.6
Less: Present value of future income tax discounted at 10%	(111.1)	(79.6)	(107.0)
Less: Present value of future asset retirement obligations discounted at 10%	(28.5)	(24.8)	(18.7)

Standardized measure of discounted future net cash flows	$529.1	$396.1	$413.9

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Our Business

We are an independent oil, NGL and natural gas company operating in the Appalachian Basin and Illinois Basin. In the Appalachian Basin, we are focused on our Marcellus Shale, Utica Shale and Burkett Shale drilling and exploration activities. In the Illinois Basin, we are focused on our developmental oil drilling and the implementation of enhanced oil recovery on our properties. We pursue a balanced growth strategy of exploiting our sizable inventory of high potential exploration drilling prospects while actively seeking to acquire complementary oil and natural gas properties. In addition to our drilling and exploration activities, we are also engaged in oil and gas field services, where we provide water sourcing, water disposal and water transfer solutions for completion operations.

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

Our revenues from exploration and production have increased annually to $214.1 million in 2013 from $134.7 million in 2012 and $112.1 million in 2011. Income from continuing operations for the years ended December 31, 2011, 2012 and 2013 totaled $26.7 million, $92.2 million and a loss of $6.7 million, respectively.

In 2013, we grew our daily production by 38.2% year-over-year to 92.7 Mmcfe/ day. The increase in production is primarily due to our successes in the Appalachian Basin, particularly our Marcellus Shale exploration and development in Butler County, Pennsylvania and our Utica Shale exploration and development in Ohio. We drilled 33.0 gross (26.1 net) operated wells within the Appalachian Basin, targeting primarily the Marcellus and Utica shales, including 19.0 gross (13.3 net) operated wells in Butler County, Pennsylvania and 14.0 gross (12.8 net) operated wells in Ohio. In the Illinois Basin, we drilled 19.0 gross (19.0 net) operated conventional wells. With a drilling success rate of 94.6% in 2013, which included two dry hole exploratory wells in the Illinois Basin, we increased proved reserves by 37.5% from 618.1 Bcfe at December 31, 2012 to 849.9 Bcfe at December 31, 2013. As of December 31, 2013, we had approximately 183,500 gross (113,600 net) acres in the Appalachian Basin, of which 109,900 gross (82,400 net) acres that are prospective for the liquids-rich portion of the Marcellus and Utica Shales.

In February 2012 we completed an underwritten public offering of 8,050,000 shares of our common stock, which included 1,050,000 shares of common stock issued upon the full exercise of the underwriters’ over-allotment option, at a public offering price of $9.25 per share. The net proceeds of the transaction were approximately $70.6 million, after deducting underwriting discounts, commissions and other offering expenses. In May 2012, we divested our 28% interest in Keystone Midstream, a midstream joint venture in Butler County, Pennsylvania. Net proceeds were approximately $128.1 million after certain post-closing adjustments. As of December 31, 2012, approximately $7.2 million remained in an escrow account, of which we received $6.9 million in 2013. In December 2012, we issued a $250.0 million aggregate principal amount of 8.875% senior notes in a private offering at an issue price of 99.3% due to mature on December 1, 2020. The net proceeds of the offering, after discounts and expenses, were approximately $242.2 million. In April 2013, we issued an additional $100.0 million in aggregate principal amount of 8.875% senior notes in a private offering at an issue price of 105% due to mature on December 1, 2020. The net proceeds of the follow-on offering, after discounts and expenses, were approximately $102.8 million, excluding accrued interest.

In 2012, we grew our production by 72.7% year-over-year to 67.1 Mmcfe/ day. The increase in production is primarily attributable to increased gas sales in Butler County due to the success of our drilling program and the commissioning of a second cryogenic gas processing plant, which is owned and operated by Markwest. We drilled 31.0 gross (21.0 net) wells within the Appalachian Basin, targeting primarily the Marcellus and Utica shales. In the Illinois Basin, we drilled eight gross (eight net) conventional wells. With a drilling success rate of 97.7% in 2012, we increased proved reserves by 68.8% from 366.2 Bcfe at December 31, 2011 to 618.1 Bcfe at 51 December 31, 2012.

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

Field Services Segment

Our field services segment operates and manages water sourcing, water transfer and water disposal services, primarily in the Appalachian Basin. Through this segment, we own and operate several water withdrawal points within the Commonwealth of Pennsylvania that we utilize to sell water to companies within the exploration and production industry for use in fracture stimulation activities. We also offer water transfer services via temporary or permanent pipelines.

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

Our revenues from field services have increased annually, totaling $23.8 million in 2013, $13.4 million in 2012 and $2.5 million in 2011. Income (loss) from continuing operations for the years ended December 31, 2013, 2012 and 2011 totaled a loss of $3.8 million, income of $2.0 million and a loss of $1.1 million, respectively.

Source of Our Revenue

We generate our revenue primarily from the sale of crude oil, NGLs and natural gas. Our operating revenue before the effects of financial derivatives from these operations, and their relative percentages of our total revenue, consisted of the following:

	Twelve Months Ended December 31,
	2013	% of Total	2012	% of Total	2011	% of Total
Sources of Revenue ($ in thousands):
Revenue from Oil Sales	$86,959	36.5%	$66,329	44.8%	$63,515	55.4%
Revenue from Natural Gas Sales	87,078	36.6%	52,992	35.8%	38,161	33.3%
Revenue from NGL Sales	39,882	16.8%	15,253	10.3%	10,203	8.9%
Field Services	23,812	10.0%	13,403	9.0%	2,518	2.2%
Other	200	0.1%	162	0.1%	209	0.2%

Total	$237,931	100.0%	$148,139	100.0%	$114,606	100.0%

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

Principal Components of Our Cost Structure

Our operating and other expenses consist of the following:

•

Production and Lease Operating Expenses. Day-to-day costs incurred to bring hydrocarbons out of the ground and to the market together with the daily costs incurred to maintain our producing properties. Such costs also include repairs to our oil and gas properties not covered by insurance, and various production taxes that are paid based upon rates set by federal, state, and local taxing authorities.

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

•

Field Service Operating Expenses. Project-related expenses incurred in correlation with our Field Services segment. These expenses are largely variable in nature and fluctuate commensurate with our level of activity, particularly on water transfer projects. These charges include wages and benefits, insurance, field supplies, rental equipment and materials.

•	Interest. We typically finance a portion of our working capital requirements and leasehold acquisitions with borrowings under our revolving credit facility or with senior notes. As a result, we incur

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

How We Evaluate Our Operations

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include EBITDAX (a non-GAAP measure), lease operating expense per Mcf equivalent (“Mcfe”), growth in our proved reserve base, and general and administrative expense per Mcfe. The following table presents these metrics for continuing operations for each of the three years ended December 31, 2013, 2012 and 2011.

	Performance Measurements
	For the Years Ended December 31,
	2013	2012	2011
EBITDAX ($ in thousands)	$134,905	$88,681	$65,366
Lease Operating Expense per Mcfe	$1.84	$1.94	$2.33
Total Estimated Proved Reserves (Bcfe)	849.8	618.1	366.2
G&A per Mcfe	$0.98	$0.95	$1.66

EBITDAX

“EBITDAX,” a non-GAAP measure, means, for any period, the sum of net income (loss) for such period plus the following expenses, charges or income (loss) to the extent deducted from or added to net income (loss) in such period: interest, income taxes, gain (loss) on sale of assets, depreciation, depletion, amortization, unrealized losses from financial derivatives, exploration expenses and other non-cash charges, minus all non-cash income, including but not limited to, income from unrealized financial derivatives, added to net income (loss). EBITDAX, as defined above, is used as a financial measure by our management team and by other users of our financial statements, such as our commercial bank lenders, to analyze such things as:

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

Our EBTIDAX growth since 2011 has been commensurate with the growth of our Appalachian Basin operations, where we have been successful in our exploration and development of three producing horizons: the Marcellus, Utica and Burkett Shales. The majority of our holdings in the Appalachian Basin have a liquids-producing component which, when combined with low operating costs, has enabled us to consistently improve our results. In addition, our Illinois Basin properties have continued to provide stable cash flows with 100.0% oil production.

Production Cost per Mcfe

Production costs are comprised of those expenses which are directly attributable to our producing oil and gas leases, including state and county production taxes, production related insurance, the cost of materials, maintenance, electricity, chemicals, gathering, processing, fuel and the wages of our field personnel. Our production costs per Mcfe are higher than those of many of our peers primarily because of the nature of our oil properties, many of which are mature waterflood properties. Our production cost per Mcfe produced in 2013 was $1.84 as compared to $1.94 in 2012 and $2.33 in 2011. As we continue to develop our non-proved properties prospective for the Marcellus and Utica Shales, which have a lower operating cost, we believe this metric will continue to decrease on a per-unit basis.

Growth in our Proved Reserve Base

We measure our ability to grow our estimated proved reserves over the amount of our total annual production. As we produce oil and gas attributable to our estimated proved reserves, our estimated proved reserves decrease each year by that amount of production. We attempt to replace these produced estimated proved reserves each year through the addition of new estimated proved reserves through our drilling and other property improvement projects and through acquisitions. Our estimated proved reserves have increased since 2011, from 366.2 Bcfe at year end 2011 to 618.1 Bcfe at year end 2012 to 849.8 Bcfe at year end 2013. Our reserve replacement ratio for year end 2011 was approximately 1,096% based on total production for the year of 14.2 Bcfe and extensions, discoveries and other additions of 178.7 Bcfe. Our reserve replacement ratio for year end 2012 was approximately 802% based on total production for the year of 24.6 Bcfe, and extensions, discoveries and other additions of 196.6 Bcfe. Our reserve replacement ratio for year end 2013 was approximately 923% based on total production for the year of 33.9 Bcfe, and extensions, discoveries and other additions of 312.5 Bcfe.

Our estimated proved reserve base increased in 2013 when compared to 2012 predominately due to our successful drilling and exploration programs in the Marcellus Shale and the Utica Shale. We currently have agreements in place with respect to the ATEX pipeline and the Mariner West pipeline to transport and sell our ethane. We expect to begin selling ethane via the ATEX and Mariner West pipelines during 2014. The initial term of the ATEX pipeline agreement expires 15 years from the date that we begin to deliver ethane to the ATEX pipeline, with us retaining a unilateral right to extend the initial term for successive periods of not less than one or more than five years so long as the shippers on the ATEX pipeline continue to ship an aggregate of 50,000 barrels per day of ethane. The initial term of the Mariner West pipeline agreement expires on December 31, 2028, but the agreement will automatically extend for successive one year terms thereafter until such time as either party gives 12 months’ notice of intent to terminate. The initial terms of these two contracts do not extend for the entire producing life of the underlying reserves; however, other outlets to sell ethane are available in the vicinity of our assets, including but not limited to the Mariner East pipeline owned by Sunoco. While current capacity is sufficient for near-term ethane sales, additional commitments or future infrastructure may be needed in order to meet the ethane sales contemplated by our estimated proved reserves. For 2013, our proved reserve base in the Appalachian Basin increased by approximately 42.4%, while our estimated proved reserves in the Illinois Basin decreased by 12.3%. The decrease in our estimated proved reserves in the Illinois Basin was primarily due to negative revisions due to well performance.

General and Administrative Expenses per Mcfe

Our general and administrative expenses include fees for well operating services, non-field level employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our general and administrative expenses in relation to our production because these expenses have a direct impact on our profitability. In 2013 our general and administrative expenses per Mcfe produced increased to $0.98 from $0.95 in 2012 and decreased from $1.66 in 2011.

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

For the year ended December 31, 2013, we incurred approximately $3.2 million in fees related to the natural gas impact fee. For the year ended December 31, 2012, we incurred approximately $5.4 million in fees related to the natural gas impact fee. Of this amount, approximately $2.8 million was related to the first year fees for unconventional gas wells drilled prior to 2012. We have recorded these fees as Production and Lease Operating Expense on our Consolidated Statement of Operations.

Results of Continuing Operations

General Overview

Operating revenue increased 60.6% for 2013 over 2012. This increase was primarily due to increased oil, NGL and natural gas production in each of our operating regions, in addition to higher average sales prices. For 2013, total production increased 37.8% to 33,850 MMcfe from 24,557 MMcfe in 2012.

Operating expenses increased $71.0 million in 2013, or 47.0%, as compared to 2012. Operating expenses are primarily composed of production expenses, general and administrative expenses (“G&A”), loss on disposal of assets, exploration expenses, impairment of oil and gas properties, field services operating expenses and depreciation, depletion, amortization and accretion expenses (“DD&A”). Much of the increase in operating expenses is due to an increase in variable type expenses that fluctuate with our level of activity, such as lease operating expenses, DD&A and field services operating expenses. Also contributing to the increase were higher impairment charges, which were primarily incurred on conventional oil properties in the Illinois Basin.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Oil and gas revenue for the years ended December 31, 2013 and 2012 is summarized in the following table:

	December 31,
	2013	2012	Change	%
Oil and Gas Revenue ($ in thousands):
Oil sales revenue	$86,959	$66,329	$20,630	31.1%
Oil derivatives realized	(3,495)	(286)	(3,209)	1,120.0%

Total oil revenue and derivatives realized	$83,464	$66,043	$17,421	26.4%
Gas sales revenue	$87,078	$52,992	$34,086	64.3%
Gas derivatives realized	10,885	16,095	(5,210)	(32.4%)

Total gas revenue and derivatives realized	$97,963	$69,087	$28,876	41.8%
NGL sales revenue	$39,882	$15,253	$24,629	161.5%
NGL derivatives realized	(263)	410	(673)	(164.1%)

Total NGL revenue	$39,619	$15,663	$23,956	152.9%
Consolidated sales	$213,919	$134,574	$79,345	59.0%
Consolidated derivatives realized	7,127	16,219	(9,092)	(56.1%)

Total oil and gas revenue and derivatives realized	$221,046	$150,793	$70,253	46.6%
Total Mcfe production	33,850,167	24,557,390	9,292,776	37.8%
Average realized price per Mcfe, including the effects of derivatives	$6.53	$6.14	$0.39	6.4%

Average realized price received for oil, NGLs and natural gas during 2013 was $6.53 per Mcfe, an increase of 6.4%, or $0.39 per Mcfe, from the prior year. The average realized price for oil, including the effects of derivatives, in 2013 increased 1.2% or $1.08 per barrel, whereas the average realized price for natural gas, including the effects of derivatives, increased 9.0%, or $0.34 per Mcf, from 2012. The average realized price for NGLs, including the effects of derivatives, in 2013 increased 10.5%, or $4.59 per barrel, from 2012. Our derivative activities effectively increased net realized prices by $0.21 per Mcfe in 2013 and $0.66 per Mcfe in 2012.

Production volume for 2013 increased 37.8% from 2012 primarily due to the success of our Marcellus and Utica Shale horizontal drilling activities in the Appalachian Basin, where production increased approximately 44.3%, or 9.0 Bcfe. We drilled 42.0 gross (29.7 net) wells within the Appalachian Basin, targeting primarily the Marcellus and Utica Shales, during 2013. Production in the Illinois Basin for 2013 increased by 7.7% to 774,285 barrels as compared to the same period in 2012. The natural decline of our Illinois Basin properties was offset by increased oil production from our infill drilling and recompletion operations in the region. During 2013, we drilled 19.0 gross (19.0 net) wells in the Illinois Basin.

Overall, our production for 2013 averaged approximately 92.7 Mcfe per day, of which 16.2% was attributable to oil, 14.5% was attributable to NGLs and 69.3% was attributable to natural gas.

Statements of Operations for the years ended December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012	Change	%
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$213,919	$134,574	$79,345	59.0%
Field Services Revenue	23,812	13,403	10,409	77.7%
Other Revenue	200	162	38	23.5%

TOTAL OPERATING REVENUE	237,931	148,139	89,792	60.6%
OPERATING EXPENSES
Production and Lease Operating Expense	62,138	47,638	14,500	30.4%
General and Administrative Expense	33,126	23,345	9,781	41.9%
Loss on Disposal of Assets	1,647	58	1,589	N/M
Impairment Expense	32,072	20,585	11,487	55.8%
Exploration Expense	11,408	4,782	6,626	138.6%
Depreciation, Depletion, Amortization and Accretion	63,944	45,437	18,507	40.7%
Field Services Operating Expense	17,330	8,240	9,090	110.3%
Other Operating Expense	592	1,136	(544)	(47.9%)

TOTAL OPERATING EXPENSES	222,257	151,221	71,036	47.0%
INCOME (LOSS) FROM OPERATIONS	15,674	(3,082)	18,756	(608.6%)
OTHER INCOME (EXPENSE)
Interest Expense	(22,782)	(6,443)	(16,339)	253.6%
Gain (Loss) on Derivatives, Net	(2,908)	10,687	(13,595)	(127.2%)
Other Income	6,653	98,549	(91,896)	(93.2%)
Loss on Equity Method Investments	(763)	(3,921)	3,158	(80.5%)

TOTAL OTHER INCOME (EXPENSE)	(19,800)	98,872	(118,672)	(120.0%)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(4,126)	95,790	(99,916)	(104.3%)
Income Tax (Expense) Benefit	3,785	(38,549)	42,334	(109.8%)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(341)	57,241	(57,582)	(100.6%)
Loss From Discontinued Operations, Net of Income Taxes	(232)	(10,943)	10,711	(97.9%)

NET INCOME (LOSS)	(573)	46,298	(46,871)	(101.2%)
Net Income Attributable to Noncontrolling Interests	1,557	819	738	90.1%

NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(2,130)	$45,479	$(47,609)	(104.7%)

Field Services Revenue for 2013 of approximately $23.8 million increased $10.4 million from 2012. We generate field services revenue from various field service activities such as the management of water sourcing, water transfer, rental equipment and water disposal activities in the Appalachian Basin. Increased activity and demand in the Appalachian Basin surrounding the Marcellus and Utica Shale plays has led to the growth of our field service activities, particularly water transfer service to support well completion activities.

Production and Lease Operating Expense increased approximately $14.5 million, or 30.4%, in 2013 from 2012. Since the first quarter of 2012, we have entered into several new transportation and marketing agreements to enhance our ability to sell our natural gas and NGLs. For the year ended December 31, 2013, the transportation and marketing agreements accounted for approximately 42.5% of our Production and Lease Operating Expense as compared to 29.6% in 2012. These agreements typically have a term of several years, and we expect them to continue to comprise a significant portion of our Production and Lease Operating Expense. On a per unit of production basis, our lifting costs decreased to $1.84 per Mcfe during 2013 from $1.94 in 2012.

General and Administrative Expense of approximately $33.1 million for 2013 increased approximately $9.8 million, or 41.9%, from 2012. The year-over-year increase is predominately due to the expansion of our Appalachian Basin operations and our corporate headquarters and is commensurate with our overall organizational growth. On a per unit of production basis, our G&A expenses increased to $0.98 per Mcfe during 2013 from $0.95 per Mcfe during 2012.

Impairment Expense increased to $32.1 million in 2013 from $20.6 million, an increase of 55.8%, in 2012. We evaluate impairment of our properties when events occur that indicate that the carrying value of these properties may not be recoverable. During 2013, we incurred approximately $29.3 million of expense related to the impairment of conventional oil properties in the Illinois Basin. The impairment in Illinois was focused in two areas where extensive development activity occurred during 2013. In addition to the development activity, future estimated prices for the sale of crude oil as of December 31, 2013 decreased to a level which did not support the recovery of the full carrying value of the properties. During 2012, our impairment charges were primarily due to non-core dry gas properties in the Appalachian Basin for which depressed natural gas prices caused a shift in the economics of the wells and certain tracts of acreage, rendering the prior carrying value of the assets to be greater than the fair value.

Exploration Expense of oil, NGL and natural gas properties for 2013 increased approximately $6.6 million from $4.8 million in 2012. Approximately $8.4 million of the expenses incurred during 2013 is attributable to geological and geophysical expenditures and delay rental payments. The remaining expense incurred during 2013 is related to two dry holes drilled in exploratory areas of the Illinois Basin. Approximately $4.4 million of the expense incurred during 2012 is attributable to geological and geophysical expenditures and delay rental payments predominately associated with properties in the Appalachian Basin. The remaining expense incurred during 2012 is related to the plugging of two exploratory Marcellus Shale wells that were spud during 2011 in Butler County, Pennsylvania. Minimal drilling was completed on these wells before a strategic decision was made to abandon the well locations and redeploy capital to other leases that will enable us to hold additional acreage by production.

Depletion, Depreciation, Amortization and Accretion Expense of approximately $63.9 million for 2013 increased approximately $18.5 million, or 40.7%, from 2012. Contributing to the increase in DD&A expense were lower reserves in the Illinois Basin despite additional capital spending in the region. Overall, the period over period increase in DD&A expense is consistent with the growth in our asset base, reserves and production since the comparable period in 2012.

Field Service Operating Expense for 2013 totaled approximately $17.3 million as compared to $8.2 million in 2012. Our field services operating expenses are largely variable in nature and fluctuate commensurate with our level of activity. Increased activity and demand in the Appalachian Basin surrounding the Marcellus and Utica Shale plays has led to the growth of our field service activities, particularly those associated with water transfer for well completion operations. As a percentage of Field Services Revenue, our operating expenses increased from 61.5% in 2012 to 72.8% in 2013. This decrease in operating margin is directly attributable to additional services provided by our field services segment, including water trucking and tank rentals, which have lower operating margins than our primary services.

Interest Expense for 2013 was approximately $22.8 million as compared to $6.4 million for 2012. The increase in interest expense was primarily due to our outstanding senior notes. In December 2012, we issued $250.0 million aggregate principal amount of 8.875% senior notes, with a follow-on issuance of $100.0 million in April 2013. We discuss our Senior Notes and revolving credit facility later in this report, and in Note 11, Long-Term Debt, to our Consolidated Financial Statements.

Gain (Loss) on Derivatives, net for 2013 was a loss of approximately $2.9 million as compared to a gain of approximately $10.7 million for 2012. This change was attributable to the volatility of oil, NGL and natural gas commodity prices in the marketplace along with changes in our portfolio of outstanding collars and swap derivatives. Losses from derivative activities generally reflect higher oil, NGL and gas prices in the marketplace than were in effect at the time we entered into a derivative contract, while gains would suggest the opposite. Our derivative program is designed to provide us with greater predictability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market.

Other Income for 2013 was approximately $6.7 million as compared to $98.5 million in 2012. The gain recognized during 2012 is attributable to the sale of our investment in Keystone Midstream, for which we recorded a gain of approximately $99.4 million, which included a post-closing adjustment of $0.5 million and the receipt of escrow amounts of approximately $7.2 million. The gain recognized in 2013 was primarily attributable to approximately $6.9 million in proceeds related to the sale of our investment in Keystone Midstream that were being held in escrow.

Income Tax Expense (Benefit) for 2013 was a benefit of approximately $3.8 million as compared to expense of $38.5 million in 2012. The change was primarily due to the tax effect of the gain on the sale of our investment in Keystone Midstream during 2012. Also contributing to the period-over-period change are changes in estimates of current and deferred state taxes.

Net Income (Loss) Attributable to Rex Energy for 2013 was a net loss of approximately $2.1 million, as compared to net income of approximately $45.5 million for 2012 as a result of the factors discussed above.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Oil and gas revenue for the years ended December 31, 2012 and 2011 is summarized in the following table:

	December 31,
	2012	2011	Change	%
Oil and Gas Revenue ($ in thousands):
Oil sales revenue	$66,329	$63,515	$2,814	4.4%
Oil derivatives realized	(286)	(670)	384	57.3%

Total oil revenue and derivatives realized	$66,043	$62,845	$3,198	5.1%
Gas sales revenue	$52,992	$38,161	$14,831	38.9%
Gas derivatives realized	16,095	6,882	9,213	133.9%

Total gas revenue and derivatives realized	$69,087	$45,043	$24,044	53.4%
NGL sales revenue	$15,253	$10,203	$5,050	49.5%
NGL derivatives realized	410	—	410	100.0%

Total NGL revenue	$15,663	$10,203	$5,460	53.5%
Consolidated sales	$134,574	$111,879	$22,695	20.3%
Consolidated derivatives realized	16,219	6,212	10,007	161.1%

Total oil and gas revenue and derivatives realized	$150,793	$118,091	$32,702	27.7%
Total Mcfe production	24,557,390	14,219,862	10,337,528	72.7%
Average realized price per Mcfe, including the effects of derivatives	$6.14	$8.30	$(2.16)	(26.0%)

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

Statements of Operations for the years ended December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011	Change	%
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$134,574	$111,879	$22,695	20.3%
Field Services Revenue	13,403	2,518	10,885	N/M
Other Revenue	162	209	(47)	(22.5%)

TOTAL OPERATING REVENUE	148,139	114,606	33,533	29.3%
OPERATING EXPENSES
Production and Lease Operating Expense	47,638	33,116	14,522	43.9%
General and Administrative Expense	23,345	23,636	(291)	(1.2%)
Loss on Disposal of Assets	58	502	(444)	(88.4%)
Impairment Expense	20,585	14,631	5,954	40.7%
Exploration Expense	4,782	2,507	2,275	90.7%
Depreciation, Depletion, Amortization and Accretion	45,437	27,856	17,581	63.1%
Field Services Operating Expense	8,240	1,750	6,490	N/M
Other Operating Expense	1,136	819	317	38.7%

TOTAL OPERATING EXPENSES	151,221	104,817	46,404	44.3%
INCOME (LOSS) FROM OPERATIONS	(3,082)	9,789	(12,871)	(131.5%)
OTHER INCOME (EXPENSE)
Interest Expense	(6,443)	(2,514)	(3,929)	156.3%
Gain on Derivatives, Net	10,687	18,916	(8,229)	(43.5%)
Other Income	98,549	79	98,470	N/M
Gain (Loss) on Equity Method Investments	(3,921)	81	(4,002)	N/M

TOTAL OTHER INCOME	98,872	16,562	82,310	N/M
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	95,790	26,351	69,439	263.5%
Income Tax Expense	(38,549)	(8,270)	(30,279)	N/M

INCOME FROM CONTINUING OPERATIONS	57,241	18,081	39,160	216.6%
Loss From Discontinued Operations, Net of Income Taxes	(10,943)	(33,457)	22,514	(67.3%)

NET INCOME (LOSS)	46,298	(15,376)	61,674	N/M
Net Income (Loss) Attributable to Noncontrolling Interests	819	(7)	826	N/M

NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$45,479	$(15,369)	$60,848	N/M

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

Interest Expense, net of Interest Income, for 2012 was approximately $6.4 million as compared to $2.5 million for 2011. The increase in interest expense, net of interest income, was primarily due to a higher average long-term debt balance, including our Second Lien Credit Agreement, which was outstanding until repayment in December 2012 and carried a higher interest rate than our senior credit facility. The revolving credit facility is discussed later in this report, and in Note 11, Long-Term Debt, to our Consolidated Financial Statements.

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

Capital Resources and Liquidity

Our primary financial resource is our base of oil, natural gas and NGL reserves. During 2013, we spent approximately $322.8 million of capital on drilling projects, facilities and related equipment and acquisitions of acreage, exclusive of our joint venture investments. Our capital program was funded by net cash flow from operations, through borrowings on our revolving credit facility and the remaining net proceeds from our private offering of $350.0 million in aggregate principal amount of 8.875% senior notes. We expect that our 2014 capital budget of $350.0—$365.0 million will continue to be funded primarily by cash flow from operations, non-core asset sales and borrowings under our revolving credit facility. We currently believe that we have sufficient liquidity and cash flow to meet our obligations for the next twelve months; however, a significant drop in commodity prices or a reduction in production or reserves could adversely affect our ability to fund capital expenditures and meet our financial obligations. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may also elect to issue additional shares of stock, subordinated notes or other securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

Our ability to fund our capital expenditure program is dependent upon the level of product prices and the success of our exploration program in replacing our existing oil, NGL and natural gas reserves. If product prices decrease, our operating cash flow may decrease and the banks may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program. The effects of product prices on cash flow can be mitigated through the use of commodity derivatives. If we are unable to replace our oil and gas reserves through our acquisitions, development or exploration programs, we may also suffer a reduction in our operating cash flow and access to funds under our revolving credit facility. Under extreme circumstances, product price reductions or exploration drilling failures could allow the banks to seek to foreclose on our oil and gas properties, thereby threatening our financial viability.

Our cash flow from operations is driven by commodity prices and production volumes. Prices for oil, NGLs and natural gas are driven by, among other things, seasonal influences of weather, national and international economic and political environments and, increasingly, from heightened demand for hydrocarbons from emerging nations. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices could decrease our exploration and development expenditures. Cash flows from operations and borrowings from our revolving credit facility have been primarily used to fund exploration and development of our oil and gas interests. As of December 31, 2013, we had $59.0 million in borrowings outstanding under our revolving credit facility and had $266.0 million available to us with approximately $1.9 million of cash on hand. As of December 31, 2013, we were in compliance with all required debt covenants under our revolving credit facility and the indenture governing our senior notes.

Future Liquidity Considerations

In connection with certain marketing, transportation and processing agreements that we have entered into, we may be obligated to pay fees in connection with these agreements of $108.9 million over the next five years, depending on our levels of production. Also in connection with certain of these agreements, we have guaranteed the payment of obligations up to a maximum of $406.4 million over the life of the agreements. As the commitments are satisfied, these guarantees will decrease over time. For additional information on our commitments and guarantees, see Note 9, Commitments and Contingencies, to our Consolidated Financial Statements.

Financial Condition and Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

The following table summarizes our sources and uses of funds for the periods noted:

	For the Years Ended December 31, ($ in Thousands)
	2013	2012	2011
Cash flows provided by operating activities	$108,316	$45,705	$64,507
Cash flows used in investing activities	(313,518)	(100,742)	(276,574)
Cash flows provided by financing activities	163,127	87,216	212,855

Net increase (decrease) in cash and cash equivalents	$(42,075)	$32,179	$788

Net cash provided by operating activities increased by approximately $62.6 million in 2013 when compared to 2012, to $115.2 million. This increase in net cash provided by operating activities was primarily due to our overall increase in operating revenues attributable to our increase in production and field services revenue. This increase in cash flow was partially offset by in increase in operating expenses, primarily Production and Lease Operating Expense, G&A Expense and Field Services Operating Expense. Also negatively affecting operating cash flows in 2013 was a decrease in gains from the settlement of derivatives. Net cash provided by operating activities decreased by approximately $18.8 million in 2012 when compared to 2011, to $45.7 million. This decrease in our cash flows provided by operating activities was primarily impacted by our increased operating expenses, specifically our lifting costs and expenses related to our field services segment. Also contributing to the decrease was a change in our working capital balance and lower commodity prices. Partially offsetting these increases were higher production and sales volumes.

Net cash used in investing activities increased by approximately $212.8 million in 2013 when compared to 2012, to $320.4 million. This increase was in large part due an increase in our capital spending during 2013 in addition to a decrease in proceeds from the sale of assets and equity method investments, which was attributable to our sale of Keystone Midstream in 2012. Net cash used in investing activities decreased by approximately $175.8 million in 2012 when compared to 2011, to $100.7 million. This decrease was in large part due to the sale of our ownership in Keystone Midstream, for which we have received net proceeds of approximately $128.1 million. Other factors contributing to the decrease include a decrease in acquisitions of acreage and a decrease in investments to our equity method investments.

Net cash provided by financing activities increased by approximately $75.9 million in 2013 when compared to 2012, to $163.1 million. During 2013, we received combined proceeds from draws on our senior credit facility and our private offering of senior notes, net of repayments of debt, of approximately $166.7 million as compared to combined proceeds from draws on our senior credit facility, our public offering of common stock and our private offering of senior notes, net of repayments of debt, of $93.6 million in 2012. Net cash provided by financing activities decreased by approximately $125.6 million in 2012 when compared to 2011, to $87.2 million. During

2012, we received combined proceeds from draws on our senior credit facility, our public offering of common stock and our private offering of senior notes, net of repayments of debt, of approximately $93.6 million as compared to proceeds from draws on our senior credit facility, net of repayments, of $214.1 million.

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

Accounts Receivable

Our trade accounts receivable, which are primarily from oil, NGLs and natural gas sales and joint interest billings, are recorded at the invoiced amount and include production receivables. The production receivable is valued at the invoiced amount and does not bear interest. Accounts receivable also include joint interest billing receivables which represent billings to the non-operators associated with the drilling and operation of wells and are based on those owners’ working interests in the wells. We assess the financial strength of our customers and joint owners and record an allowance for bad debts as necessary. Our allowance for bad debts as of December 31, 2013 and 2012, was negligible.

To the extent actual quantities and values of oil, NGLs and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and price for those properties are estimated and recorded as Accounts Receivable in the accompanying Consolidated Balance Sheets.

Oil, NGL and Natural Gas Property, Depreciation and Depletion

We account for oil, NGL and natural gas exploration and production activities under the successful efforts method of accounting. Proved developed natural gas and oil property acquisition costs are capitalized when incurred. Unproved properties with individually significant acquisition costs are assessed periodically on a property-by- property basis, and any impairment in value is recognized. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved natural gas and oil properties. Natural gas and oil exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. If proved commercial reserves are not discovered, such drilling costs are expensed. Costs to develop estimated proved reserves, including the costs of all development well and related equipment used in the production of oil, NGLs and natural gas, are capitalized.

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

When circumstances indicate that an asset may be impaired, we compare expected undiscounted future cash flows at a producing field to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on our estimate of future oil, NGL and natural gas prices, operating costs, anticipated production from estimated proved reserves, potential future locations and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate. For unproved oil and gas properties, we analyze activity on the acreage prior to evaluating any fair value indicators, such as current drilling activity, drilling success and future development plans. When evaluating the value of our unproved oil, NGL and natural gas properties, we utilize active market prices for similar acreage to use as a comparison tool against the carrying value of our properties. If the active market prices for similar acreage do not support our carrying values we then utilize estimates of future value that will be created from the future development of these properties. If future estimated fair value of these properties is lower than the capitalized cost, the capitalized cost is reduced to the estimated future fair value. We recognized approximately $32.1 million, $20.6 million and $14.6 million of impairment from continuing operations on certain oil, NGL and natural gas properties for the years ending December 31, 2013, 2012 and 2011, respectively. We recorded these charges as Impairment Expense on our Consolidated Statements of Operations. For additional information, see Note 18, Impairment Expense, to our Consolidated Financial Statements.

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

Natural Gas and Oil Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil, NGLs and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. For the years ended December 31, 2013 and 2012, Netherland Sewell and Associates, Inc. (“NSAI”) prepared a consolidated reserve and economic evaluation of our proved oil and gas reserves. The preparation of our proved reserve estimates are completed in accordance with our internal control procedures, which include the verification of input data used by NSAI, as well as management review and approval.

Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. Estimates of our crude oil, NGL and natural gas reserves, and the projected cash flows derived from these reserve estimates, are prepared by our engineers in accordance with guidelines established by the SEC. The independent reserve engineer estimates reserves annually on December 31. This annual estimate results in a new depletion rate, which we use for the preceding fourth quarter after adjusting for fourth quarter production.

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

Revenue Recognition

As it pertains to our exploration and production business segment, oil, NGL and natural gas revenue is recognized when the oil, NGL or natural gas is delivered to or collected by the respective purchaser, a sales agreement exists, collection for amounts billed is reasonably assured and the sales price is fixed or determinable. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. In the case of oil and NGL sales, title is transferred to the purchaser when the oil or NGLs leaves our stock tanks and enters the purchaser’s trucks. In the case of gas production, title is transferred when the gas passes through the meter of the purchaser. It is the measurement of the purchaser that determines the amount of oil, NGL or natural gas purchased. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. The purchasers of such production have historically made payment for oil, NGLs and natural gas purchases within 30-60 days of the end of each production month. We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible. The point of sale for our oil, NGL and natural gas production is at its applicable field gathering system. We do not recognize revenue for oil and NGL production held in stock tanks before delivery to the purchaser.

To the extent actual quantities and values of oil, NGLs and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and price for those properties are estimated and recorded as Accounts Receivable in the Consolidated Balance Sheets and Oil, Natural Gas and NGL Sales on the Statements of Operations.

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

Derivative Instruments

We use put and call options (collars), fixed rate swap contracts, swaptions, puts, deferred put spreads, cap swaps, basis swaps and three-way collars to manage price risks in connection with the sale of oil, natural gas and NGLs. We also use interest rate swap agreements to manage interest rate exposure associated with our fixed rate senior notes. We have established the fair value of all derivative instruments using estimates determined by our counterparties and other third-parties. These values are based upon, among other things, future prices, volatility, time to maturity and credit risk. The values we report in our Consolidated Financial Statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

We report our derivative instruments at fair value and include them in the Consolidated Balance Sheets as assets or liabilities. The accounting for changes in fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. For derivative instruments designated for hedge accounting, for financial accounting purposes, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Any changes in fair value resulting from ineffectiveness are recognized immediately in earnings. During 2013, 2012 and 2011 we did not have any derivative instruments designated for hedge accounting.

For derivative instruments designated as fair value hedges, changes in fair value, as well as the offsetting changes in the estimated fair value of the hedged item attributable to the hedged risk, are recognized currently in earnings. Derivative effectiveness is measured annually based on the relative changes in fair value between the derivative contract and the hedged item over time. For derivatives on oil, natural gas and NGL production activity and interest rates, we record changes on the derivative valuations through earnings. For additional information on our derivative instruments, see Note 12, Fair Value of Financial Instruments and Derivative Instruments, to our Consolidated Financial Statements.

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

Recent Accounting Pronouncements

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

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 provides new disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS and U.S. GAAP. The amendment requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. We adopted these amendments on January 1, 2013, including retrospective application for all comparative periods presented. Although we currently are not engaged in any arrangements that would be effected by these disclosure requirements, we believe that ASU 2011-11 may have a material impact on future disclosures pending our entrance into an offsetting arrangement.

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

For the twelve-month period ended December 31, 2013, the net realized gain on oil, natural gas and NGL derivatives was approximately $7.1 million. For the twelve-month period ended December 31, 2012, the net realized gain on oil and natural gas derivatives was approximately $16.2 million.

For the twelve month period ended December 31, 2013, our total net loss on oil, natural gas and NGL derivatives was approximately $2.7 million, as compared to a gain of approximately $10.7 million on oil, NGL and natural gas derivatives for 2012. Derivative gains and losses are reported as Gain (Loss) on Derivatives, net in the Consolidated Statements of Operations.

While the use of derivative arrangements limits the downside risk of adverse price movements, it may also limit our ability to benefit from increases in the prices of oil, NGLs and natural gas. We enter into the majority of our derivative transactions with five counterparties and have a netting agreement in place with those counterparties. We do not obtain collateral to support the agreements, but we believe our credit risk is currently minimal on these transactions. Under these arrangements, payments are received or made based on the differential between a fixed and a variable commodity price. These agreements are settled in cash at expiration or exchanged for physical delivery contracts. In the event of nonperformance, we would be exposed again to price risk. We have additional risk of financial loss because the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the derivative transaction. Moreover, our derivative arrangements generally do not apply to all of our production, and thus provide only partial price protection against declines in commodity prices. We expect that the amount of our derivatives will vary from time to time.

For a summary of our current oil, NGL and natural gas derivative positions at December 31, 2013, refer to Note 12, Fair Value of Financial Instruments and Derivative Instruments, of our Consolidated Financial Statements.

Contractual Obligations

In addition to our capital expenditure program, we are committed to making cash payments in the future on various types of contracts and obligations. As of December 31, 2013, we do not have any off-balance sheet debt or other such unrecorded obligations and we have not guaranteed the debt of any other party. The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2013. In addition to the contractual obligations listed in the table below, our balance sheet at December 31, 2013 reflects accrued interest on our senior credit facility of $0.1 million which was paid in January 2014.

The following summarizes our contractual financial obligations for continuing operations at December 31, 2013 and their future maturities. We expect to fund these contractual obligations with cash generated from operating activities.

	Payment due by period (in thousands)
	2014	2015	2016	2017	2018	Thereafter	Total
8.875% Senior Notes(a)	$—	$—	$—	$—	$—	$350,000	$350,000
Operating Leases	859	807	815	823	133	—	3,437
Other Loans and Notes Payable	6,743	1,467	1,270	292	59,162	—	68,934
Derivative Obligations(b)	4,663	1,765	—	—	—	—	6,428
Firm Commitments(c)	32,549	32,701	39,669	44,059	46,288	395,279	590,545
Asset Retirement Obligations(d)	2,485	1,101	717	646	511	23,065	28,525

Total Contractual Obligations	$47,299	$37,841	$42,471	$45,820	$106,094	$768,344	$1,047,869

(a)	The amount included in the table represents the outstanding principal amount only. Interest paid on our senior notes will be approximately $31.1 million each year through 2020.
(b)	Derivative obligations represent open derivative contracts valued as of December 31, 2013, that were in a liability position.
(c)	Includes commitments for rig and completion services and sales, gathering and processing agreements.
(d)	The ultimate settlement and timing cannot be precisely determined in advance.

Interest Rates

At December 31, 2013, we had $59.0 million in borrowings outstanding under our senior credit facility. The interest rates on outstanding balances during 2013 on our senior credit facility averaged 1.9%. At December 31, 2013, we had $350.0 million in senior notes outstanding bearing interest at 8.875% annually and will be paid bi-annually.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decrease for a substantial period of time or decline significantly, revenues and cash flows would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil, natural gas and NGLs. Conversely, increases in the market prices for oil, natural gas and NGLs can have a favorable impact on our financial condition, results of operations and capital resources. Based on December 31, 2013 reserve estimates, we project that a 10% decline in the price per barrel of oil, price per barrel of NGLs and the price per Mcf of gas from average 2013 prices would reduce our gross revenues, before the effects of derivatives, for the year ending December 31, 2014 by approximately $30.1 million.

We have designed our hedging policy to reduce the risk of price volatility for our production in the natural gas, NGL and crude oil markets. Our risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments that we use include fixed rate swap contracts, puts, collars, swaptions, deferred put spreads, cap swaps, basis swaps and three-way collars. The volume of derivative instruments that we may use are governed by the risk management policy and can vary from year to year, but under most circumstances will apply to only a portion of our current and anticipated production, and will provide only partial price protection against declines in commodity prices. We are exposed to market risk on our open contracts, to the extent of changes in market prices of oil, natural gas and NGLs. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged. Further, if our counterparties should default, this protection might be limited as we might not receive the benefits of the hedges.

At December 31, 2013, the following commodity derivative contracts were outstanding:

Period	Volume	Sold Put Option	Floor	Ceiling	Swap	Basis Differential	Fair Market Value ($ in Thousands)
Oil
2014—Collar	60,000 Bbl	$0	$90.00	$97.65	$0	$0	$(42)
2014—Deferred Put Spread	168,000 Bbl	75.00	90.00	0	0	0	(585)
2014—Swap	30,000 Bbl	0	0	0	93.75	0	(119)
2014—Cap Swap	360,000 Bbl	80.83	0	0	97.72	0	380
2014—Three Way Collar	372,000 Bbl	76.610	87.60	103.85	0	0	75

	990,000 Bbl						$(291)
Natural Gas
2014—Sold Call	1,800,000 Mcf	$0	$0	$5.00	$0	$0	$(150)
2014—Three Way Collar	7,800,000 Mcf	3.32	4.08	4.59	0	0	393
2014—Swap	4,830,000 Mcf	0	0	0	3.97	0	(1,064)
2014—Swaption	2,400,000 Mcf	0	0	0	4.45	0	(717)
2014—Cap Swap	3,600,000 Mcf	3.30	0	0	4.09	0	(491)
2014—Basis Swap	7,200,000 Mcf	0	0	0	0	(0.36)	3,984
2014—Collar	1,800,000 Mcf	0	3.51	4.43	0	0	(235)
2015—Swap	1,200,000 Mcf	0	0	0	4.18	0	18
2015—Cap Swap	2,400,000 Mcf	3.28	0	0	4.10	0	(302)
2015—Three Way Collar	2,400,000 Mcf	3.40	4.16	4.63	0	0	169
2015—Sold Call	2,400,000 Mcf	0	0	4.40	0	0	(761)
2015—Basis Swap	600,000 Mcf	0	0	0	0	(0.35)	339

	38,430,000 Mcf						$1,183
Natural Gas Liquids
2014—Swap	357,000 Bbl	$0	$0	$0	$48.49	$0	$(912)

	357,000 Bbl						$(912)

Item 305(a) of Regulation S-K requires that tabular information relating to contract terms allow readers of the table to determine expected cash flows from the market risk sensitive instruments for each of the next five years. At December 31, 2013, we had commodity derivative contracts in place for the next two years, relating to production through 2015.

We are exposed to interest rate risk on our long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in the market interest rates which are lower than our current fixed rate. Variable rate debt, where the interest rate fluctuates, exposes us to changes in market interest rates, which may increase over time. As of December 31, 2013, we had approximately $59.0 million outstanding under our Senior Credit Facility which is subject to variable rates of interest and $350.0 million of Senior Notes outstanding subject to a fixed interest rate. See Note 11, Long-Term Debt, to our Consolidated Financial Statements for additional information on our Senior Credit Facility and Senior Notes.

As of December 31, 2013, we had a $25.0 million fixed-to-variable interest rate swap to manage our interest rate exposure related to our Senior Notes. Prior to 2013, we did not have any interest rate swap agreements. We utilize the mark-to-market accounting method to account for our interest rate swap. We recognize all gains and losses related to this contract in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Income (Expense). During 2013, there were no cash settlements related to our interest rate swap agreement. The fair value of our interest rate swap as of December 31, 2013, was a liability of approximately $0.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REX ENERGY CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Rex Energy Corporation:

We have audited the accompanying consolidated balance sheets of Rex Energy Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in noncontrolling interests and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rex Energy Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Rex Energy Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Controls—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas

March 3, 2014

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except Share and Per Share Data)

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and Cash Equivalents	$1,900	$43,975
Accounts Receivable	38,863	24,980
Taxes Receivable	5,189	6,429
Short-Term Derivative Instruments	5,668	12,005
Current Deferred Tax Asset	3,451	0
Assets Held For Sale	0	2,279
Inventory, Prepaid Expenses and Other	2,207	1,316

Total Current Assets	57,278	90,984
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	749,680	485,448
Unevaluated Oil and Gas Properties	189,385	165,503
Other Property and Equipment	70,115	50,073
Wells and Facilities in Progress	76,545	92,913
Pipelines	7,678	6,116

Total Property and Equipment	1,093,403	800,053
Less: Accumulated Depreciation, Depletion and Amortization	(190,521)	(146,038)

Net Property and Equipment	902,882	654,015
Deferred Financing Costs and Other Assets—Net	11,993	10,029
Equity Method Investments	18,708	16,978
Long-Term Derivative Instruments	535	704

Total Assets	$991,396	$772,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$31,103	$29,448
Current Maturities of Long-Term Debt	6,743	1,686
Accrued Liabilities	54,450	23,019
Short-Term Derivative Instruments	4,663	1,389
Current Deferred Tax Liability	0	539
Liabilities Related to Assets Held for Sale	0	52

Total Current Liabilities	96,959	56,133
8.875% Senior Notes Due 2020	350,000	250,000
Premium (Discount) on Senior Notes—Net	3,078	(1,742)
Senior Secured Line of Credit and Long-Term Debt	62,191	991
Long-Term Derivative Instruments	1,765	1,510
Long-Term Deferred Tax Liability	29,446	23,625
Other Deposits and Liabilities	4,992	5,675
Future Abandonment Cost	26,040	24,224

Total Liabilities	574,471	360,416
Commitments and Contingencies (See Note 9)
Stockholders’ Equity
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 54,186,490 shares issued and outstanding on December 31, 2013 and 53,213,264 shares issued and outstanding on December 31, 2012	54	52
Additional Paid-In Capital	456,554	451,062
Accumulated Deficit	(41,725)	(39,595)

Rex Energy Stockholders’ Equity	414,883	411,519
Noncontrolling Interests	2,042	775

Total Stockholders’ Equity	416,925	412,294

Total Liabilities and Stockholders’ Equity	$991,396	$772,710

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

($ and Shares in Thousands, Except Per Share Data)

	Year Ended December 31,
	2013	2012	2011
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$213,919	$134,574	$111,879
Field Services Revenue	23,812	13,403	2,518
Other Revenue	200	162	209

TOTAL OPERATING REVENUE	237,931	148,139	114,606
OPERATING EXPENSES
Production and Lease Operating Expense	62,138	47,638	33,116
General and Administrative Expense	33,126	23,345	23,636
Loss on Disposal of Asset	1,647	58	502
Impairment Expense	32,072	20,585	14,631
Exploration Expense	11,408	4,782	2,507
Depreciation, Depletion, Amortization and Accretion	63,944	45,437	27,856
Field Services Operating Expense	17,330	8,240	1,750
Other Operating Expense	592	1,136	819

TOTAL OPERATING EXPENSES	222,257	151,221	104,817
INCOME (LOSS) FROM OPERATIONS	15,674	(3,082)	9,789
OTHER INCOME (EXPENSE)
Interest Expense	(22,782)	(6,443)	(2,514)
Gain (Loss) on Derivatives, Net	(2,908)	10,687	18,916
Other Income	6,653	98,549	79
Income (Loss) from Equity Method Investments	(763)	(3,921)	81

TOTAL OTHER INCOME (LOSS)	(19,800)	98,872	16,562
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(4,126)	95,790	26,351
Income Tax (Expense) Benefit	3,785	(38,549)	(8,270)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(341)	57,241	18,081
Loss From Discontinued Operations, Net of Income Taxes	(232)	(10,943)	(33,457)

NET INCOME (LOSS)	(573)	46,298	(15,376)
Net Income (Loss) Attributable to Noncontrolling Interests	1,557	819	(7)

NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(2,130)	$45,479	$(15,369)

Earnings Per Common Share:
Basic—income (loss) from continuing operations attributable to Rex common shareholders	$(0.04)	$1.09	$0.41
Basic—loss from discontinued operations attributable to Rex common shareholders	0.00	(0.21)	(0.76)

Basic—net income (loss) attributable to Rex common shareholders	$(0.04)	$0.88	$(0.35)

Basic—weighted average shares of common stock outstanding	52,572	51,543	43,930
Diluted—income (loss) from continuing operations attributable to Rex common shareholders	$(0.04)	$1.08	$0.41
Diluted—loss from discontinued operations attributable to Rex common shareholders	0.00	(0.21)	(0.76)

Diluted—net income (loss) attributable to Rex common shareholders	$(0.04)	$0.87	$(0.35)

Diluted—weighted average shares of common stock outstanding	52,572	52,025	44,476

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

(in Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Rex Energy Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Par
Balance December 31, 2010	44,307	$44	$373,856	$(69,519)	$304,381	$295	$304,676
Non-cash compensation expense	0	0	1,625	0	1,625	0	1,625
Capital distributions	0	0	0	0	0	(13)	(13)
Restricted stock, net	413	0	0	0	0	0	0
Stock option exercises	139	0	1,362	0	1,362	0	1,362
Net Loss	0	0	0	(15,369)	(15,369)	(7)	(15,376)

Balance December 31, 2011	44,859	44	376,843	(84,888)	291,999	275	292,274
Non-cash compensation	0	0	3,079	(186)	2,893	0	2,893
Capital distributions	0	0	0	0	0	(319)	(319)
Restricted stock, net	252	0	0	0	0	0	0
Stock option exercises	52	0	565	0	565	0	565
Issuance of common stock, net of issuance costs	8,050	8	70,575	0	70,583	0	70,583
Net Income	0	0	0	45,479	45,479	819	46,298

Balance December 31, 2012	53,213	52	451,062	(39,595)	411,519	775	412,294
Non-cash compensation	0	0	5,418	0	5,418	0	5,418
Restricted stock, net	924	0	0	0	0	0	0
Stock option exercises	49	2	534	0	536	0	536
Capital distributions	0	0	0	0	0	(886)	(886)
Change in Ownership of Noncontrolling Interests	0	0	(460)	0	(460)	596	136
Net Income (Loss)	0	0	0	(2,130)	(2,130)	1,557	(573)

Balance December 31, 2013	54,186	$54	$456,554	$(41,725)	$414,883	$2,042	$416,925

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in Thousands)

	For the Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(573)	$46,298	$(15,376)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
(Gain) Loss from Equity Method Investments	763	3,921	(81)
Non-cash Expenses	6,230	3,191	1,745
Depreciation, Depletion, Amortization and Accretion	63,944	46,441	28,446
Deferred Income Tax Expense (Benefit)	2,279	23,665	(7,339)
(Gain) Loss on Derivatives	2,908	(10,687)	(18,916)
Cash Settlements of Derivatives	7,128	16,219	6,212
Dry Hole Expense	2,993	656	32,769
(Gain) Loss on Sale of Assets and Equity Method Investments	(6,211)	(100,551)	502
Impairment Expense	32,072	40,355	27,808
Changes in operating assets and liabilities
Accounts Receivable	(12,726)	(13,698)	11,118
Inventory, Prepaid Expenses and Other Assets	(885)	(92)	86
Accounts Payable and Accrued Liabilities	12,891	(8,832)	(1,996)
Other Assets and Liabilities	(2,497)	(1,181)	(471)

NET CASH PROVIDED BY OPERATING ACTIVITIES	108,316	45,705	64,507
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Joint Venture Leasing Initiatives	458	260	3,209
Change in Restricted Cash	0	0	16,086
Contributions to Equity Method Investments	(2,493)	(4,087)	(23,204)
Proceeds from the Sale of Assets and Equity Method Investments	11,305	133,425	2,729
Acquisitions of Undeveloped Acreage	(41,784)	(51,802)	(78,569)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(281,004)	(178,538)	(196,825)

NET CASH USED IN INVESTING ACTIVITIES	(313,518)	(100,742)	(276,574)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	72,249	126,730	240,000
Repayments of Long-Term Debt and Lines of Credit	(8,480)	(351,000)	(25,000)
Repayments of Loans and Other Long-Term Debt	(2,005)	(962)	(879)
Proceeds from Senior Notes, Including Premiums	105,000	248,250	0
Debt Issuance Costs	(3,134)	(6,397)	(2,615)
Settlement of Tax Withholdings Related to Share-Based Compensation Awards	0	(234)	0
Proceeds from the Issuance of Common Stock, Net of Issuance Costs	0	70,583	0
Proceeds from the Exercise of Stock Options	533	565	1,362
Purchase of Noncontrolling Interests	(150)	0	0
Capital Distributions by the Partners of Consolidated Joint Ventures	(886)	(319)	(20)
Capital Contributions by the Partners of Equity Method Investments and Consolidated Joint Ventures	0	0	7

NET CASH PROVIDED BY FINANCING ACTIVITIES	163,127	87,216	212,855
NET INCREASE (DECREASE) IN CASH	(42,075)	32,179	788
CASH—BEGINNING	43,975	11,796	11,008

CASH—ENDING	$1,900	$43,975	$11,796

SUPPLEMENTAL DISCLOSURES
Interest Paid	31,153	7,568	1,549
Cash Paid for Income Taxes, Net of Refunds	(6,390)	12,824	312
NON-CASH ACTIVITIES
Increase in Accrued Capital Expenditures	22,138	4,430	1,342

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

We are an independent oil, natural gas liquid (“NGL”) and natural gas company with operations currently focused in the Appalachian and Illinois Basins. In the Appalachian Basin, we are focused on our Marcellus Shale, Utica Shale and Upper Devonian (“Burkett”) Shale drilling and exploration activities. In the Illinois Basin, in addition to our developmental oil drilling, we are focused on the implementation of enhanced oil recovery on our properties. We pursue a balanced growth strategy of exploiting our sizable inventory of high potential exploration drilling prospects while actively seeking to acquire complementary oil and natural gas properties. In addition to our drilling and exploration activities, we are also engaged in oil and natural gas field services, where we provide water sourcing, water disposal and water transfer solutions for completion operations.

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

Certain prior year amounts have been reclassified to conform to the report classifications for the year ended December 31, 2013, with no effect on previously reported net income, net income per share, accumulated deficit or stockholders’ equity. For purposes of consistency with current presentation, we have reclassified approximately $3.9 million from Wells and Facilities in Progress to Unevaluated Oil and Gas Properties and approximately $0.6 million from Future Abandonment Costs to Accrued Liabilities on our Consolidated Balance Sheet as of December 31, 2012. For the years ended December 31, 2012 and 2011, we reclassified approximately $2.1 million and $0.9 million from changes in Other Assets and Liabilities to changes in Accounts Payable and Accrued Liabilities, respectively, with no effect to Cash Provided by Operating Activities.

We consolidate all of our subsidiaries in the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012 and the Consolidated Statements of Operations, Cash Flows and Changes in Noncontrolling Interests and Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011. Investments in unconsolidated affiliates in which we are able to exercise significant influence are accounted for using the equity method. All intercompany transactions and accounts have been eliminated.

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

Significant estimates made in preparing these Consolidated Financial Statements include, among other things, estimates of the proved oil, NGL and natural gas reserve volumes used in calculating Depletion, Depreciation and Amortization (“DD&A”) expense; the estimated future cash flows and fair value of properties used in determining the need for any impairment; fair values of financial derivative instruments; volumes and prices for revenues accrued; estimates of the fair value of equity-based compensation awards; deferred tax valuation allowance and the timing and amount of future abandonment costs used in calculating asset retirement obligations. Future changes in the assumptions used could have a significant impact on reported results in future periods. The significant estimates are based on current assumptions that may be materially affected by changes to future economic conditions such as the market prices received for sales of volumes of oil and natural gas, interest rates and our ability to generate future income.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2013 and 2012, our Cash and Cash Equivalents consisted of only cash.

Accounts Receivable

Our trade accounts receivable, which are primarily from oil, NGLs and natural gas sales and joint interest billings, are recorded at the invoiced amount and include production receivables. The production receivable is valued at the invoiced amount and does not bear interest. Accounts receivable also include joint interest billing receivables which represent billings to the non-operators associated with the drilling and operation of wells and are based on those owners’ working interests in the wells. We have assessed the financial strength of our customers and joint owners and record an allowance for bad debts as necessary. Our allowance for bad debts as of December 31, 2013 and 2012, was negligible.

To the extent actual quantities and values of oil, NGLs and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and price for those properties are estimated and recorded as Accounts Receivable in the accompanying Consolidated Balance Sheets.

At December 31, 2013, we carried approximately $28.8 million in production receivable, of which approximately $22.7 million were production receivables due from four purchasers. At December 31, 2012, we carried approximately $18.1 million in production receivables, of which approximately $16.3 million were production receivables due from four purchasers. In addition, we carried approximately $4.4 million in receivables from Sumitomo Corporation at December 31, 2013 and $2.1 million at December 31, 2012 that was in relation to our joint operations.

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

Oil, NGL and Natural Gas Property, Depreciation and Depletion

We account for oil, NGL and natural gas exploration and production activities under the successful efforts method of accounting. Proved developed natural gas and oil property acquisition costs are capitalized when incurred. Unproved properties with individually significant acquisition costs are assessed periodically on a property-by- property basis, and any impairment in value is recognized. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved natural gas and oil properties. Natural gas and oil exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. If proved commercial reserves are not discovered, such drilling costs are expensed. Costs to develop estimated proved reserves, including the costs of all development well and related equipment used in the production of oil, NGLs and natural gas, are capitalized.

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

When circumstances indicate that an asset may be impaired, we compare expected undiscounted future cash flows at a producing field to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on our estimate of future oil, NGL and natural gas prices, operating costs, anticipated production from estimated proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate. For unproved oil and gas properties, we analyze activity on the acreage prior to evaluating any fair value indicators, such as current drilling activity, drilling success and future development plans. When evaluating the value of our unproved oil, NGL and natural gas properties, we utilize active market prices for similar acreage to use as a comparison tool against the carrying value of our properties. If the active market prices for similar acreage do not support our carrying values we then utilize estimates of future value that will be created from the future development of these properties. If future estimated fair value of these properties is lower than the capitalized cost, the capitalized cost is reduced to the estimated future fair value. We recognized approximately $32.1 million, $20.6 million and $14.6 million of impairment from continuing operations on certain oil, NGL and natural gas properties for the years ending December 31, 2013, 2012 and 2011, respectively. We recorded these charges as Impairment Expense on our Consolidated Statements of Operations. For additional information, see Note 18, Impairment Expense, to our Consolidated Financial Statements.

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

Natural Gas and Oil Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil, NGLs and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. For the years ended December 31, 2013 and 2012, Netherland Sewell and Associates, Inc. (“NSAI”) prepared a consolidated reserve and economic evaluation of our proved oil and gas reserves. The preparation of our proved reserve estimates are completed in accordance with our internal control procedures, which include the verification of input data used by NSAI, as well as management review and approval.

Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. Estimates of our crude oil, NGL and natural gas reserves, and the projected cash flows derived from these reserve estimates, are prepared by our engineers in accordance with guidelines established by the SEC. The independent reserve engineer estimates reserves annually on December 31. This annual estimate results in a new depletion rate, which we use for the preceding fourth quarter after adjusting for fourth quarter production.

Deferred Financing Costs and Other Assets—Net

At December 31, 2013, we had deferred financing costs and other assets consisting of $12.0 million, which is primarily made up of bond costs and loan costs that are amortized using the effective interest method and the straight line method, respectively, over their estimated lives, which is, on average, three to eight years. We amortize any costs incurred to renew or extend the terms of existing debt over the contract term or estimated useful life, as applicable. For the years ended December 31, 2013, 2012 and 2011, we recorded amortization expense from continuing operations of $1.3 million, $1.2 million and $0.8 million, respectively.

The following is a summary of our deferred financing costs at the dates indicated:

	December 31, 2013 (in thousands)	December 31, 2012 (in thousands)
Deferred Financing Costs—Gross	$12,404	$9,270
Accumulated Amortization	(3,031)	(1,866)

Deferred Financing Costs—Net	$9,373	$7,404

Specific to our deferred financing costs, we have incurred gross debt issuance costs of approximately $3.1 million and $6.4 million for the years ended December 31, 2013 and 2012, respectively, which are presented net of accumulated amortization of $3.0 million and $1.9 million, respectively, and include deferred financing from our senior notes.

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

Accretion expense from continuing operations during the years ended December 31, 2013, 2012 and 2011 totaled approximately $3.0 million, $2.1 million and $1.5 million, respectively. These amounts are recorded as

DD&A on our Consolidated Statements of Operations. As of December 31, 2013 and 2012, approximately $2.5 million and $0.6 million, respectively, of our Future Abandonment Costs were classified as short-term liabilities under the caption Accrued Expenses on our Consolidated Balance Sheets. During 2013 and 2012, we recognized an increase of $1.3 million and $4.0 million, respectively, in the estimated present value of our asset retirement obligations, representing an increase in the estimate to plug and abandon our oil and natural gas wells. The revised estimates were primarily the result of increased abandonment estimates, which were driven by the trends of actual outcomes. We account for asset retirement obligations that relate to wells that are drilled jointly based on our interest in those wells.

	December 31, 2013 ($ in Thousands)	December 31, 2012 ($ in Thousands)
Beginning Balance	$24,822	$18,670
Asset Retirement Obligation Incurred	1,750	598
Asset Retirement Obligation Settled	(2,452)	(428)
Asset Retirement Obligation Cancelled or Sold Well Properties	0	0
Asset Retirement Obligation Revision of Estimated Obligation	1,311	3,953
Asset Retirement Obligation Accretion Expense	3,094	2,029

Total Future Abandonment Costs[1]	$28,525	$24,822

[1]

As of December 31, 2013 and 2012, approximately $2.5 million and $0.6 million, respectively of our Future Abandonment Costs were classified as short-term liabilities under the caption Accrued Expenses on our Consolidated Balance Sheets.

Revenue Recognition

As it pertains to our exploration and production business segment, oil, NGL and natural gas revenue is recognized when the oil, NGL or natural gas is delivered to or collected by the respective purchaser, a sales agreement exists, collection for amounts billed is reasonably assured and the sales price is fixed or determinable. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. In the case of oil and NGL sales, title is transferred to the purchaser when the oil or NGLs leaves our stock tanks and enters the purchaser’s trucks. In the case of gas production, title is transferred when the gas passes through the meter of the purchaser. It is the measurement of the purchaser that determines the amount of oil, NGL or natural gas purchased. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. The purchasers of such production have historically made payment for oil, NGLs and natural gas purchases within 30-60 days of the end of each production month. We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible. The point of sale for our oil, NGL and natural gas production is at its applicable field gathering system. We do not recognize revenue for oil and NGL production held in stock tanks before delivery to the purchaser.

To the extent actual quantities and values of oil, NGLs and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and price for those properties are estimated and recorded as Oil, Natural Gas and NGL Sales on the Statements of Operations.

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

Derivative Instruments

We use put and call options (collars), fixed rate swap contracts, swaptions, puts, deferred put spreads, cap swaps, basis swaps and three-way collars to manage price risks in connection with the sale of oil, natural gas and NGLs. We have also, use interest rate swap agreements to manage interest rate exposure associated with our fixed rate senior notes. We have established the fair value of all derivative instruments using estimates determined by our counterparties and other third-parties. These values are based upon, among other things, future prices, volatility, time to maturity and credit risk. The values we report in our Consolidated Financial Statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

We report our derivative instruments at fair value and include them in the Consolidated Balance Sheets as assets or liabilities. The accounting for changes in fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. For derivative instruments designated for hedge accounting, for financial accounting purposes, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Any changes in fair value resulting from ineffectiveness are recognized immediately in earnings. During 2013, 2012 and 2011 we did not have any derivative instruments designated for hedge accounting.

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

Capitalization of Interest

We capitalize interest on capital projects, most notably during the drilling and completion of oil and natural gas wells. For the years ended December 31, 2013, 2012 and 2011, we capitalized interest costs of $7.5 million, $3.0 million and $1.2 million, respectively.

Earnings per Share

Earnings per common share are computed by dividing consolidated net income attributable to us by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing consolidated net income attributable to us by the weighted average number of common shares outstanding during the period, including any potentially dilutive outstanding securities, such as options and warrants. The potentially dilutive outstanding securities are calculated using the treasury stock method. At December 31, 2013, we had 54,186,490 common shares outstanding, 449,087 options outstanding and 20,500 stock appreciation rights outstanding with no outstanding warrants or other potentially dilutive securities. The total common shares outstanding include 2,172,639 restricted stock awards, of which approximately 1,279,050 shares are performance-based awards. For additional information, see Note 14, Earnings per Common Share, to our Consolidated Financial Statements.

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

As of December 31, 2013 we had capital leases on field vehicles being used in our field services operating segment. We recorded these leases as Other Property and Equipment on our Consolidated Balance Sheets in the amount of $3.0 million as of December 31, 2013, and $1.6 million as of December 31, 2012. The remaining obligation to be paid on these leases totaled approximately $2.2 million, of which $1.4 million was classified as Senior Secured Line of Credit and Long-Term Debt under Long-Term Liabilities and $0.8 million was classified as Current Maturities of Long-Term Debt under Current Liabilities on our Consolidated Balance Sheets, all of which is expected to be paid by 2017. The amortization of our capital leases is recorded as Depreciation, Depletion, Amortization and Accretion on our Consolidated Statements of Operations.

Recent Accounting Pronouncements

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

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU

2011-11 provides new disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS and U.S. GAAP. The amendment requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. We adopted these amendments on January 1, 2013, including retrospective application for all comparative periods presented. Although we currently are not engaged in any arrangements that would be effected by these disclosure requirements, we believe that ASU 2011-11 may have a material impact on future disclosures pending our entrance into an offsetting arrangement.

3. BUSINESS SEGMENT INFORMATION

We have two principal reportable segments, which are segregated based on the products and services that each provide: (a) exploration and production, and (b) field services. Our exploration and production segment engages in the exploration, acquisition, development and production of oil, natural gas and NGLs. We have a single, company-wide management team that oversee all properties as a whole rather than isolated operating segments; however we do track basic operational data by area. Our financial performance is measured as a single enterprise and not by individual area. Our field services segment operates and manages water sourcing, water transfer, equipment rental and water disposal services, primarily in the Appalachian Basin. Our field services segment is comprised of operations that have economic characteristics that are distinct from those of our exploration and production segment and is managed by its own unique management team.

We evaluate the performance of our business segments based on net income (loss) from continuing operations, before income taxes. All intercompany transactions, including those between consolidated business segments, are eliminated in consolidation. Summarized financial information concerning our segments is shown in the following table for 2013, 2012 and 2011 (in thousands):

	Exploration and Production	Field Services	Intercompany Eliminations	Consolidated Total
For the Year Ended December 31, 2013
Revenues	$214,119	$32,583	$(8,771)	$237,931
Inter-Segment Revenues	0	(8,771)	8,771	0

Total Revenues	214,119	23,812	0	237,931
Depreciation, Depletion and Amortization	62,585	1,559	(200)	63,944
Impairment Expense	32,072	0	0	32,072
Other Operating Expense(a)	106,591	25,945	(6,295)	126,241
Interest Expense	22,719	106	0	22,825
Other (Income) Expense(b)	(3,111)	0	86	(3,025)

Income (Loss) From Continuing Operations, Before Income Taxes	$(6,737)	$(3,798)	$6,409	$(4,126)

Total Assets	$971,973	$26,266	$(6,843)	$991,396
Expenditures for Long-Lived Assets	$317,481	$7,870	$(2,563)	$322,788
Equity Method Investments	$18,708	$0	$0	$18,708
For the Year Ended December 31, 2012
Revenues	$134,736	$15,637	$(2,234)	$148,139
Inter-Segment Revenues	0	(2,234)	2,234	0

Total Revenues	134,736	13,403	0	148,139
Depreciation, Depletion and Amortization	44,955	482	0	45,437
Impairment Expense	20,505	80	0	20,585
Other Operating Expense(a)	76,063	10,859	(1,723)	85,199
Interest Expense	6,424	26	0	6,450
Other (Income) Expense(b)	(105,426)	0	104	(105,322)

Income (Loss) From Continuing Operations, Before Income Taxes	$92,215	$1,956	$1,619	$95,790

Total Assets	$766,599	$12,166	$(6,055)	$772,710
Expenditures for Long-Lived Assets	$227,913	$3,134	$(707)	$230,340
Equity Method Investments	$16,978	$0	$0	$16,978
For the Year Ended December 31, 2011
Revenues	$112,088	$3,546	$(1,028)	$114,606
Inter-Segment Revenues	0	(1,028)	1,028	0

Total Revenues	112,088	2,518	0	114,606
Depreciation, Depletion and Amortization	27,670	186	0	27,856
Impairment Expense	14,316	315	0	14,631
Other Operating Expense(a)	59,917	3,169	(756)	62,330
Interest Expense	2,523	1	0	2,524
Other (Income) Expense(b)	(19,021)	(100)	35	(19,086)

Income (Loss) From Continuing Operations, Before Income Taxes	$26,683	$(1,053)	$721	$26,351

Total Assets	$600,049	$7,143	$(5,641)	$601,551
Expenditures for Long-Lived Assets	$269,823	$5,571	$0	$275,394
Equity Method Investments	$41,683	$0	$0	$41,683

(a)	Includes the following expenses: production and lease operating expenses, general and administrative expenses, (gain) loss on disposal of assets, exploration expense, field services operating expenses and other operating expenses.
(b)	Includes the following expenses: interest income, gain (loss) on derivative, net, other income (expense) and gain (loss) on equity method investments.

4. BUSINESS AND OIL AND GAS PROPERTY ACQUISITIONS AND DISPOSITIONS

Acquisitions

We have made no significant acquisitions for the years ended December 31, 2013, 2012 and 2011.

Dispositions

Keystone Midstream Services, LLC

On May 29, 2012, we closed the sale of our ownership in Keystone Midstream Services, LLC (“Keystone Midstream”), which we had accounted for as an equity method investment. The base consideration for the sale was $483.2 million after adjustments for closing cash, working capital and outstanding debt. Our net proceeds at closing totaled $121.4 million, net of $3.3 million for our share of transactional costs which we recorded as Gain (Loss) on Equity Method Investments on our Consolidated Statement of Operations. During the third quarter of 2012, we recorded $0.5 million of post-closing settlement charges that we expect to incur, effectively decreasing our net proceeds to approximately $120.9 million. We have used the proceeds to pay down amounts outstanding under our Senior Credit Facility and for working capital. The amount received at closing excluded approximately $14.3 million held in escrow to be paid out over the course of the 12 months following closing. During 2012, we received approximately $7.2 million of the outstanding escrow amount and during 2013 we received final distributions from the escrow of approximately $6.9 million, with the remaining amounts funding claims made by the purchaser. Also included in the proceeds at closing was approximately $3.8 million funded by other sellers in the transaction as consideration for our entry into an amendment to one of our gas gathering, compression and processing agreements. This consideration is recorded as Other Deposits and Liabilities on our Consolidated Balance Sheet and will be recognized in earnings over the term of the gas gathering, compression and processing agreement. We recognized a gain on the sale of our investment of Keystone Midstream, including the post-closing adjustment of $0.5 million and the receipt of the escrow funds of $7.2 million, of $99.4 million, in 2012 and a gain of approximately $6.9 million in 2013, all of which were recorded as Other Income (Expense) in our Consolidated Statement of Operations. See Note 7, Equity Method Investments, to our Consolidated Financial Statements for additional information on Keystone Midstream.

DJ Basin Assets

See Note 5, Discontinued Operations/Assets Held For Sale, to our Consolidated Financial Statements.

5. DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE

During December 2011, our board of directors approved a formal plan to sell our DJ Basin assets located in the states of Wyoming and Colorado. During 2012, we sold various parcels of acreage throughout our DJ Basin holdings at varying prices, much of which was lower than the existing carrying value of similar remaining acreage at the time of sale. During the first quarter of 2013, we entered an agreement to sell our remaining DJ Basin assets for $3.1 million. This transaction closed during the second quarter of 2013 and resulted in a gain of approximately $1.0 million. As of December 31, 2013, we had no assets or liabilities related to the DJ Basin or continuing cash flows from this region.

Prior to the sale, these assets were classified as Assets Held for Sale on our Balance Sheet as of December 31, 2012, and the results of operations are reflected in Discontinued Operations in our Consolidated

Statements of Operations. We included $2.3 million of net assets located in the DJ Basin as Assets Held for Sale on our Consolidated Balance Sheet as of December 31, 2012. We included approximately $0.1 million of liabilities as Liabilities Related to Assets Held for Sale on our Consolidated Balance Sheet as of December 31, 2012. These liabilities primarily relate to Accounts Payable and Accrued Liabilities.

Summarized financial information for Discontinued Operations is set forth in the table below, and does not reflect the costs of certain services provided. Such costs, which were not allocated to the Discontinued Operations, were for services, including legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	December 31,
($ in thousands)	2013	2012	2011
Revenues:
Oil and Gas Sales	$25	$97	$556

Total Operating Revenue	25	97	556
Costs and Expenses:
Production and Lease Operating Expense	104	353	493
General and Administrative Expense	23	660	1,745
Exploration Expense	97	867	33,812
Impairment Expense	0	19,770	13,177
Depreciation, Depletion, Amortization and Accretion	0	0	85
Other Operating Expense (Income)	(3)	8	1
Gain on Disposal of Asset	(969)	(2,126)	0
Interest Expense	0	0	1
Other (Income) Expense	0	(3)	1

Total Expenses (Income)	(748)	19,529	49,315
Income (Loss) from Discontinued Operations Before Income Taxes	773	(19,432)	(48,759)
Income Tax (Expense) Benefit	(1,005)	8,489	15,302

Loss from Discontinued Operations, Net of Income Taxes	$(232)	$(10,943)	$(33,457)

Production
Crude Oil (Bbls)	356	1,272	6,939

6. CONSOLIDATED SUBSIDIARIES

Our consolidated subsidiaries make up 100.0% of our field services segment. For additional information, see Note 3, Business Segment Information, to our Consolidated Financial Statements.

Water Solutions Holdings, LLC and Keystone Clearwater Solutions, LLC

In November 2009, we entered into a limited liability agreement with Sand Hills Management, LLC (“Sand Hills”) to form Water Solutions Holdings, LLC and its wholly-owned subsidiary, Keystone Clearwater Solutions, LLC (collectively “Water Solutions”) for the purpose of acquiring, managing and operating water treatment, disposal and transportation facilities that are designed to treat, dispose or transport brine and fresh waters used and produced in oil and gas well development activities. Upon a change in membership interest that occurred on April 1, 2013, the members of Water Solutions are Rex Energy Corporation, which owns an 60% membership interest, and Sand Hills, which owns a 40% membership interest and serves as the operator of the entity. The change in membership interests occurred in accordance with the original operating agreement which stipulated that the change would occur upon the return of our initial capital investments. The change in ownership transaction, in which we retained our controlling financial interest, was accounted for as an equity transaction with no impact to our Consolidated Statements of Operations. Prior to the change in membership interests, the entity was owned 80% by us and 20% by Sand Hills.

We fully consolidate the accounts of Water Solutions in our financial statements and account for the 40% equity interest owned by Sand Hills as a noncontrolling interest. Water Solutions is financed through cash contributions from its members, a revolving line of credit upon which $4.0 million was drawn as of December 31, 2013, and an equipment line of credit upon which $1.5 million was drawn as of December 31, 2013. At December 31, 2012, Water Solutions maintained a credit facility under which approximately $0.7 million was drawn. There were no cash contributions during the 12 months ending December 31, 2013 and 2012. The table below sets forth the carrying amount and classifications of Water Solutions’ assets and liabilities as of December 31, 2013 and 2012, with no restrictions or obligations to use certain assets to settle associated liabilities:

	December 31,
($ in thousands)	2013	2012
Assets
Cash and Cash Equivalents	$593	$741
Accounts Receivable	9,882	3,360
Inventory, Prepaid Expenses and Other	89	13
Other Property and Equipment	11,798	3,560
Wells and Facilities in Progress	1,031	221
Accumulated Depreciation, Depletion and Amortization	(1,954)	(501)
Deferred Financing Costs and Other Assets – Net	206	199

Total Assets	$21,645	$7,593

Liabilities
Accounts Payable	$758	$456
Current Maturities of Long-Term Debt	5,404	1,098
Accrued Liabilities	6,247	1,036
Senior Secured Line of Credit and Long-Term Debt	3,053	965

Total Liabilities	$15,462	$3,555

R.E. Disposal, LLC (formerly known as NorthStar #3, LLC)

In August 2011, our wholly owned subsidiary, R.E. Gas Development, LLC (“R.E. Gas”) and NorthStar Water Management (“NorthStar”) formed NorthStar #3, LLC (“NorthStar #3”) to construct, own and operate a water disposal well in Mahoning County, Ohio. At December 31, 2012, R.E. Gas owned a 51% membership interest in NorthStar #3 and the remaining 49% membership interest was owned by NorthStar. During the second quarter of 2013, we purchased the remaining 49% membership interest owned by NorthStar for $0.2 million in cash and now own 100% of NorthStar #3, which was renamed R.E. Disposal, LLC. Upon NorthStar #3’s original formation, a note was issued from us to NorthStar #3 to assist in supplementing the operations. The note, which at the time of ownership change had a balance of $4.6 million, was terminated as a part of the change in ownership transaction. Prior to the change in ownership transaction, the financial results of NorthStar #3 were fully consolidated into our Consolidated Financial Statements while also eliminating any intercompany transactions, including the note payable to us. The change in ownership transaction, in which we retained our controlling financial interest, was accounted for as an equity transaction with no impact to our Consolidated Statements of Operations. The promissory note held with NorthStar #3 had a balance of $4.6 million as of December 31, 2012 (for additional information see Note 10, Related Party Transactions, to our Consolidated Financial Statements).

The carrying amount and classifications of R.E. Disposal, LLC (formerly NorthStar #3) assets and liabilities as of December 31, 2012 are as follows, with no restrictions or obligations to use certain assets to settle associated liabilities:

($ in thousands)	December 31, 2012
Assets
Cash and Cash Equivalents	$14
Wells and Facilities in Progress	4,559

Total Assets	$4,573
Liabilities
Accounts Payable	$6
Note Payable	4,633

Total Liabilities	$4,639

7. EQUITY METHOD INVESTMENTS

RW Gathering

RW Gathering, LLC (“RW Gathering”) is a Delaware limited liability company that we jointly own with WPX Energy Inc. (“WPX”) and Sumitomo, with our ownership equaling 40%. RW Gathering owns gas-gathering and other midstream assets that service jointly owned properties in Westmoreland and Clearfield Counties, Pennsylvania.

We recorded our investment in RW Gathering of approximately $18.7 million and $17.0 million as of December 31, 2013 and 2012, respectively, on our Consolidated Balance Sheets as Equity Method Investments. During 2013, we contributed approximately $2.5 million in cash to RW Gathering to support current pipeline and gathering line construction, compared to $2.0 million during the same period in 2012. RW Gathering recorded net losses from continuing operations of $1.9 million, $1.7 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The losses incurred were due to insurance fees, bank fees, rent expenses and DD&A expense. Our share of the net loss from continuing operations is recorded on the Statements of Operations as Loss on Equity Method Investments.

When evaluating our Equity Method Investments for impairment we review our ability to recover the carrying amount of such investments or the entity’s ability to sustain earnings that justify its carrying amount. In the case of RW Gathering, the nature of its assets is such that under normal circumstances an entity would capitalize and evaluate the assets as a part of its producing well properties. Therefore, our ability to recover the carrying amount of our investment lies in the value of our producing well assets that utilize these gathering systems. As of December 31, 2013, we determined that we had the ability to recover the carrying amount of our investment in RW Gathering.

Keystone Midstream

On May 29, 2012, we closed the sale of our ownership in Keystone Midstream, which we had accounted for as an equity method investment. For additional information on the sale of Keystone Midstream, see Note 4, Business and Oil and Gas Property Acquisitions and Dispositions, to our Consolidated Financial Statements.

Prior to May 29, 2012, we owned a 28% non-operating interest in Keystone Midstream, which was a midstream joint venture focused on building, owning and operating high pressure gathering systems and cryogenic gas processing plants in Butler County, Pennsylvania. We recorded our investment in Keystone Midstream of approximately $28.1 million as of the date of sale on our Consolidated Balance Sheets as Equity Method Investments. In 2012, we contributed approximately $2.1 million to Keystone Midstream primarily to support the construction of cryogenic gas processing plants. Keystone Midstream recorded a net loss from continuing operations of $11.5 million as of May 29, 2012 and net income of $1.6 million as of December 31, 2011. Included in the net loss recorded in 2012 were approximately $12.0 million of transaction expenses related to the sale of the entity. Our share of net income and net loss realized under the equity method of accounting are primarily due to project management costs, general and administrative expenses, and DD&A expenses and totaled approximately $3.2 million of net loss, and $0.5 million of net income for the period ended May 29, 2012 and for the year ended December 31, 2011, respectively.

8. CONCENTRATIONS OF CREDIT RISK

At times during the years ended December 31, 2013 and 2012, our cash balance may have exceeded the Federal Deposit Insurance Corporation’s limit of $250,000. There were no losses incurred due to such concentrations.

By using derivative instruments to hedge exposure to changes in commodity prices, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of the derivative is positive, the counterparty owes us, which creates repayment risk. We minimize the credit or repayment risk in derivative instruments by entering into transactions with five high-quality counterparties. Our counterparties are investment grade financial institutions, and lenders in our Senior Credit Facility. We have a master netting agreement in place with our counterparties that provides for the offsetting of payables against receivables from separate derivative contracts. None of our derivative contracts have a collateral provision that would require funding prior to the scheduled settlement date. For additional information, see Note 2, Summary of Significant Accounting Policies, and Note 12, Fair Value of Financial Instruments and Derivative Instruments, to our Consolidated Financial Statements.

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. At December 31, 2013, we carried approximately $28.8 million in production receivables, of which approximately $22.7 million were production receivables due from four purchasers. At December 31, 2012, we carried approximately $18.1 million in production receivable, of which approximately $16.3 million were production receivables due from four purchasers. We believe the growth in our Appalachian estimated proved reserves will help us to minimize our future risks by diversifying our ratio of oil and gas sales as well as the quantity of purchasers.

9. COMMITMENTS AND CONTINGENCIES

Legal Reserves

We are involved in various legal proceedings that arise in the ordinary course of our business. Although we cannot predict the outcome of these proceedings with certainty, we do not currently expect these matters to have a material adverse effect on our consolidated financial position or results of operations.

As of December 31, 2013 and 2012, we did not have any reserves established for future legal obligations. The establishment of a reserve involves an estimation process that includes the advice of legal counsel and the subjective judgment of management. While we currently believe that no reserve is needed, there are uncertainties associated with legal proceedings and we can give no assurance that our estimate of any related liability will not increase or decrease in the future. The unreserved exposures for our legal proceedings could change based upon developments in those proceedings or changes in the facts and circumstances. It is possible that we could incur future losses that are not currently accrued. Based on currently available information, we believe that it is remote that future costs, if any, would have a material adverse effect on our consolidated financial position, although cash flow could be significantly impacted in the reporting periods in which such costs are incurred.

Environmental

Due to the nature of the natural gas and oil business, we are exposed to possible environmental risks. We have implemented various policies and procedures to avoid environmental contamination and risks from environmental contamination. We conduct periodic reviews to identify changes our environmental risk profile. These reviews evaluate whether there is a probable liability, its amount, and the likelihood that the liability will be incurred. The amount of any potential liability is determined by considering, among other matters, incremental direct costs of any likely remediation and the proportionate salaries and wages cost of employees who are expected to devote a significant amount of time directly to any remediation effort.

We manage our exposure to environmental liabilities on properties to be acquired by conducting evaluations (both internal and using consultants) to identify existing problems and assessing the potential liability. Except for contingent liabilities associated with the consent decree with the U.S. EPA relating to alleged H 2S emissions in the Lawrence Field, we know of no significant probable or possible environmental contingent liabilities.

Letters of Credit

As of December 31, 2013 and 2012, we had posted $1.4 million and $0.8 million, respectively, in various letters of credit to secure our drilling and related operations.

Lease Commitments

At December 31, 2013 we have lease commitments for various real estate leases. Rent expense from continuing operations has been recorded in General and Administrative expense as $0.8 million, $0.3 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Lease commitments by year for each of the next five years are presented in the table below ($ in thousands).

2014	$859
2015	807
2016	815
2017	823
2018	133
Thereafter	0

Total	$3,437

Capacity Reservation

During the second quarter of 2012, we entered into a capacity reservation arrangement with a subsidiary of MarkWest Energy Partners, L.P. (“MarkWest”) to ensure sufficient capacity at the cryogenic gas processing plants owned by MarkWest to process our produced natural gas. In the event that we do not process any gas through the cryogenic gas processing plants, we may be obligated to pay approximately $10.4 million in 2014, $13.0 million in 2015, $14.6 million in 2016, $14.6 million in 2017, $14.6 million in 2018 and $100.7 million thereafter, assuming our working interest in the region of approximately 70.0%. For the years ended December 31, 2013, 2012 and 2011, we incurred capacity reservation charges of $0.3 million, $0.5 million and $0.1 million, respectively. Charges for the capacity reservation are recorded as Production and Lease Operating Expense on our Consolidated Statements of Operations.

Operational Commitments

Pursuant to agreements reached during the fourth quarter of 2010 and the third quarter of 2013, we have contracted drilling rig services on two rigs to support our Appalachian Basin operations. The minimum cost to retain these rigs would require payments of approximately $4.9 million in 2014, $3.2 million in 2015 and

$1.5 million in 2016, which is consistent with our estimated working interest in this project area. We have agreements for contracted completion services in the Appalachian Basin. The minimum cost to retain the completion services is approximately $9.8 million in 2014, which is consistent with our estimated working interest in this project area.

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

For the years ended December 31, 2013, 2012 and 2011, we incurred expenses related to the transportation, processing and marketing our oil, natural gas and natural gas liquids of approximately $26.4 million, $14.1 million and $4.6 million, respectively.

Minimum net obligations under these sales, gathering and transportation agreements for the next five years are as follows ($ in thousands):

Total
2014	$7,463
2015	16,525
2016	23,654
2017	29,495
2018	31,724
Thereafter	294,571

Total	$403,432

Drilling Commitments

During the first quarter of 2012, we entered into a drill-to-earn agreement with MFC Drilling, Inc. (“MFC”). Under the terms and conditions of the agreement, we will acquire a minimum, through a drill-to-earn structure, a 62.5% working interest in approximately 4,510 acres in Belmont, Guernsey and Noble Counties, Ohio. The agreement provides that in order for us to earn the 62.5% working interest, we will bear the cost for our 62.5% working interest and 100% of the 15% working interest of MFC until such time that we have met the $14.1 million drilling carry obligation. As of December 31, 2013, the remaining drilling carry obligation balance was approximately $5.2 million. Our 2014 capital budget includes additional development in this area.

In addition to the drilling carry obligation, we are required to meet drilling commitments. Amounts incurred toward the attainment of the drilling commitments are credited towards the drilling carry obligation. Our drilling commitments require us to commence the drilling of at least three Utica Shale wells by November 15 of each year until the carry obligation has been satisfied, with credits given to additional wells drilled beyond the annual commitment. We currently estimate the commitment for each well drilled and completed for our working interest and that of MFC to be approximately $8.0 million to $9.0 million. Should we not comply with the drilling commitments or terminate the agreement, we would be responsible for payment of any remaining drilling carry obligation at that time.

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

For the year ended December 31, 2013, we incurred approximately $3.2 million in fees related to the natural gas impact fee. For the twelve months ended December 31, 2012, we incurred approximately $5.4 million in fees related to the natural gas impact fee, of which approximately $2.8 million was related to the first year fees for unconventional gas wells drilled prior to 2012. We have recorded these fees as Production and Lease Operating Expense on our Consolidated Statement of Operations.

10. RELATED PARTY TRANSACTIONS

Aircraft Services

We have an oral month-to-month agreement with Charlie Brown Air Corp. (“Charlie Brown”), a New York corporation owned by Lance T. Shaner, our Chairman, regarding the use of two airplanes owned or managed on our behalf by Charlie Brown. Under our agreement with Charlie Brown, we pay a monthly fee for the right to use the airplanes equal to our percentage (based upon the total number of hours of use of the airplanes by us) of the monthly fixed costs for the airplanes, plus a variable per hour flight rate that ranges from $400 to $800 per hour. In September 2010, we purchased an undivided 50% interest in one of these airplanes, a Cessna model 550 from Charlie Brown for approximately $0.6 million. In April 2011, we purchased the remaining 50% interest in this aircraft for approximately $0.6 million. The purchase of the aircraft has been recorded as Other Property and Equipment on our Consolidated Balance Sheets. For the year ended December 31, 2011, we paid Charlie Brown $0.2 million for the use of the aircrafts, including the variable per hour cost in addition to pilot fees, maintenance, hangar rental and other miscellaneous expenses. For the years ended December 31, 2013 and 2012, the amounts paid to Charlie Brown were negligible.

We own a 25% membership interest in Charlie Brown Air II, LLC (“Charlie Brown II”). Shaner Hotel Group Limited Partnership, a Delaware limited partnership controlled by Mr. Lance T. Shaner (“Shaner Hotel”), and an unrelated third party each own 25% and 50%, respectively, in Charlie Brown II, which owns and operates an Eclipse 500 aircraft.

Charlie Brown II has a loan from Graystone Bank to purchase the aircraft that was originally $1.5 million at its inception in June 2007. The loan matures on June 21, 2017 and bears interest at a rate of LIBOR plus 2.5%. The loan required payments of interest only for the first three months of the loan. Thereafter, Charlie Brown II has been required to make monthly payments of principal and interest utilizing an amortization period of 180 months. The

Company and Shaner Hotel each guarantee up to twenty five percent, or $0.4 million, of the principal balance of the loan. The balance of this loan as of December 31, 2013 and 2012 was approximately $1.2 million and $1.3 million, respectively. For the years ended December 31, 2013, 2012 and 2011, we paid Charlie Brown II approximately $0.2 million each year, respectively, for loan interest, services rendered and retainer fees.

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

As of December 31, 2013, there were no amounts due to or from us to any Shaner affiliated entities.

Office Rental

On June 27, 2012, we entered into an office lease agreement with Shaner Office Holdings, L.P., a limited partnership controlled by Lance T. Shaner. The office lease, which replaced our former headquarters office lease in State College, Pennsylvania, calls for monthly rental payments in the amount of $35,000 which began on April 1, 2013 and ends on December 31, 2017, with an annual Consumer Price Index (“CPI”) adjustment. The annual CPI adjustment is capped at 2.5%. The term of the lease may be extended for up to three five-year extensions or the property may be purchased outright by our exercise of a purchase option at the end of the five-year lease term. For the year 2013, we paid Shaner Office Holdings, L.P. approximately $0.4 million in office rental payments and utilities. We account for this lease as an operating lease, subsequently recording the rental payments as General and Administrative Expense on our Consolidated Statements of Operations. During the third quarter of 2013, we purchased a parcel of land adjacent to our headquarters office location from Shaner Office Holdings, L.P. for approximately $0.6 million.

RW Gathering, LLC

We own a 40% interest in RW Gathering which owns gas-gathering assets to facilitate the development of our joint operations with WPX and Sumitomo (see Note 7, Equity Method Investments, to our Consolidated Financial Statements). We incurred approximately $0.8 million in compression expenses that were charged to us from Williams Appalachia, LLC, for each of the years ended December 31, 2013, 2012 and 2011. These costs are in relation to compression costs incurred by RW Gathering and are recorded as Production and Lease Operating Expense on our Consolidated Statement of Operations. As of December 31, 2013, 2012 and 2011, there were no receivables or payables in relation to RW Gathering due to or from us.

Keystone Midstream

We incurred approximately $2.4 million and $4.6 million in transportation and processing expenses that were charged to us from Keystone Midstream during 2012 and 2011, respectively, which were recorded as Production and Lease Operating Expense on our Consolidated Statements of Operations (see Note 7, Equity Method Investments, to our Consolidated Financial Statements). We sold our ownership interest in Keystone Midstream during the second quarter of 2012.

Water Solutions

We incurred approximately $10.7 million, $3.2 million and $1.6 million in gross water transfer and equipment rental expenses that were charged to us from Water Solutions during 2013, 2012 and 2011, respectively (see Note 6, Consolidated Subsidiaries, to our Consolidated Financial Statements). Of the amounts incurred, we have eliminated approximately $8.8 million, $2.2 million and $1.0 million in consolidation for the years 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, we had payables of approximately $1.5 million and $0.2 million, respectively, due to Water Solutions for work performed during the periods.

11. LONG-TERM DEBT

Senior Credit Facility

We maintain a revolving credit facility evidenced by the Credit Agreement, dated March 27, 2013, with KeyBank National Association, as Administrative Agent and lenders from time to time parties thereto (as amended from time to time, the “Senior Credit Facility”). Borrowings under the Senior Credit Facility are limited by a borrowing base that is determined in regard to our oil and gas properties. The borrowing base under the Senior Credit Facility is currently $325.0 million; however, the revolving credit facility may be increased to up to $500 million upon re-determinations of the borrowing base, consent of the lenders and other conditions prescribed in the agreement. In connection with our offering of 8.875% senior notes in April 2013, we gave notice to the administrative agent under our Senior Credit Facility of our election to reduce the maximum commitments of the lenders to $215.0 million. Within the Senior Credit Facility, a letter of credit subfacility exists of up to $60.0 million of letters of credit. The Senior Credit Facility provides that the borrowing base will be re-determined semi-annually by the lenders, in good faith, based on, among other things, reports regarding our oil and gas reserves attributable to our oil and gas properties, together with a projection of related production and future net income, taxes, operating expenses and capital expenditures. We may, or the Administrative Agent at the direction of a majority of the lenders may, each elect once per calendar year to cause the borrowing base to be re-determined between the scheduled re-determinations. In addition, we may request interim borrowing base re-determinations upon our proposed acquisition of proved developed producing oil and gas reserves with a purchase price for such reserves greater than 10% of the then borrowing base. Our most recent re-determination occurred during September 2013, resulting in no significant changes to the current Senior Credit Facility. As of December 31, 2013, loans made under the Senior Credit Facility were set to mature on March 27, 2018. In certain circumstances, we may be required to prepay the loans. Management does not believe that a prepayment will be required within the next twelve months. As of December 31, 2013 and 2012, we had approximately $59.0 million and $0.0 million, respectively, outstanding on the Senior Credit Facility.

At our election, borrowings under the Senior Credit Facility bear interest at a rate per annum equal to the “Adjusted LIBO Rate” or the “Alternate Base Rate” (each as defined below), plus, in each case, an applicable per annum margin. The “Adjusted LIBO Rate” is equal to the product of: (i) the London Interbank Offered Rate for deposits with a maturity comparable to the borrowings (the “LIBO Rate”) multiplied by (ii) the statutory reserve rate. The Alternative Base Rate is equal to the greater of: (i) KeyBank’s announced prime rate; (ii) the federal funds effective rate from time to time plus 0.5%; and (iii) Adjusted LIBO Rate for a one month interest period plus 1.0%. The applicable per annum margin, in the case of loans bearing interest at the Adjusted LIBO Rate, ranges from 175 to 275 basis points, and the applicable per annum margin, in the case of loans bearing interest at the Alternate Base Rate, ranges from 50 to 150 basis points, in each case, determined based upon our borrowing utilization at such date of determination. Upon the occurrence and continuance of an event of default all outstanding loans shall bear interest at a rate equal to 200 basis points per annum plus the then effective rate of interest. Interest is payable on the last day of the relevant interest period (or at least every three months), in the case of loans bearing interest at the Adjusted LIBO Rate, and quarterly, in the case of loans bearing interest at the Alternate Base Rate.

Under the Senior Credit Facility, we may enter into commodity swap agreements with counterparties approved by the lenders, provided that the notional volumes for such agreements, when aggregated with other commodity swap agreements then in effect (other than basis differential swaps on volumes already hedged pursuant to other swap agreements), do not exceed, as of the date the swap agreement is executed, 85% of the reasonably anticipated projected production from our proved developed producing reserves for the 36 months following the date such agreement is entered into, and 75% thereafter, for each of crude oil and natural gas, calculated separately. We may also enter into interest rate swap agreements with counterparties approved by the lenders that convert interest rates from floating to fixed provided that the notional amounts of those agreements, when aggregated with all other similar interest rate swap agreements then in effect, do not exceed the greater of $20 million or 75% of the then outstanding principal amount of our debt for borrowed money which bears interest at a floating rate.

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

The Senior Credit Facility also requires we meet, on a quarterly basis, minimum financial requirements of consolidated current ratio, EBITDAX to interest expense and total debt to EBITDAX. EBITDAX is a non-GAAP financial measure used by our management team and by other users of our financial statements, such as our commercial bank lenders, which adds to or subtracts from net income the following expenses or income for a given period to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, depletion, amortization, unrealized gains and losses from derivatives, exploration expense and other similar non-cash activity. The Senior Credit Facility requires that as of the last day of any fiscal quarter, our ratio of consolidated current assets, which includes the unused portion of our borrowing base, as of such day to consolidated current liabilities as of such day, known as our current ratio, must not be less than 1.0 to 1.0. Our current ratio as of December 31, 2013 was approximately 2.2 to 1.0. Additionally, the Senior Credit Facility requires that as of the last day of any fiscal quarter, our ratio of EBITDAX for the trailing twelve months to interest expense for such period, known as our interest coverage ratio, must not be less than 3.0 to 1.0. Our interest coverage ratio as of December 31, 2013 was approximately 4.4 to 1.0. Additionally, as of the last day of any fiscal quarter, our ratio of total debt to EBITDAX for the trailing twelve months must not exceed 4.25 to 1.0. Our ratio of total debt to EBITDAX as of December 31, 2013 was approximately 3.1 to 1.0.

Senior Notes

On December 12, 2012, we issued a $250.0 million aggregate principal amount of 8.875% senior notes in a private offering at an issue price of 99.3% due to mature on December 1, 2020 (the “Senior Notes”). The net proceeds of the Senior Notes, after discounts and expenses, were approximately $242.2 million. Debt issuance costs of $6.4 million were recorded as Deferred Financing Costs and Other Assets—Net on our Consolidated Balance Sheet and are being amortized over the term of the Senior Notes as Interest Expense on our Consolidated Statements of Operations using the effective interest method. Interest is payable semi-annually at a rate of 8.875% per annum on June 1 and December 1 of each year, with the first interest payment made on June 1, 2013.

On April 26, 2013, we issued an additional $100.0 million in aggregate principal amount of the Senior Notes in a private offering at an issue price to the initial purchasers of 105% of par plus accrued interest from December 12, 2012. Net proceeds after discounts and offering expenses were approximately $102.8 million plus accrued interest of approximately $3.3 million. Debt issuance costs of $2.3 million were recorded as Deferred Financing Costs and Other Assets – Net on our Consolidated Balance Sheet and are being amortized over the term of the Senior Notes as Interest Expense on our Consolidated Statements of Operations using the effective interest method. As of December 31, 2013 and 2012, we had recorded on our Consolidated Balance Sheet approximately $353.1 million and $248.3 million of Senior Notes, which is inclusive of a net premium of $3.1 million and net discount of $1.7 million, respectively. The amortization of our net premium in 2013, which follows the effective interest method, was approximately $0.2 million and was recorded as a credit to Interest Expense on our Consolidated Statement of Operations. The amortization of our discount during 2012 was negligible.

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

The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. In addition, there are no significant restrictions on our ability, or the ability of any subsidiary guarantor, to receive funds from our subsidiaries through dividends, loans, advances or otherwise. For additional information on our guarantor and non-guarantor subsidiaries, see Note 27, Condensed Consolidating Financial Information, to our Consolidated Financial Statements.

In addition to the Senior Credit Facility and the Senior Notes, we may, from time to time in the normal course of business finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and other obligations consisted of the following at December 31, 2013 and December 31, 2012:

	December 31, 2013 (in thousands)	December 31, 2012 (in thousands)
8.875% Senior Notes	$350,000	$250,000
Premium (Discount) on Senior Notes	3,078	(1,742)
Senior Lines of Credit(a)	59,000	0
Capital Leases and Other Obligations(a)	9,934	2,677

Total Debt	422,012	250,935
Less Current Portion of Long-Term Debt	(6,743)	(1,686)

Total Long-Term Debt	$415,269	$249,249

(a)	The weighted average interest rate on borrowings under our Senior Credit Facility for the years ended December 31, 2013 and 2012 was approximately 1.9 % and 2.5%, respectively. The weighted average interest rate on borrowings under the Demand Note and the Equipment Note for the year ended December 31, 2013 was approximately 3.0%. The weighted average interest rate on our Capital Leases and Other Obligations as of December 31, 2013 and 2012 was approximately 5.3% and 4.5%, respectively.

Water Solutions

On October 18, 2013, Water Solutions Holdings entered into agreements with M&T Bank (“M&T”) to obtain a revolving line of credit (“Demand Note”) and an equipment line of credit (“Equipment Note”).

The borrowing base for the Demand Note is the lesser of (a) $4.0 million or (b) 80% of Water Solutions’ Accounts Receivable which are less than 90 days old. Borrowings under the Demand Note are to be used for working capital and general corporate purposes. At Water Solutions’ election, borrowings under the Demand Note bear interest per annum equal to an adjusted LIBOR rate or an adjusted base rate, as defined below. The adjusted LIBOR rate is equal 2.75 percentage points above the greater of (a) one-month LIBOR, adjusting daily, or (b) one-day LIBOR. The adjusted base rate is equal to 2.0 percentage points above the rate of interest announced by M&T as its prime rate. All interest that is accrued through the last day of any calendar month will be due and payable by the tenth day of the next calendar month. While there is no stated maturity date for amounts outstanding under the Demand Note, in certain circumstances, Water Solutions may be required to repay amounts outstanding on demand from M&T. As of December 31, 2013, there was approximately $4.0 million outstanding under the Demand Note.

The Demand Note agreement does not contain any collateral requirements on behalf of Water Solutions, nor does it contain any financial covenant requirements.

Maximum borrowings under the Equipment Note are equal to $6.0 million and are to be used for purposes of making equipment or vehicle acquisitions up to a maximum of 80% of the costs of such assets. Borrowings under the Equipment Note bear interest per annum equal to the three month LIBOR plus 3.0 percentage points. All interest is due and payable on the first day of each fiscal quarter. Maturity dates will vary with each borrowing, but will generally be three to four years from the date of borrowing. In certain circumstances, Water Solutions may be required to prepay any loans that are outstanding. As of December 31, there was approximately $1.5 million outstanding under the Equipment Note.

The Equipment Note contains covenants that restrict Water Solutions’ ability to, among other things, materially change their business; incur indebtedness; make loans to others; incur liens; make investments; or become a guarantor. Borrowings under the Equipment Note are collateralized with liens covering 80% of the value of assets purchased with associated loans under the Equipment Note. The Equipment Note also requires that Water Solutions meet certain financial covenants regarding tangible net worth, fixed charge coverage ratio and a debt to EBITDA ratio (as defined in the Equipment Note). EBITDA is a non-GAAP financial measure used by the management of Water Solutions and by other users of Water Solutions’ financial statements, such as commercial bank lenders, which adds to or subtracts from net income the following expenses or income for a given period to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, amortization and other similar non-cash activity. The Equipment Note requires that tangible net worth (i) not be less than $2.5 million measured annually, and (ii) not be less than $2.5 million plus 30% of annual net income commencing with the fiscal year ended December 31, 2013 and each fiscal year thereafter. As of December 31, 2013, Water Solutions’ net worth was approximately $6.0 million. Also, Water Solutions’ fixed charge coverage ratio for four consecutive fiscal quarters ending at the end of each fiscal quarter shall not be less than 1.75 to 1.0. As of December 31, 2013, Water Solutions’ fixed charge coverage ratio was approximately 2.4 to 1.0. Water Solutions’ debt to EBITDA ratio for the trailing 12 month period ending on the last day of the measurement period shall not be greater than 2.25 to 1.0. As of December 31, 2013, Water Solutions’ debt to EBITDA ratio was approximately 1.3 to 1.0.

The following is the principal maturity schedule for debt outstanding as of December 31, 2013:

Year Ended December 31, (in thousands)
2014	$6,743
2015	1,467
2016	1,270
2017	292
2018	59,162
Thereafter	350,000

Total[1]	$418,934

[1]	Does not include $3.1 million net premium on Senior Notes.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE INSTRUMENTS

Natural Gas, Oil and NGL Derivatives

Our results of operations and operating cash flows are impacted by changes in market prices for oil, natural gas and NGLs. To mitigate a portion of the exposure to adverse market changes, we enter into oil, natural gas and NGL commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling, we make payments to our counterparties. We do not enter into these arrangements for speculative trading purposes. As of December 31, 2013, 2012 and 2011, our commodity derivative instruments consisted of fixed rate swap contracts, puts, collars, swaptions, deferred put spreads, cap swaps, basis swaps and three-way collars. We did not designate these instruments as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as Gain (Loss) on Derivatives, Net. For additional information, see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements.

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

We enter into the majority of our derivative arrangements with five counterparties and have a netting agreement in place with these counterparties. We do not obtain collateral to support the agreements, but we believe our credit risk is currently minimal on these transactions. For additional information on the credit risk regarding our counterparties, see Note 8, Concentrations of Credit Risk, to our Consolidated Financial Statements.

None of our commodity derivatives are designated for hedge accounting but are, to a degree, an economic offset to our commodity price exposure. We utilize the mark-to-market accounting method to account for these contracts. We recognize all gains and losses related to these contracts in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Income (Expense). We received net cash settlements of $7.1 million, $16.2 million and $6.2 million in relation to our commodity derivatives for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, we had over 100.0% of our 2013 oil production hedged through 2014, over 90.0% and 30.0% of our 2013 natural gas production hedged through 2014 and 2015, and over 40.0% of our 2013 NGL production hedged through 2014, respectively. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future and completion or the natural decline of our oil and gas production.

Interest Rate Derivatives

We are exposed to interest rate risk on our long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in the market interest rates which are lower than our current fixed rate. Variable rate debt, where the interest rate fluctuates, exposes us to changes in market interest rates, which may increase over time. As of December 31, 2013, we had approximately $59.0 million outstanding under our Senior Credit Facility which is subject to variable rates of interest and $350.0 million of Senior Notes outstanding subject to a fixed interest rate. See Note 11, Long-Term Debt, to our Consolidated Financial Statements for additional information on our Senior Credit Facility and Senior Notes.

As of December 31, 2013, we were party to $25.0 million notional fixed-to-variable interest rate swap to manage our interest rate exposure related to our Senior Notes. Prior to 2013, we did not have any interest rate swap agreements. We utilize the mark-to-market accounting method to account for our interest rate swap. We recognize all gains and losses related to this contract in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Income (Expense). During 2013, there were no cash settlements related to our interest rate swap agreement. The fair value of our interest rate swap as of December 31, 2013, was a liability of approximately $0.2 million.

The following table summarizes the location and amounts of gains and losses on our derivative instruments from continuing operations, none of which are designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
In thousands	2013	2012	2011
Oil	$(2,798)	$1,579	$(308)
Natural Gas	1,807	8,162	19,224
Natural Gas Liquids	(1,711)	946	0
Interest Rate	(206)	0	0

Gain (Loss) on Derivatives, Net	$(2,908)	$10,687	$18,916

Our derivative instruments are recorded on the balance sheet as either an asset, or a liability, measured at its fair value. The fair value associated with our derivative instruments was a liability of $0.2 million as of December 31, 2013, and an asset of $9.8 million at December 31, 2012, respectively. Our open asset/(liability) financial commodity derivative instrument positions at December 31, 2013 consisted of the following:

Period	Volume	Sold Put Option	Floor	Ceiling	Swap	Basis Differential	Fair Market Value ($ in Thousands)
Oil
2014—Collar	60,000 Bbl	$0	$90.00	$97.65	$0	$0	$(42)
2014—Deferred Put Spread	168,000 Bbl	75.00	90.00	0	0	0	(585)
2014—Swap	30,000 Bbl	0	0	0	93.75	0	(119)
2014—Cap Swap	360,000 Bbl	80.83	0	0	97.72	0	380
2014—Three Way Collar	372,000 Bbl	76.61	87.60	103.85	0	0	75

	990,000 Bbl						$(291)
Natural Gas
2014—Sold Call	1,800,000 Mcf	$0	$0	$5.00	$0	$0	$(150)
2014—Three Way Collar	7,800,000 Mcf	3.32	4.08	4.59	0	0	393
2014—Swap	4,830,000 Mcf	0	0	0	3.97	0	(1,064)
2014—Swaption	2,400,000 Mcf	0	0	0	4.45	0	(717)
2014—Cap Swap	3,600,000 Mcf	3.30	0	0	4.09	0	(491)
2014—Basis Swap	7,200,000 Mcf	0	0	0	0	(0.36)	3,984
2014—Collar	1,800,000 Mcf	0	3.51	4.43	0	0	(235)
2015—Swap	1,200,000 Mcf	0	0	0	4.18	0	18
2015—Cap Swap	2,400,000 Mcf	3.28	0	0	4.10	0	(302)
2015—Three Way Collar	2,400,000 Mcf	3.40	4.16	4.63	0	0	169
2015—Sold Call	2,400,000 Mcf	0	0	4.40	0	0	(761)
2015—Basis Swap	600,000 Mcf	0	0	0	0	(0.35)	339

	38,430,000 Mcf						$1,183
Natural Gas Liquids
2014—Swap	357,000 Bbl	$0	$0	$0	$48.49	$0	$(912)

	357,000 Bbl						$(912)

The combined fair value of our derivatives included in our Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012 is summarized below.

	December 31, 2013 (in thousands)	December 31, 2012 (in thousands)
Short-Term Derivative Assets:
Crude Oil—Cap Swaps	$380	$90
Crude Oil—Three Way Collars	104	0
Natural Gas Liquids—Swaps	83	535
Natural Gas—Swaps	106	2,416
Natural Gas—Swaption	0	354
Natural Gas—Cap Swap	5	0
Natural Gas—Basis Swaps	3,984	0
Natural Gas—Three Way Collars	518	1,021
Natural Gas Collars	0	4,211
Natural Gas—Puts	0	3,378
Interest Rate—Swap	488	0

Total Short-Term Derivative Assets	$5,668	$12,005

Long-Term Derivative Assets:
Crude Oil—Collars	$0	$0
Natural Gas—Swaps	22	239
Natural Gas—Cap Swap	5	0
Natural Gas—Basis Swap	339	0
Natural Gas—Collars	0	0
Natural Gas—Three Way Collars	169	465
Natural Gas—Puts	0	0

Total Long-Term Derivative Assets	$535	$704

Total Derivative Assets	$6,203	$12,709

Short-Term Derivative Liabilities:
Crude Oil—Collars	$(42)	$(307)
Crude Oil—Swaps	(119)	(217)
Crude Oil—Three Way Collars	(29)	(45)
Crude Oil—Deferred Put Spread	(585)	0
Natural Gas Liquids—Swaps	(995)	0
Natural Gas—Three Way Collars	(125)	(35)
Natural Gas—Call	(150)	0
Natural Gas—Collars	(235)	0
Natural Gas—Cap Swaps	(496)	0
Natural Gas—Swaptions	(717)	0
Natural Gas—Swaps	(1,170)	(785)

Total Short-Term Derivative Liabilities	$(4,663)	$(1,389)

Long-Term Derivative Liabilities:
Crude Oil—Three Way Collars	$0	$(509)
Natural Gas—Swaps	(4)	(434)
Natural Gas—Three Way Collars	0	(35)
Natural Gas—Cap Swap	(307)	0
Natural Gas—Call	(761)	(366)
Natural Gas—Collars	0	(166)
Interest Rate—Swap	(693)	0

Total Long-Term Derivative Liabilities	$(1,765)	$(1,510)

Total Derivative Liabilities	$(6,428)	$(2,899)

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

Level 2—Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars and other like derivative contracts, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2.

Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Our Level 2 fair value measurements are comprised of our derivative contracts, excluding our basis swap derivatives, and are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors, interest rates and discount rates, or can be confirmed from other active markets. The fair values recorded as of December 31, 2013 and 2012, were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party.

Our Level 3 fair value measurements are comprised of our natural gas basis swap contracts. The fair values recorded as of December 31, 2013 were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party. The significant unobservable input used in the fair value measurement of our natural gas basis swaps was the estimate of future natural gas basis differentials. Significant variations in price differentials could result in a significantly different fair value measurement. The significant unobservable inputs and the range and weighted average of these inputs used in the fair value measurements of our natural gas basis swaps as of December 31, 2013 are included in the table below.

Unobservable Input	Range (price per Mcf)	Weighted Average (price per Mcf)	Fair Value (in thousands)
Natural Gas Basis Differential Forward Curve	($0.78) – ($1.08)	$(0.91)	$4,323

During the year ended December 31, 2013, there were no transfers into or out of Level 1 or Level 2 measurements. The following table presents the fair value hierarchy table for assets and liabilities measured at fair value ($ in thousands):

	Fair Value Measurements at December 31, 2013 Using:
	Total Carrying Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives	$(20)	$0	$(4,343)	$4,323
Interest Rate Swap	$(205)	$0	$(205)	$0

The value of our oil derivatives are comprised of collar, three-way collar, swap, cap swap and deferred put spread contracts for notional barrels of oil at interval New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The fair value of our oil derivatives as of December 31, 2013 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil and (iii) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our gas derivatives are comprised of puts, swaps, swaptions, collars, three way collars, basis swaps, cap swaps, and deferred put spreads contracts for notional volumes of gas contracted at NYMEX Henry Hub (“HH”). The fair values attributable to our gas derivative contracts as of December 31, 2013 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our NGL derivatives are comprised of swaps for notional volumes of NGLs contracted at NYMEX Mont Belvieu. The fair values attributable to our NGL derivative contracts as of December 31, 2013 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for Mont Belvieu, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative instruments are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

The table below sets forth a reconciliation of our commodity derivative contracts at fair value on a recurring basis using significant unobservable inputs (Level 3) during the 12 months ended December 31, 2013 and 2012 (in thousands):

	For the Year Ended December 31,
	2013	2012
Beginning Balance of Level 3	$0	$0
Changes in Fair Value	4,328	0
Purchases	0	0
Settlements Received	(5)	0

Ending Balance of Level 3	$4,323	$0

Changes in fair value on our Level 3 commodity derivative contracts outstanding for the year ended December 31, 2013, resulted in a gain of approximately $4.3 million. This amount has been included in Gain

(Loss) on Derivatives, Net in our Consolidated Statements of Operations. There were no outstanding Level 3 commodity derivatives as of December 31, 2012

Asset Retirement Obligations

We report the fair value of asset retirement obligations on a nonrecurring basis in our Consolidated Balance Sheets. We estimate the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. These inputs are unobservable, and thus result in a Level 3 classification. See Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements for further information on asset retirement obligations, which includes a reconciliation of the beginning and ending balances.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value in our Consolidated Financial Statements:

	December 31, 2013		December 31, 2012
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.875% Senior Notes	$350,000	$385,000	$250,000	$249,074
Secured Lines of Credit	59,000	59,000	0	0
Capital Leases and Other Obligations	9,934	9,731	2,677	2,524

Total	$418,934	$453,731	$252,677	$251,598

The fair value of the secured lines of credit approximates carrying value based on borrowing rates available to us for bank loans with similar terms and maturities and would be classified as Level 2 in the fair value hierarchy.

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

Our income tax expense (benefit) from continuing operations consisted of the following:

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Current:
Federal	$(1,916)	$2,329	$63
State	(4,104)	5,825	244
Deferred:
Federal	808	28,216	8,524
State	1,427	2,179	(561)

Income Tax Expense	$(3,785)	$38,549	$8,270

A reconciliation of income tax expense (benefit) using the statutory U.S. income tax rate compared with actual income tax expense is as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Income before noncontrolling interests and income taxes	$(5,683)	$94,971	$26,358
Statutory U.S. income tax rate	35.0%	35.0%	35.0%

Tax expense recognized using statutory U.S. income tax rate	$(1,989)	$33,240	$9,225
Change in estimated future state rate	(484)	(7)	612
Permanent differences	83	52	176
Change in valuation allowances	(160)	(131)	1,031
Other	(479)	(493)	(4,092)

Adjusted federal income tax expense (benefit)	$(3,029)	$32,661	$6,952
State income tax expense (benefit)	(756)	5,888	1,318

Total income tax expense (benefit)	$(3,785)	$38,549	$8,270

Effective income tax rate	66.6%	40.6%	31.4%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax assets (liabilities) are comprised of the following at December 31, 2013 and 2012:

	For the Years Ended December 31,
(in thousands)	2013	2012
Tax effects of temporary differences for:
Current:
Assets:
Asset retirement obligation	$997	$0
Future sale proceeds held in escrow	0	2,947
Non-cash compensation plans	2,593	714
Other	370	306

Total current deferred tax assets	3,960	3,967
Liabilities:
Unrealized gain on derivatives	(404)	(4,365)
Other	(105)	(141)

Total current deferred tax liabilities	(509)	(4,506)

Net total current deferred tax asset (liability)	$3,451	$(539)

Long-Term:
Assets:
Asset retirement obligation	$10,445	$10,211
Non-cash compensation plans	1,513	2,090
Net operating loss carryforward	48,703	4,384
Organization costs	602	689
Deferred revenue	1,338	1,487
AMT credits	292	1,380
Unrealized loss on derivatives	493	0
Other	232	593

Total long-term deferred tax assets	63,618	20,834
Liabilities:
Timing differences—tax partnerships	(7,474)	(5,873)
Valuation allowances	(1,965)	(1,732)
Book basis of oil and gas properties in excess of tax basis	(83,594)	(36,805)
Other	(31)	(49)

Total long-term deferred tax liabilities	(93,064)	(44,459)

Net total long-term deferred tax liability	$(29,446)	$(23,625)

Management continuously evaluates the facts and circumstances representing positive and negative evidence in the determination of our ability to realize the deferred tax assets. These deferred tax assets consist primarily of net operating losses and deductible temporary differences. For the year ended December 31, 2013, management determined, based on positive and negative evidence examined and anticipated future taxable income, that it was necessary to provide a valuation allowance of approximately $2.0 million for statutory depletion carryforwards and charitable contributions. Based on the expected patterns of reversal of all existing temporary differences, we have concluded that it is more likely than not that the remaining deferred tax assets will be realized. As of December 31, 2012, we recorded a valuation allowance of approximately $1.7 million for statutory depletion carryforwards and charitable contributions.

Our management will continue, in future periods, to assess the likely realization of the deferred tax assets. The valuation allowance may change based on future changes in circumstances.

At December 31, 2013, we had available unused gross federal net operating loss carryforwards of $121.1 million and gross state net operating loss carryforwards of $111.0 million that may be applied against future taxable income that expire from 2023 through 2033. The following table shows expirations by year for federal and state net operating loss carryforwards (all figures presented are tax effected):

Year of Expiration	Net Operating Loss Carryforwards (in thousands)
2023	$256
2024	53
2025	0
2026	898
2027	0
2028	4,179
2029	798
2030	803
2031	19,769
2032	60
2033	21,887

Total	48,703

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

Our management has concluded that, as of December 31, 2013, we have not taken any tax positions that would require disclosure as “unrecognized positions” and that no liability balance is required to offset any unsustainable positions. We did not have any accrued interest or penalties as of December 31, 2013 and 2012.

We file a consolidated federal income tax return and separate or consolidated state income tax returns in the United States federal jurisdiction and in many state jurisdictions. We are subject to U.S. federal income tax examinations and to various state tax examinations for periods after August 1, 2007.

14. EARNINGS PER COMMON SHARE

Basic income (loss) per common share is calculated based on the weighted average number of common shares outstanding at the end of the period, excluding restricted stock with performance-based and market-based vesting criteria. Diluted income per common share includes the speculative exercise of stock options and performance-based restricted stock which contain conditions that are not earnings or market-based, given that the hypothetical effect is not anti-dilutive. For the year ended December 31, 2013, we excluded stock options to purchase 0.4 million shares of our common stock due to our Net Loss From Continuing Operations. For the years ended December 31, 2012 and 2011, we excluded stock options to purchase 0.4 million shares and 0.6 million shares, respectively, from the computation of earnings per share because the grant prices were greater than the average market price of the common shares, which has an anti-dilutive effect on the computation. For the years ended December 31, 2013, we excluded performance-based restricted stock of 1.3 million shares due to our Net Loss From Continuing Operations. For the years ended December 31, 2012 and 2011, we excluded 1.0 million shares and 0.8 million shares, respectively, from the earnings per share calculations due to performance metrics that have not yet been attained (for additional information on our non-cash compensation plans, see Note 17, Employee Benefit and Equity Plans, to our Consolidated Financial Statements). The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Numerator (in thousands):
Net Income (Loss) From Continuing Operations	$(1,898)	$56,422	$18,088
Net Loss From Discontinued Operations	(232)	(10,943)	(33,457)

Net Income (Loss)	$(2,130)	$45,479	$(15,369)

Denominator (in thousands):
Weighted Average Common Shares Outstanding—Basic	52,572	51,543	43,930
Effect of Dilutive Securities:
Employee Stock Options	0	69	95
Employee Performance-Based Restricted Stock Awards	0	413	451

Weighted Average Common Shares Outstanding—Diluted	52,572	52,025	44,476

Earnings per Common Share(a):
Basic—Net Income (Loss) From Continuing Operations	$(0.04)	$1.09	$0.41
—Net Loss From Discontinued Operations	0.00	(0.21)	(0.76)

—Net Income (Loss)	$(0.04)	$0.88	$(0.35)

Diluted—Net Income (Loss) From Continuing Operations	$(0.04)	$1.08	$0.41
—Net Loss From Discontinued Operations	0.00	(0.21)	(0.76)

—Net Income (Loss)	$(0.04)	$0.87	$(0.35)

(a)	All earnings per share amounts are attributable to Rex common shareholders.

15. CAPITAL STOCK

Currently, our common stock is traded on the NASDAQ Global Select Market under the trading symbol “REXX”. We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. In February 2012, we completed a public offering of 8,050,000 shares of common stock at an offering price of $9.25 per share. The net proceeds from the offering were approximately $70.6 million, after deducting underwriting discounts, commissions and offering expenses. We used a portion of the proceeds to repay outstanding borrowings under our Senior Credit Facility and used the remaining net proceeds to fund a portion of our capital expenditure program for 2012 and for other general corporate purposes. As of December 31, 2013 and 2012, we had 54,186,490 and 53,213,264 shares of common stock outstanding, respectively.

16. MAJOR CUSTOMERS

For the year ended December 31, 2011, approximately $103.6 million, or 92.6%, of our commodity sales from continuing operations were derived from four customers, with the largest customer being responsible for approximately $62.9 million, or 56.2%, of total commodity sales. For the year ended December 31, 2012, approximately $128.3 million, or 95.3%, of our commodity sales from continuing operations were attributable to five customers with the largest single purchaser accounting for $64.7 million, or 48.1%. For the year ended December 31, 2013, approximately $179.5 million, or 83.9% of our commodity sales from continuing operations were attributable to four customers with the largest single purchaser accounting for $73.8 million, or 34.5%. All of the aforementioned customers are found within our exploration and production segment.

17. EMPLOYEE BENEFIT AND EQUITY PLANS

401(k) Plan

We sponsor a 401(k) Plan for eligible employees who have satisfied age and service requirements. Employees can make contributions to the plan up to allowable limits. Our contributions to the plan are discretionary. Our contributions to the plan attributable to continuing operations were approximately $0.7 million, $0.5 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

2007 Long-Term Incentive Plan

We have granted stock options, stock appreciation rights and restricted stock awards to various employees, non-employee directors and non-employee contractors under the terms of our Amended and Restated 2007 Long-Term Incentive Plan (the “Plan”). The Plan is administered by the Compensation Committee of our board of directors (the “Compensation Committee”). Among the Compensation Committee’s responsibilities are selecting participants to receive awards, determining the form, amount and other terms and conditions of awards, interpreting the provisions of the Plan or any award agreement and adopting such rules, forms, instruments and guidelines for administering the Plan as it deems necessary or proper. All actions, interpretations and determinations by the Compensation Committee are final and binding. The composition of the Compensation Committee is intended to permit the awards under the Plan to qualify for exemption under Rule 16b-3 of the Exchange Act. In addition, awards under the Plan, including annual incentive awards paid to executive officers subject to section 162(m) of the Code or covered employees may be designed, at the Compensation Committee’s discretion to satisfy the requirements of section 162(m) to permit the deduction by us of the associated expenses for federal income tax purposes. The Compensation Committee has authorized the issuance of 5,979,470 shares under the Plan, with 2,785,836 and 813,475 still available as of December 31, 2013 and 2012, respectively.

All awards granted under the Plan have been issued at the prevailing market price at the time of the grant. All outstanding stock options have been awarded with five or ten year expiration at an exercise price equal to our closing price on the NASDAQ Global Select Market on the day of the award. A forfeiture rate based on a blended average of individual participant terminations and number of awards cancelled is used to estimate forfeitures prospectively.

Stock Options

Stock options represent the right to purchase shares of stock in the future at the fair market value of the stock on the date of grant. In the event that any outstanding award expires, is forfeited, cancelled or otherwise terminated without the issuance of shares of our common stock or is otherwise settled in cash, shares of our common stock allocable to such award, including the unexercised portion of such award, shall again be available for the purposes of the Plan. If any award is exercised by tendering shares of our common stock to us, either as full or partial payment, in connection with the exercise of such award under the Plan or to satisfy our withholding obligation with respect to an award, only the number of shares of our common stock issued net of such shares tendered will be deemed delivered for purposes of determining the maximum number of shares of our common stock then available for delivery under the Plan. During the years ended December 31, 2013 and 2012, we did not issue options to purchase shares of our common stock.

A summary of the stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2010	826,511	$12.50
Granted	90,074	12.74
Exercised	(139,682)	9.75
Cancelled/Forfeited	(78,576)	13.75

Options Outstanding December 31, 2011	698,327	$12.94
Granted	0	0
Exercised	(52,287)	10.80
Cancelled/Forfeited	(143,787)	20.71

Options Outstanding December 31, 2012	502,253	$10.95
Granted	0	0
Exercised	(49,166)	10.85
Cancelled/Forfeited	(4,000)	23.28

Options Outstanding December 31, 2013	449,087	$10.85	3.9	$4,060

Options Exercisable December 31, 2013	397,921	$10.55	4.1	$3,725

Stock-based compensation expense from continuing operations relating to stock options for the years ended December 31, 2013, 2012 and 2011 totaled $0.2 million, $0.2 million and $0.7 million, respectively. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative expense. The intrinsic value of stock options exercised for the years ended December 31, 2013, 2012 and 2011 was $0.4 million, $0.1 million and $0.3 million, respectively. The total tax benefit for the year ended December 31, 2013 was approximately $0.2 million and negligible in 2012 and 2011.

A summary of the status of our issued and outstanding stock options as of December 31, 2013 is as follows:

	Outstanding			Exercisable
Exercise Price	Number Outstanding at 12/31/13	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/13	Weighted Average Exercise Price
$5.04	46,041	5.4	$5.04	46,041	$5.04
$9.50	85,000	3.9	$9.50	85,000	$9.50
$9.99	167,333	3.9	$9.99	167,333	$9.99
$10.42	29,548	6.5	$10.42	29,548	$10.42
$11.87	3,500	2.3	$11.87	2,333	$11.87
$12.50	19,139	1.9	$12.50	19,139	$12.50
$13.01	18,526	1.8	$13.01	18,526	$13.01
$13.19	50,000	2.8	$13.19	0	$0
$22.34	30,000	4.3	$22.34	30,000	$22.34

Total	449,087	3.9	$10.85	397,920	$10.55

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2013 were 3.9 years and $4.1 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at December 31, 2012 were 4.6 years and $1.4 million, respectively. As of December 31, 2013, unrecognized compensation expense related to stock options totaled approximately $0.1 million, which will be recognized over a weighted average period of 0.8 years.

Restricted Stock Awards

During the year ended December 31, 2013, the Compensation Committee issued 981,544 shares of restricted common stock to selected employees, non-employee directors and non-employee contractors. During the year ended December 31, 2012, the Compensation Committee issued 425,209 shares of restricted common stock to selected employees, non-employee directors and non-employee contractors. The shares granted in 2013 and 2012 are subject to time vesting and, in some cases, performance-based vesting. The shares will vest on the date on which the Compensation Committee certifies that the performance goals have been satisfied, provided that the recipient has been in continuous employment with us from the grant date until the date upon which the shares are released. Restrictions on the transfer associated with vesting schedules were determined by the Compensation Committee on an individual award basis. The restricted common stock is valued at the closing price of our common stock on the NASDAQ Global Select Market on the date of the grant. Upon a “change in control” of us, as such term is defined in the Plan, all restrictions will immediately lapse for performance-based awards to varying degrees based on performance metrics at the time of the change in control. For awards that do not contain a performance-based condition, all restrictions immediately lapse upon a change in control. Compensation expense associated with the restricted stock award is recognized on a straight-line basis over the vesting period.

Certain of the restricted common stock awards in 2013 and 2012 are subject to market-based vesting through a calculation of total shareholder return (“TSR”) of our common stock relative to a pre-defined peer group of 15 and 13 companies, respectively, over a three-year period. The number of shares ultimately awarded will correspond with the final TSR rank amongst the peer group in accordance with the following schedule:

TSR Rank	Percentage of 2013 Awards to Vest
1 – 3	100%
4 – 6	75%
7 – 10	50%
11 – 13	25%
14 – 16	0%

TSR Rank	Percentage of 2012 Awards to Vest
1 – 3	100%
4 – 5	75%
6 – 8	50%
9 – 11	25%
12 – 14	0%

The weighted average fair value of the TSR awards as of December 31, 2013 and 2012 were $12.59 and $7.80 per share, respectively. Average fair values were estimated on the date of each grant using a Monte Carlo Simulation model that estimates the most likely outcome based on the terms of the award and used the following assumptions:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	0.7%	0.3%
Expected Volatility—Rex Energy	50.5%	54.4%
Expected Volatility—Peer Group	28.4% - 63.5%	31.2% - 58.6%
Market Index	35.3%	37.0%
Expected Life	Three Years	Three Years

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

We recorded compensation expense related to restricted common stock awards of $5.1 million, $2.9 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, total unrecognized compensation cost related to the restricted common stock grants was approximately $8.3 million to be recognized over a weighted average of 2.3 years. The total fair value of restricted common stock awards that vested in 2013 was approximately $3.0 million as compared to $0.7 million for restricted common stock awards that vested in 2012.

A summary of the restricted stock activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Restricted stock awards, as of January 1, 2011	814,965	$11.01
Awards	757,816	13.07
Forfeitures	(342,955)	11.60

Restricted stock awards, as of December 31, 2011	1,229,826	$12.11
Awards	425,209	11.59
Vested	(70,750)	2.05
Forfeitures	(152,712)	12.13

Restricted stock awards, as of December 31, 2012	1,431,573	$12.45
Awards	981,544	16.03
Vested	(182,994)	11.59
Forfeitures	(57,484)	11.84

Restricted stock awards, as of December 31, 2013	2,172,639	$14.16

18. IMPAIRMENT EXPENSE

For the years ended December 31, 2013, 2012 and 2011, we incurred impairment expense from continuing operations of approximately $32.1 million, $20.6 million and $14.6 million, respectively. We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment (for additional information see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements). During 2013, we incurred approximately $29.3 million of expense related to the impairment of conventional oil properties in the Illinois Basin. The impairment in Illinois was focused in two areas where extensive development activity occurred during 2013. In addition to the development activity, future estimated prices for the sale of crude oil as of December 31, 2013 decreased to a level which did not support the recovery of the full carrying value of the properties. During 2012, we incurred approximately $13.7 million of expense related to the impairment of proved unconventional natural gas wells in the Appalachian Basin, which in part was driven by the continued low natural gas pricing environment. All of the proved unconventional natural gas wells that were impaired produce dry natural gas and are located in both our operated and non-operated areas in the Appalachian Basin. In addition to the impairment related to our natural gas properties, we incurred approximately $5.8 million in impairment expense related to the expected future expiration or surrender of undeveloped acreage in our non-operated dry gas area of Clearfield County, Pennsylvania. The remaining impairment was due to three non-operated properties in the Illinois Basin. During 2011, we incurred approximately $11.6 million of expense related to the impairment of proved conventional shallow natural gas wells in the Appalachian Basin. In addition to the impairment related to our conventional shallow natural gas properties, we incurred approximately $1.4 million in impairment expense related to the expiration or surrender of undeveloped acreage and $1.6 million in impairment expense related to a refrigeration plant in the Appalachian Basin which was formerly in use before the commencement of operations at the cryogenic gas processing plants in Butler County, Pennsylvania. With larger scale gas processing capabilities in the region there is no further value for the refrigeration plant.

19. SUSPENDED EXPLORATORY WELL COSTS

We capitalize the costs of exploratory wells if a well finds a sufficient quantity of reserves to justify its completion as a producing well and we are making sufficient progress towards assessing the reserves and the economic and operating viability of the project.

The following table reflects the net change in capitalized exploratory well costs, excluding those related to Assets Held for Sale on our Consolidated Balance Sheets for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Beginning Balance at January 1,	$36,968	$11,756	$1,637
Additions to capitalized exploratory well costs pending the determination of estimated proved reserves	171,087	95,980	106,045
Divested wells	0	0	0
Reclassification of wells, facilities, and equipment based on the determination of estimated proved reserves	(202,323)	(70,518)	(95,926)
Capitalized exploratory well costs charged to expense	(1)	(250)	0

Ending Balance at December 31,	5,731	36,968	11,756
Less exploratory well costs that have been capitalized for a period of one year or less	(3,597)	(36,630)	(11,756)

Capitalized exploratory well costs for a period of greater than one year	$2,134	$338	$0
Number of projects that have exploratory well costs capitalized for a period of more than one year	3	2	0

As of December 31, 2013 we had approximately $2.1 million in capitalized exploratory well costs that were capitalized for a period greater than one year. These costs are related to three proposed wells in our non-operated region in Clearfield County, Pennsylvania in the Appalachian Basin. These costs represent preliminary permitting and engineering expenses that we typically incur several months in advance of commencing drilling operations and pad construction that was undertaken to extend certain leases. No drilling has yet taken place on these locations, however the leases on which the proposed wells are located have extended terms providing the operator flexibility in ultimate development to maximize the rate of return. These costs are currently classified as Wells and Facilities in Progress on our Consolidated Balance Sheet and will be reclassified to Evaluated Oil and Gas Properties upon the discovery of proved reserves or to Exploration Expense if commercial quantities of reserves are not found.

20. COSTS INCURRED IN OIL AND NATURAL GAS ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES (UNAUDITED)

Costs incurred in oil and natural gas property acquisitions and development are presented below and exclude any costs incurred related to Assets Held for Sale (in thousands):

	2013	2012	2011
Consolidated Entities:
Acquisition of Properties
Proved	$2,445	$1,474	$9
Unproved	39,291	49,331	76,852
Exploration Costs(a)	231,112	128,748	113,075
Development Costs(a)	64,661	57,149	61,920

Subtotal	337,509	236,702	251,856
Asset Retirement Obligations	3,031	4,480	316

Total Costs Incurred	$340,540	$241,182	$252,172
Share of Equity Method Investments:
Acquisition of Properties
Proved	$0	$0	$0
Unproved	0	0	0
Exploration Costs	0	0	0
Development Costs(a)	1,958	4,316	12,682

Total	$1,958	$4,316	$12,682
(a) Includes Depreciation expense for support equipment and facilities

The following table provides a reconciliation of the total costs incurred for our consolidated entities to our reported capital expenditures (in thousands):

	2013	2012	2011
Total Costs Incurred by Consolidated Entities	$340,540	$241,182	$252,172
Equity Method Investments	2,493	4,087	23,204
DJ Basin Expenditures	2	3,146	24,029
Exploration Expense	(11,408)	(4,782)	(2,507)
Asset Retirement Obligations	(3,031)	(4,480)	(316)
Depreciation for Support Equipment and Facilities	(5,024)	(4,187)	(3,308)
Corporate Expenditures	3,651	1,156	1,126
Other(a)	10,391	2,732	8,016

Total Capital Expenditures	$337,614	$238,854	$302,416

(a)	Represents corporate capital, R.E. Disposal, LLC capital and intercompany capital transactions.

21. OIL AND NATURAL GAS CAPITALIZED COSTS (UNAUDITED)

Our aggregate capitalized costs for natural gas and oil production activities with applicable accumulated depreciation, depletion and amortization are presented below and exclude any properties classified as Assets Held for Sale (in thousands):

	2013	2012
Consolidated Entities:
Proven Oil and Natural Gas Properties	$749,680	$485,448
Pipelines and Support Equipment	33,119	31,231
Field Operation Vehicles and Other Equipment	21,608	13,412
Wells and Facilities in Progress	69,886	87,800
Unproven Properties	189,385	165,503

Total	1,063,678	783,394
Less Accumulated Depreciation and Depletion	(184,836)	(141,769)

Total	$878,842	$641,625
Share of Equity Method Investments:
Pipelines and Support Equipment	$19,270	$17,524
Field Operation Vehicles and Other Equipment	0	0
Wells and Facilities in Progress	238	26

Total	19,508	17,550
Less Accumulated Depreciation and Depletion	(1,818)	(1,077)

Total	$17,690	$16,473

22. OIL AND NATURAL GAS RESERVE QUANTITIES (UNAUDITED)

Our independent engineers, Netherland, Sewell, and Associates, Inc. (“NSAI”) evaluated all of our proved oil, natural gas and NGL reserves for the years ended December 31, 2013, 2012 and 2011. The technical persons responsible for preparing the estimates of our estimated proved reserves meet the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Our independent third-party engineers do not own an interest in any of our properties and are not employed by us on a contingent basis. We emphasize that reserve estimates are inherently imprecise. Our oil, natural gas and NGL reserve estimates were generally based upon extrapolation of historical production trends, analogy to similar properties and volumetric calculations. Accordingly, these estimates are expected to change, and such change could be material and occur in the near term as future information becomes available. All of our estimated proved reserves are located within the United States.

Proved natural gas, oil and NGL reserves are those quantities of natural gas, oil and NGL which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. Based on reserve reporting rules, the price is calculated using the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. A project to extract hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes: (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible natural gas or oil on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering or performance data and reliable technology establish a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated natural gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Developed natural gas, oil and NGL reserves are reserves of any category that can be expected to be recovered (x) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (y) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

Undeveloped natural gas, oil and NGL reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating they are scheduled to be drilled within five years, unless specific circumstances justify a longer time. Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology establishing reasonable certainty.

Presented below is a summary of changes in estimated reserves of the oil and natural gas wells at December 31, 2013, 2012 and 2011.

	2013
	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	MMcf Equivalents
Estimated Proved Reserves—Beginning of Period	9,375.7	31,679.9	371,716.4	618,050.0
Extensions, Discoveries and Additions	595.6	19,956.1	189,150.9	312,461.1
Revisions	(438.5)	(4,685.6)	(16,137.7)	(46,882.3)
Purchases	1.0	0.0	0.0	6.0
Production	(914.2)	(819.7)	(23,446.8)	(33,850.2)

Estimated Proved Reserves—End of Period	8,619.6	46,130.7	521,282.8	849,784.6

	2012
	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	MMcf Equivalents
Estimated Proved Reserves—Beginning of Period	8,181.2	7,134.8	274,292.3	366,188.3
Extensions, Discoveries and Additions	474.6	12,813.6	116,854.4	196,583.6
Revisions	650.5	12,089.5	(1,413.6)	75,026.4
Improved Recovery	758.3	0.0	0.0	4,549.8
Purchases	43.2	0.0	0.0	259.2
Production	(732.1)	(358.0)	(18,016.7)	(24,557.3)

Estimated Proved Reserves—End of Period	9,375.7	31,679.9	371,716.4	618,050.0

	2011
	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	MMcf Equivalents
Estimated Proved Reserves—Beginning of Period	8,142.8	4,200.0	127,621.9	201,678.7
Extensions, Discoveries and Additions	156.5	2,640.4	139,067.7	155,849.1
Revisions(a)	576.4	484.6	16,515.0	22,881.0
Production(b)	(694.5)	(190.2)	(8,912.3)	(14,220.5)

Estimated Proved Reserves—End of Period	8,181.2	7,134.8	274,292.3	366,188.3

(a)	Revisions includes 120.9 MBbls and 725.4 MMcfe related to our successful ASP pilot in the Illinois Basin.
(b)	Gas production excludes certain production associated with gas sales contracts for which we do not recognize reserves.

	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Mcf Equivalents
Proved Developed Reserves
December 31, 2013	7,742.5	16,322.5	212,061.4	356,451.4
December 31, 2012	9,216.1	10,143.7	141,754.6	257,913.4
December 31, 2011	8,181.2	2,218.4	110,853.3	173,250.9
Proved Undeveloped Reserves
December 31, 2013	877.1	29,808.2	309,221.4	493,333.2
December 31, 2012	159.6	21,536.2	229,961.8	360,136.6
December 31, 2011	0.0	4,916.4	163,439.0	192,937.4

Our estimated proved undeveloped reserves included 21.0 gross (15.7 net) locations that generated positive future net revenue but negative present value discounted at 10%. Net reserve volumes associated with these locations were 65.5 Bcfe (approximately 7.7% of total estimated proved reserves). Given our planned operating budget, strategy to hold the acreage by production, and expectations of future commodity prices, we plan to develop these locations over the next five years and therefore have included these locations in our PUD reserves.

Revisions. Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from developmental drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs.

We had significant revisions in our oil, NGL and natural gas reserves for the year ended December 31, 2013. Our negative revisions were primarily due to adjusting downward our estimated recovery of future ethane production from 2012 to 2013. Negative revisions related to our estimated ethane recovery accounted for approximately 27.3 Bcfe of our total revisions. In addition to our ethane recovery adjustments, we recognized additional negative revisions related to well performance in our non-operated Westmoreland County, Pennsylvania region as well as in the Illinois Basin. Partially offsetting these negative revisions were positive revisions due to natural gas pricing and lower than expected operating expenses. We had significant revisions in our oil, NGL and natural gas reserves for the year ended December 31, 2012. Revisions due to price in our natural gas operations resulted in a significant loss of reserves. Prices used for natural gas reserves decreased from $4.55 in 2011 to $2.94 in 2012. Partially offsetting the decrease due to pricing were increased reserves due to additional field production data demonstrating better well performance than as of year-end 2011. We believe this increased performance is the result of improved completion techniques. During 2012, we executed an agreement to sell ethane as a separate product in our NGL stream, which is currently being utilized as plant fuel. As such, we booked for the first time ethane barrels as part of our NGL reserves. The ethane reserves contained within revisions to previous estimates are barrels associated to those wells which were considered to be proved locations as of December 31, 2011. We also had revisions in our non-operated properties. In our Westmoreland Marcellus, we saw reserve increases as a result of field production data demonstrating better well performance than last year’s estimates. For our Clearfield County Marcellus proved undeveloped acreage, we saw a reduction in proved reserves primarily due to offset well performance. In our Illinois Basin asset, we saw positive revisions, with a significant portion being the result of our re-frac program of stacked pay intervals instituted during the middle of 2012. We had significant revisions in our oil, NGL and natural gas reserves for the year ended December 31, 2011. The majority of our positive revision of estimated proved reserves occurred in our Marcellus Shale properties, where our average per well estimated ultimate recovery (“EUR”) increased from 4.4 Bcfe to 5.3 Bcfe in our operated areas and from 3.0 Bcf to 4.2 Bcf in our non-operated Marcellus areas. These increases were due to additional field production data demonstrating better well performance compared to prior year performance. We believe that the increased performance was primarily the result of improved completion techniques. In total, the positive revisions in our Marcellus operations accounted for 84% of all revisions. Also impacting our revisions during 2011 was a change in the oil pricing from $76.03 per barrel in 2010 to $92.45 per barrel in 2011.

Extensions, discoveries and other additions. These are additions to estimated proved reserves that result from (1) extension of the proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to discovery and (2) discovery of new fields with estimated proved reserves or of new reservoirs of estimated proved reserves in old fields.

We had significant extensions, discoveries and other additions for the year ended December 31, 2013, of 0.6 MMBOE of oil, 20.0 MMBOE of NGLs and 189.1 Bcf of natural gas. These additions were primarily related to our continued success in the Appalachian Basin, specifically within the Marcellus, Utica and Burkett Shales where we recorded 136.0 gross proved undeveloped drilling locations. We had significant extensions, discoveries and other additions for the year ended December 31, 2012, of 0.5 MMBOE of oil, 12.8 MMBOE of NGLs and 116.9 Bcf of natural gas. These additions were primarily due to the additional proved undeveloped locations that were added to our proved reserve estimates that were a result of our continued drilling success in the Marcellus Shale. A portion of the extension and discoveries were booked as a result of successful efforts from exploration wells drilled in the Utica Shale and the development of stacked reservoirs through the drilling of previously undeveloped acreage in the Illinois Basin. We had significant extensions, discoveries and other additions for the year ended December 31, 2011, of 0.2 MMBOE of oil, 2.6 MMBOE of NGLs and 139.1 Bcf of natural gas. These additions were primarily due to the additional proved undeveloped locations that were added to our proved reserve estimates that were a result of our continued drilling success in the Marcellus Shale. A portion of the extension and discoveries were booked as a result of successful efforts from exploration wells drilled in the Burkett and Utica Shales. In the Illinois Basin, we successfully booked estimated proved reserves as a result of our ASP pilot, which were classified as revisions.

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

The following summary sets forth our future net cash flows relating to proved oil and natural gas reserves based on the standardized measure prescribed by FASB ASC 932 at December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Future Cash Inflows	$3,899,878 (a)	$2,988,231 (b)	$2,333,513 (c)
Future Costs:
Production	(1,619,629)	(1,387,653)	(880,077)
Abandonment	(95,183)	(85,859)	(65,560)
Development	(517,875)	(324,873)	(251,821)

Net Future Cash Inflow Before Income Taxes	1,667,191	1,189,846	1,136,055
Future Income Tax Expense	(359,322)	(245,078)	(277,568)

Total Future Net Cash Flows Before 10.0% Discount	1,307,869	944,768	858,487
Less: Effect of a 10.0% Discount Factor	(778,756)	(548,645)	(444,552)

Standardized Measure of Discounted Future Net Cash Flows	$529,113	$396,123	$413,935

(a)	Calculated using weighted average prices of $3.588 per Mcf, $94.28 per barrel of oil and $26.37 per barrel of NGLs
(b)	Calculated using weighted average prices of $2.94 per Mcf, $90.92 per barrel of oil and $32.91 per barrel of NGLs
(c)	Calculated using weighted average prices of $4.55 per Mcf, $92.45 per barrel of oil and $46.34 per barrel of NGLs

The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

	2013	2012	2011
Standardized Measure—Beginning of Period	$396,123	$413,935	$188,065
Revisions of Previous Estimates:
Changes in Prices and Production Costs	72,503	(198,433)	29,223
Revisions in Quantities	(51,289)	91,462	40,525
Changes in Future Development Costs	22,341	(3,885)	(19,539)
Accretion of Discount and Timing of Future Cash Flows	47,571	52,093	25,218
Net Change in Income Tax	31,433	27,405	(42,875)
Purchase (Sale) of Reserves in Place	0	1,188	0
Plus Extensions, Discoveries, and Other Additions	170,846	88,749	159,047
Development Costs Incurred	64,661	57,149	61,290
Sales of Product—Net of Production Costs	(151,781)	(86,936)	(78,763)
Changes in Timing and Other	(73,295)	(46,604)	51,744

Standardized Measure—End of Period	$529,113	$396,123	$413,935

24. RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Results of operations are equal to revenues, less (a) production costs, (b) impairment expenses, (c) exploration expenses, (d) DD&A expenses, and (e) income tax expense (benefit) (certain prior year amounts have been reclassified to conform to current presentation):

	2013	2012	2011
Consolidated Entities (in thousands):
Revenues
Oil and Natural Gas Sales	$213,919	$134,574	$111,879
Expenses
Production and Lease Operating Expense	62,138	47,638	33,116
Impairment Expense	32,072	20,505	14,316
Exploration Expense	11,408	4,782	2,507
Depletion, Depreciation, Amortization and Accretion	62,386	44,955	27,670

Total Costs	168,004	117,880	77,609
Pre-Tax Operating Income (Loss)	45,915	16,694	34,270
Income Tax Expense(a)	30,579	6,778	10,760

Results of Operations for Oil and Gas Producing Activities	$15,336	$9,916	$23,510

Share of Equity Method Investments (in thousands):
Expenses
Depletion, Depreciation, Amortization and Accretion	$752	$1,082	$1,568

Total Costs	752	1,082	1,568
Pre-Tax Operating Loss	(752)	(1,082)	(1,568)
Income Tax Benefit (a)	501	435	519

Results of Operations for Oil and Gas Producing Activities	$(251)	$(647)	$(1,049)

Total Consolidated and Equity Method Investees Results of Operations for Oil and Gas Producing Activities	$15,085	$9,269	$22,461

(a)	Computed using the effective rate for continuing operations for each period: 66.6% in 2013; 40.6% in 2012 and; 31.4% in 2011.

25. LITIGATION

Illinois Basin EPA Consent Decree

In September 2006, the United States Department of Justice (“DOJ”), the United States Environmental Protection Agency (“EPA”) and the State of Illinois initiated an enforcement action against us seeking mandatory injunctive relief and potential civil penalties based on allegations that we (and various predecessor companies) were violating the Clean Air Act in connection with the release of hydrogen sulfide gas and volatile organic compounds (“VOC’s”) in the course of our oil producing operations near the towns of Bridgeport, Illinois and Petrolia, Illinois. In June 2007, we entered a consent decree to resolve the enforcement action. The consent decree required us to take certain remedial actions to reduce hydrogen sulfide and VOC emissions and monitor the same. The consent decree did not require us to pay any civil fine or penalty, although it does provide for the possible imposition of specified daily fines and penalties for any violation of the terms and conditions of the consent decree.

In January 2010, we submitted certain proposed revisions to a Directed Inspection and Maintenance Plan previously implemented by us pursuant to the terms of the consent decree. In general, the proposed revisions update the plan to reflect changes in hydrogen sulfide control measures and procedures implemented in the field and changes in procedures for responding to resident complaints of hydrogen sulfide odors. The EPA, DOJ and Illinois EPA all approved these revisions. In 2013, we communicated the consent decree, which were ongoing as of December 31, 2013.

Litigation Related to Proposed Oil and Gas Leases in Westmoreland County, Pennsylvania

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

Litigation Related to Proposed Oil and Gas Leases in Clearfield County, Pennsylvania

In October 2011, we were named as defendants in a proposed class action lawsuit filed in the Court of Common Pleas of Clearfield County, Pennsylvania (the “Cardinale case”). The named plaintiffs are two individuals who have sued on behalf of themselves and all persons who are alleged to be similarly situated. The complaint in the Cardinale case generally asserts that a binding contract to lease oil and gas interests was formed between the Company and each proposed class member when representatives of Western Land Services, Inc. (“Western”), a leasing agent that we engaged, presented a form of proposed oil and gas lease and an order for payment to each person in 2008, and each person signed the proposed oil and gas lease form and order for payment and delivered the documents to representatives of Western. We rejected these leases and never signed them. The plaintiffs seek a judgment declaring the rights of the parties with respect to those proposed leases, as well as damages and other relief as may be established by plaintiffs at trial, together with interest, costs, expenses and attorneys’ fees. We filed affirmative defenses and preliminary objections to the plaintiff’s claims, and the parties each made various responsive filings throughout the first quarter of 2012. In May 2012, the trial court dismissed the Cardinale case with prejudice on the grounds that there was no contract formed between us and the plaintiffs. The plaintiffs appealed the dismissal and the parties filed briefs and responses during the second half of 2012. On May 3, 2013, the Superior Court reversed the decision of the Common Pleas Court and remanded the case for further procedures.

In July 2012, while the Cardinale case was in the midst of the appeals process, counsel for the plaintiffs in the Cardinale case filed two additional lawsuits against us in the Court of Common Pleas of Clearfield County, Pennsylvania: one a proposed class action lawsuit with a different named plaintiff (the “Billotte case”) and another on behalf of a group of individually named plaintiffs (the “Meeker case”). The complaint for the Billotte case contains the same claims as those set forth in the Cardinale case. We have not yet been served with a complaint in the Meeker case, but we believe the claims will also mirror those made in the Cardinale and Billotte cases. It is our understanding that these two additional lawsuits were filed for procedural reasons in light of the dismissal of the Cardinale case and the pendency of the appeal. Proceedings in both the Billotte and Meeker cases were stayed pending the outcome of the appeal in the Cardinale case. We expect to make a determination as to the consolidation of these cases with the Cardinale case as the Cardinale case proceeds.

We intend to vigorously defend against each of these claims. We expect to enter a case management plan with the Cardinale plaintiffs’ counsel within the next several months, which will outline the timing for class discovery, class certification, trial discovery and the trial. In the meantime, we are preparing for discovery. At this time we are unable to express an opinion with respect to the likelihood of an unfavorable outcome or provide an estimate of potential losses.

26. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth unaudited financial information on a quarterly basis for each of the last two years.

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

($ and Shares in Thousands Except per Share Data)

	2013
	March	June	September	December
Revenues	$47,470	$55,360	$62,974	$72,127
Costs and Expenses	49,810	41,919	61,142	85,401

Net Income (Loss) From Continuing Operations	(2,340)	13,441	1,832	(13,274)
Net Loss From Discontinued Operations	(61)	520	0	(691)

Net Income (Loss)	(2,401)	13,961	1,832	(13,965)
Net Income Attributable to Noncontrolling Interests	433	221	258	645

Net Income (Loss) Attributable to Rex Energy	$(2,834)	$13,740	$1,574	$(14,610)

Income (Loss) per Common Share Attributable to Rex Common Shareholders:
Basic—Continuing Operations Attributable to Rex Energy	$(0.05)	$0.25	$0.03	$(0.26)
Basic—Discontinued Operations	0.00	0.01	0.00	(0.01)

Basic—Net Income (Loss)	$(0.05)	$0.26	$0.03	$(0.27)

Basic—Weighted Average Shares Outstanding	52,367	52,555	52,626	52,705
Diluted—Continuing Operations Attributable to Rex Energy	$(0.05)	$0.25	$0.03	$(0.26)
Diluted—Discontinued Operations	0.00	0.01	0.00	(0.01)

Diluted—Net Income (Loss)	$(0.05)	$0.26	$0.03	$(0.27)

Diluted—Weighted Average Shares Outstanding	52,367	52,911	53,293	52,705

	2012
	March	June	September	December
Revenues	$33,834	$30,257	$38,929	$45,119
Costs and Expenses	30,006	(25,936)	40,671	46,157

Net Income (Loss) From Continuing Operations	3,828	56,193	(1,742)	(1,038)
Net Loss From Discontinued Operations	(5,355)	(3,050)	(258)	(2,280)

Net Income (Loss)	(1,527)	53,143	(2,000)	(3,318)
Net Income (Loss) Attributable to Noncontrolling Interests	101	222	193	303

Net Income (Loss) Attributable to Rex Energy	$(1,628)	$52,921	$(2,193)	$(3,621)

Income (Loss) per Common Share Attributable to Rex Common Shareholders:
Basic—Continuing Operations Attributable to Rex Energy	$0.08	$1.08	$(0.04)	$(0.03)
Basic—Discontinued Operations	(0.11)	(0.06)	0.00	(0.04)

Basic—Net Income (Loss)	$(0.03)	$1.02	$(0.04)	$(0.07)

Basic—Weighted Average Shares Outstanding	48,744	52,009	52,036	52,278
Diluted—Continuing Operations Attributable to Rex Energy	$0.08	$1.06	$(0.04)	$(0.03)
Diluted—Discontinued Operations	(0.11)	(0.06)	0.00	(0.04)

Diluted—Net Income (Loss)	$(0.03)	$1.00	$(0.04)	$(0.07)

Diluted—Weighted Average Shares Outstanding	49,693	52,876	52,036	52,278

27. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of December 31, 2013, we had outstanding $350.0 million of Senior Notes due 2020, as shown in Note 11, Long-Term Debt, to our Consolidated Financial Statements. The Senior Notes are guaranteed by certain of our wholly-owned subsidiaries, or guarantor subsidiaries.

Unless otherwise noted below, each of the following guarantor subsidiaries are wholly-owned by Rex Energy Corporation and have provided guarantees of the Senior Notes that are joint and several and full and unconditional as of December 31, 2013;

•	Rex Energy I, LLC

•	Rex Energy Operating Corporation

•	Rex Energy IV, LLC

•	PennTex Resources Illinois, Inc.

•	R.E. Gas Development, LLC

The non-guarantor subsidiaries include certain consolidated subsidiaries, including Water Solutions, R.E. Disposal, LLC (formerly known as NorthStar #3, LLC) and Rex Energy Rockies, LLC. We derive much of our business through and derive much of our income through our subsidiaries. Therefore, our ability to make required payments with respect to indebtedness and other obligations depends on the financial results and condition of our subsidiaries and our ability to receive funds from our subsidiaries. As of December 31, 2013, there were no restrictions on the ability of any of the guarantor subsidiaries to transfer funds to us. There may be restrictions for certain non-guarantor subsidiaries.

The following financial statements present condensed consolidating financial data for (i) Rex Energy Corporation, the issuer of the notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes, and (iv) eliminations necessary to arrive at our consolidated financial statements, which include condensed consolidated balance sheets as of December 31, 2013 and 2012, and the condensed consolidating statements of operations and condensed consolidating statements of cash flows for each of the years in the three-year period ended December 31, 2013.

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

FOR THE YEAR ENDED DECEMBER 31, 2013

($ in Thousands, Except Share and Per Share Data)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
ASSETS
Current Assets
Cash and Cash Equivalents	$1,386	$509	$5	$0	$1,900
Accounts Receivable	32,283	9,882	0	(3,302)	38,863
Taxes Receivable	0	0	5,189	0	5,189
Short-Term Derivative Instruments	5,180	0	488	0	5,668
Current Deferred Tax Asset	0	0	3,451	0	3,451
Inventory, Prepaid Expenses and Other	2,092	89	26	0	2,207

Total Current Assets	40,941	10,480	9,159	(3,302)	57,278
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	752,781	0	0	(3,101)	749,680
Unevaluated Oil and Gas Properties	189,385	0	0	0	189,385
Other Property and Equipment	57,409	12,706	0	0	70,115
Wells and Facilities in Progress	70,759	6,576	0	(790)	76,545
Pipelines	7,678	0	0	0	7,678

Total Property and Equipment	1,078,012	19,282	0	(3,891)	1,093,403
Less: Accumulated Depreciation, Depletion and Amortization	(188,699)	(2,172)	0	350	(190,521)

Net Property and Equipment	889,313	17,110	0	(3,541)	902,882
Deferred Financing Costs and Other Assets—Net	2,421	206	9,366	0	11,993
Equity Method Investments	18,708	0	0	0	18,708
Intercompany Receivables	0	0	628,517	(628,517)	0
Investment in Subsidiaries—Net	4,442	1,197	216,945	(222,584)	0
Long-Term Derivative Instruments	535	0	0	0	535

Total Assets	$956,360	$28,993	$863,987	$(857,944)	$991,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$33,613	$794	$0	$(3,304)	$31,103
Current Maturities of Long-Term Debt	1,339	5,404	0	0	6,743
Accrued Liabilities	45,196	6,287	2,967	0	54,450
Short-Term Derivative Instruments	4,663	0	0	0	4,663

Total Current Liabilities	84,811	12,485	2,967	(3,304)	96,959
8.875% Senior Notes Due 2020	0	0	350,000	0	350,000
Premium (Discount) on Senior Notes	0	0	3,078	0	3,078
Senior Secured Line of Credit and Long-Term Debt	137	3,054	59,000	0	62,191
Long-Term Derivative Instruments	1,071	0	694	0	1,765
Long-Term Deferred Tax Liability	0	0	29,446	0	29,446
Other Deposits and Liabilities	4,992	0	0	0	4,992
Future Abandonment Cost	26,027	13	0	0	26,040
Intercompany Payables	554,329	74,188	0	(628,517)	0

Total Liabilities	671,367	89,740	445,185	(631,821)	574,471
Stockholders’ Equity
Common Stock	0	0	54	0	54
Additional Paid-In Capital	177,144	6,488	456,554	(183,632)	456,554
Accumulated Deficit	107,849	(67,720)	(37,806)	(44,048)	(41,725)

Rex Energy Stockholders’ Equity	284,993	(61,232)	418,802	(227,680)	414,883
Noncontrolling Interests	0	485	0	1,557	2,042

Total Stockholders’ Equity	284,993	(60,747)	418,802	(226,123)	416,925

Total Liabilities and Stockholders’ Equity	$956,360	$28,993	$863,987	$(857,944)	$991,396

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2013

($ in Thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$213,919	$0	$0	$0	$213,919
Field Services Revenue	0	32,583	0	(8,771)	23,812
Other Revenue	200	0	0	0	200

TOTAL OPERATING REVENUE	214,119	32,583	0	(8,771)	237,931
OPERATING EXPENSES
Production and Lease Operating Expense	62,138	0	0	0	62,138
General and Administrative Expense	25,376	2,416	5,420	(86)	33,126
Loss on Disposal of Asset	1,601	46	0	0	1,647
Impairment Expense	32,072	0	0	0	32,072
Exploration Expense	11,395	13	0	0	11,408
Depreciation, Depletion, Amortization and Accretion	62,540	1,604	0	(200)	63,944
Field Services Operating Expense	0	23,527	0	(6,197)	17,330
Other Operating Expense	592	0	0	0	592

TOTAL OPERATING EXPENSES	195,714	27,606	5,420	(6,483)	222,257
INCOME (LOSS) FROM OPERATIONS	18,405	4,977	(5,420)	(2,288)	15,674
OTHER INCOME (EXPENSE)
Interest Expense	(64)	(106)	(22,612)	0	(22,782)
Loss on Derivatives, Net	(2,703)	0	(205)	0	(2,908)
Other Income	6,739	0	0	(86)	6,653
Loss From Equity Method Investments	(763)	0	0	0	(763)
Income (Loss) From Equity in Consolidated Subsidiaries	(33)	33	5,703	(5,703)	0

TOTAL OTHER INCOME (LOSS)	3,176	(73)	(17,114)	(5,789)	(19,800)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	21,581	4,904	(22,534)	(8,077)	(4,126)
Income Tax (Expense) Benefit	(14,409)	(2,210)	20,404	0	3,785

INCOME (LOSS) FROM CONTINUING OPERATIONS	7,172	2,694	(2,130)	(8,077)	(341)
Loss From Discontinued Operations, Net of Income Taxes	0	(232)	0	0	(232)

NET INCOME (LOSS)	7,172	2,462	(2,130)	(8,077)	(573)
Net Income Attributable to Noncontrolling Interests	0	1,557	0	0	1,557

NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$7,172	$905	$(2,130)	$(8,077)	$(2,130)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDING DECEMBER 31, 2013

($ in Thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$7,172	$2,462	$(2,130)	$(8,077)	$(573)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss From Equity Method Investments	763	0	0	0	763
Non-Cash Expenses	(194)	55	6,369	0	6,230
Depreciation, Depletion, Amortization and Accretion	62,540	1,604	0	(200)	63,944
Deferred Income Tax Expense (Benefit)	14,409	2,210	(14,340)	0	2,279
Loss on Derivatives	2,703	0	205	0	2,908
Cash Settlement of Derivatives	7,128	0	0	0	7,128
Dry Hole Expense	2,993	0	0	0	2,993
Gain on Sale of Assets and Equity Method Investments	(5,289)	(922)	0	0	(6,211)
Impairment Expense	32,072	0	0	0	32,072
Changes in operating assets and liabilities
Accounts Receivable	(5,877)	(6,515)	1,241	(1,575)	(12,726)
Inventory, Prepaid Expenses and Other Assets	(826)	(59)	0	0	(885)
Accounts Payable and Accrued Liabilities	8,554	874	1,481	1,982	12,891
Other Assets and Liabilities	(2,272)	(88)	(137)	0	(2,497)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	123,876	(379)	(7,311)	(7,870)	108,316
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany loans to subsidiaries	186,089	1,619	(193,015)	5,307	0
Proceeds from Joint Venture Leasing Initiatives	458	0	0	0	458
Contributions to Equity Method Investments	(2,493)	0	0	0	(2,493)
Proceeds from the Sale of Assets and Equity Method Investments	8,071	3,234	0	0	11,305
Acquisitions of Undeveloped Acreage	(41,782)	(2)	0	0	(41,784)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(275,697)	(7,870)	0	2,563	(281,004)

NET CASH USED IN INVESTING ACTIVITIES	(125,354)	(3,019)	(193,015)	7,870	(313,518)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	0	7,249	65,000	0	72,249
Repayments of Long-Term Debt and Lines of Credit	0	(2,480)	(6,000)	0	(8,480)
Repayments of Loans and Other Notes Payable	(1,363)	(642)	0	0	(2,005)
Proceeds from 8.875% Senior Notes, net of Discount	0	0	105,000	0	105,000
Debt Issuance Costs	0	(8)	(3,126)	0	(3,134)
Proceeds from the Exercise of Stock Options	0	0	533	0	533
Capital Distributions by the Partners of Consolidated Joint Ventures	0	(886)	0	0	(886)
Purchase of Noncontrolling Interests	0	(150)	0	0	(150)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,363)	3,083	161,407	0	163,127
NET INCREASE (DECREASE) IN CASH	(2,841)	(315)	(38,919)	0	(42,075)
CASH—BEGINNING	4,227	824	38,924	0	43,975

CASH—ENDING	$1,386	$509	$5	$0	$1,900

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

FOR THE YEAR ENDED DECEMBER 31, 2012

($ in Thousands, Except Share and Per Share Data)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
ASSETS
Current Assets
Cash and Cash Equivalents	$4,227	$824	$38,924	$0	$43,975
Accounts Receivable	26,490	3,367	0	(4,877)	24,980
Taxes Receivable	0	0	6,429	0	6,429
Short-Term Derivative Instruments	12,005	0	0	0	12,005
Assets Held For Sale	0	2,279	0	0	2,279
Inventory, Prepaid Expenses and Other	1,277	13	26	0	1,316

Total Current Assets	43,999	6,483	45,379	(4,877)	90,984
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	486,706	0	0	(1,258)	485,448
Unevaluated Oil and Gas Properties	165,503	0	0	0	165,503
Other Property and Equipment	45,613	4,455	0	5	50,073
Wells and Facilities in Progress	88,204	4,780	0	(71)	92,913
Pipelines	6,116	0	0	0	6,116

Total Property and Equipment	792,142	9,235	0	(1,324)	800,053
Less: Accumulated Depreciation, Depletion and Amortization	(145,514)	(674)	0	150	(146,038)

Net Property and Equipment	646,628	8,561	0	(1,174)	654,015
Deferred Financing Costs and Other Assets—Net	2,427	199	7,403	0	10,029
Equity Method Investments	16,978	0	0	0	16,978
Intercompany Receivables	3,795	0	440,269	(444,064)	0
Investment in Subsidiaries—Net	(227)	(232)	193,790	(193,331)	0
Long-Term Derivative Instruments	704	0	0	0	704

Total Assets	$714,304	$15,011	$686,841	$(643,446)	$772,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$29,230	$462	$0	$(244)	$29,448
Current Maturities of Long-Term Debt	588	1,098	0	0	1,686
Accrued Liabilities	20,489	1,036	1,494	0	23,019
Short-Term Derivative Instruments	1,389	0	0	0	1,389
Current Deferred Tax Liability	0	0	539	0	539
Liabilities Related to Assets Held For Sale	0	52	0	0	52

Total Current Liabilities	51,696	2,648	2,033	(244)	56,133
8.875% Senior Notes Due 2020	0	0	250,000	0	250,000
Discount on Senior Notes	0	0	(1,742)	0	(1,742)
Senior Secured Line of Credit and Long-Term Debt	26	5,598	0	(4,633)	991
Long-Term Derivative Instruments	1,510	0	0	0	1,510
Long-Term Deferred Tax Liability	0	0	23,625	0	23,625
Other Deposits and Liabilities	5,675	0	0	0	5,675
Future Abandonment Cost	24,224	0	0	0	24,224
Intercompany Payables	367,704	76,360	0	(444,064)	0

Total Liabilities	450,835	84,606	273,916	(448,941)	360,416
Stockholders’ Equity
Common Stock	0	0	52	0	52
Additional Paid-In Capital	177,143	(407)	451,062	(176,736)	451,062
Accumulated Deficit	86,326	(69,144)	(38,189)	(18,588)	(39,595)

Rex Energy Stockholders’ Equity	263,469	(69,551)	412,925	(195,324)	411,519
Noncontrolling Interests	0	(44)	0	819	775

Total Stockholders’ Equity	263,469	(69,595)	412,925	(194,505)	412,294

Total Liabilities and Stockholders’ Equity	$714,304	$15,011	$686,841	$(643,446)	$772,710

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012

($ in Thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$134,574	$0	$0	$0	$134,574
Field Services Revenue	0	15,637	0	(2,234)	13,403
Other Revenue	218	0	0	(56)	162

TOTAL OPERATING REVENUE	134,792	15,637	0	(2,290)	148,139
OPERATING EXPENSES
Production and Lease Operating Expense	47,618	20	0	0	47,638
General and Administrative Expense	19,283	1,007	3,159	(104)	23,345
Loss on Disposal of Asset	50	8	0	0	58
Impairment Expense	20,505	80	0	0	20,585
Exploration Expense	4,782	0	0	0	4,782
Depreciation, Depletion, Amortization and Accretion	44,993	527	0	(83)	45,437
Field Services Operating Expense	0	9,859	0	(1,619)	8,240
Other Operating Expense	1,136	0	0	0	1,136

TOTAL OPERATING EXPENSES	138,367	11,501	3,159	(1,806)	151,221
INCOME (LOSS) FROM OPERATIONS	(3,575)	4,136	(3,159)	(484)	(3,082)
OTHER INCOME (EXPENSE)
Interest Expense	(55)	(26)	(6,362)	0	(6,443)
Gain on Derivatives, Net	10,687	0	0	0	10,687
Other Income (Expense)	99,575	0	(922)	(104)	98,549
Loss From Equity Method Investments	(3,921)	0	0	0	(3,921)
Income (Loss) From Equity in Consolidated Subsidiaries	(68)	68	51,363	(51,363)	0

TOTAL OTHER INCOME (LOSS)	106,218	42	44,079	(51,467)	98,872
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	102,643	4,178	40,920	(51,951)	95,790
Income Tax (Expense) Benefit	(41,772)	(1,336)	4,559	0	(38,549)

INCOME (LOSS) FROM CONTINUING OPERATIONS	60,871	2,842	45,479	(51,951)	57,241
Loss From Discontinued Operations, Net of Income Taxes	0	(10,943)	0	0	(10,943)

NET INCOME (LOSS)	60,871	(8,101)	45,479	(51,951)	46,298
Net Income Attributable to Noncontrolling Interests	0	819	0	0	819

NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$60,871	$(8,920)	$45,479	$(51,951)	$45,479

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDING DECEMBER 31, 2012

($ in Thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$60,871	$(8,101)	$45,479	$(51,951)	$46,298
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss From Equity Method Investments	3,921	0	0	0	3,921
Non-Cash Expenses	33	14	3,144	0	3,191
Depreciation, Depletion, Amortization and Accretion	44,993	527	1,004	(83)	46,441
Deferred Income Tax Expense (Benefit)	35,376	(7,152)	(4,559)	0	23,665
Gain on Derivatives	(10,687)	0	0	0	(10,687)
Cash Settlement of Derivatives	16,219	0	0	0	16,219
Dry Hole Expense	320	336	0	0	656
(Gain) Loss on Sale of Assets and Equity Method Investments	(99,355)	(2,118)	922	0	(100,551)
Impairment Expense	20,505	19,850	0	0	40,355
Changes in operating assets and liabilities
Accounts Receivable	29,564	(3,736)	(39,325)	(201)	(13,698)
Inventory, Prepaid Expenses and Other Assets	(139)	32	15	0	(92)
Accounts Payable and Accrued Liabilities	(8,875)	(766)	916	(107)	(8,832)
Other Assets and Liabilities	(1,146)	(64)	0	29	(1,181)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	91,600	(1,178)	7,596	(52,313)	45,705
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany loans to subsidiaries	2,915	1,931	(56,489)	51,643	0
Proceeds from Joint Venture Leasing Initiatives	260	0	0	0	260
Contributions to Equity Method Investments	0	(4,087)	0	0	(4,087)
Proceeds from the Sale of Assets and Equity Method Investments	128,554	4,871	0	0	133,425
Acquisitions of Undeveloped Acreage	(51,783)	(19)	0	0	(51,802)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(177,892)	(1,316)	0	670	(178,538)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(97,946)	1,380	(56,489)	52,313	(100,742)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	0	730	126,000	0	126,730
Repayments of Long-Term Debt and Lines of Credit	0	0	(351,000)	0	(351,000)
Repayments of Loans and Other Notes Payable	(764)	(198)	0	0	(962)
Proceeds from 8.875% Senior Notes, net of Discount	0	0	248,250	0	248,250
Debt Issuance Costs	0	0	(6,397)	0	(6,397)
Settlement of Tax Withholdings Related to Share-Based Compensation Awards	0	0	(234)	0	(234)
Proceeds from the Issuance of Common Stock, Net of Issuance Costs	0	0	70,583	0	70,583
Proceeds from the Exercise of Stock Options	0	0	565	0	565
Capital Distributions by the Partners of Consolidated Joint Ventures	0	(319)	0	0	(319)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(764)	213	87,767	0	87,216
NET INCREASE (DECREASE) IN CASH	(7,110)	415	38,874	0	32,179
CASH—BEGINNING	11,337	409	50	0	11,796

CASH—ENDING	$4,227	$824	$38,924	$0	$43,975

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

($ in Thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$111,879	$0	$0	$0	$111,879
Field Services Revenue	0	3,546	0	(1,028)	2,518
Other Revenue	209	0	0	0	209

TOTAL OPERATING REVENUE	112,088	3,546	0	(1,028)	114,606
OPERATING EXPENSES
Production and Lease Operating Expense	33,106	10	0	0	33,116
General and Administrative Expense	21,424	586	1,662	(36)	23,636
Loss on Disposal of Asset	353	149	0	0	502
Impairment Expense	14,316	315	0	0	14,631
Exploration Expense	2,507	0	0	0	2,507
Depreciation, Depletion, Amortization and Accretion	27,672	231	0	(47)	27,856
Field Services Operating Expense	0	2,470	0	(720)	1,750
Other Operating Expense	819	0	0	0	819

TOTAL OPERATING EXPENSES	100,197	3,761	1,662	(803)	104,817
INCOME (LOSS) FROM OPERATIONS	11,891	(215)	(1,662)	(225)	9,789
OTHER INCOME (EXPENSE)
Interest Expense	(107)	(2)	(2,405)	0	(2,514)
Gain on Derivatives, Net	18,916	0	0	0	18,916
Other Income (Expense)	13	101	0	(35)	79
Income From Equity Method Investments	81	0	0	0	81
Income (Loss) From Equity in Consolidated Subsidiaries	(53)	53	(12,925)	12,925	0

TOTAL OTHER INCOME (LOSS)	18,850	152	(15,330)	12,890	16,562
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	30,741	(63)	(16,992)	12,665	26,351
Income Tax (Expense) Benefit	(9,927)	33	1,624	0	(8,270)

INCOME (LOSS) FROM CONTINUING OPERATIONS	20,814	(30)	(15,368)	12,665	18,081
Loss From Discontinued Operations, Net of Income Taxes	0	(33,457)	0	0	(33,457)

NET INCOME (LOSS)	20,814	(33,487)	(15,368)	12,665	(15,376)
Net Loss Attributable to Noncontrolling Interests	0	(7)	0	0	(7)

NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$20,814	$(33,480)	$(15,368)	$12,665	$(15,369)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDING DECEMBER 31, 2011

($ in Thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$20,814	$(33,487)	$(15,368)	$12,665	$(15,376)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
(Gain) Loss From Equity Method Investments	(81)	0	0	0	(81)
Non-Cash Expenses	118	2	1,625	0	1,745
Depreciation, Depletion, Amortization and Accretion	27,672	316	505	(47)	28,446
Deferred Income Tax Expense (Benefit)	(10,234)	1,271	1,624	0	(7,339)
(Gain) Loss on Derivatives	(18,916)	0	0	0	(18,916)
Cash Settlements of Derivatives	6,212	0	0	0	6,212
Dry Hole Expense	6	32,763	0	0	32,769
(Gain) Loss on Sale of Assets and Equity Method Investments	353	149	0	0	502
Impairment Expense	14,316	13,492	0	0	27.808
Changes in operating assets and liabilities
Accounts Receivable	188,899	29,099	(211,952)	5,072	11,118
Inventory, Prepaid Expenses and Other Assets	157	(56)	(15)	0	86
Accounts Payable and Accrued Liabilities	859	(3,124)	405	(136)	(1,996)
Other Assets and Liabilities	(1,473)	961	0	41	(471)

NET CASH PROVIDED BY OPERATING ACTIVITIES	228,702	41,386	(223,176)	17,595	64,507
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany loans to subsidiaries	(2,337)	10,811	9,121	(17,595)	0
Proceeds from Joint Venture Leasing Initiatives	3,209	0	0	0	3,209
Change in Restricted Cash	16,086	0	0	0	16,086
Contributions to Equity Method Investments	0	(23,204)	0	0	(23,204)
Proceeds from the Sale of Assets and Equity Method Investments	2,293	436	0	0	2,729
Acquisitions of Undeveloped Acreage	(76,698)	(1,871)	0	0	(78,569)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(169,689)	(27,444)	308	0	(196,825)

NET CASH USED IN INVESTING ACTIVITIES	(227,136)	(41,272)	9,429	(17,595)	(276,574)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	0	0	240,000	0	240,000
Repayments of Long-Term Debt and Lines of Credit	0	0	(25,000)	0	(25,000)
Repayments of Loans and Other Notes Payable	(831)	(48)	0	0	(879)
Proceeds from 8.875% Senior Notes, net of Discount	0	0	0	0	0
Debt Issuance Costs	0	0	(2,615)	0	(2,615)
Proceeds from the Exercise of Stock Options	0	0	1,362	0	1,362
Capital Distributions by the Partners of Consolidated Joint Ventures	0	(20)	0	0	(20)
Capital Contributions by the Partners of Equity Method Investments and Consolidated Joint Ventures	7	0	0	0	7

NET CASH PROVIDED BY FINANCING ACTIVITIES	(824)	(68)	213,747	0	212,855
NET INCREASE IN CASH	742	46	0	0	788
CASH—BEGINNING	10,595	363	50	0	11,008

CASH—ENDING	$11,337	$409	$50	$0	$11,796

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to the company is made known to the officers who certify the financial statements and to other members of senior management and the audit committee of our board of directors. As of December 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). An evaluation was conducted to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Control over Financial Reporting. No change to our internal control over financial reporting occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities Exchange Act of 1934). Management has used the framework set forth in the report entitled Internal Control—Integrated Framework (1992) published by the COSO of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and overseen by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Management has concluded that our internal controls over financial reporting and our disclosure controls and procedures were effective as of December 31, 2013. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG, LLP an independent registered public accounting firm, as stated in their report which is set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Rex Energy Corporation:

We have audited Rex Energy Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Rex Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rex Energy Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rex Energy Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in noncontrolling interests and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas

March 3, 2014

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to such information as set forth in our definitive Proxy Statement (the “2014 Proxy Statement”) for our 2014 annual meeting of stockholders. The 2014 Proxy statement will be filed with the SEC not later than 120 days subsequent to December 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement for the 2014 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement for the 2014 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement for the 2014 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement for the 2014 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or related notes.

(a)(3) Exhibits.

Exhibit Number	Exhibit Title

2.1	Participation and Exploration Agreement, dated August 31, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC, R.E. Gas Development, LLC, joined therein by Rex Energy Operating Corp., and for the limited purposes set forth therein, Rex Energy Corporation and Sumitomo Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.2	Form of Area One Tax Partnership Agreement attached and made a part of the Participation and Exploration Agreement, dated August 31, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC, R.E. Gas Development, LLC, joined therein by Rex Energy Operating Corp., and for the limited purposes set forth therein, Rex Energy Corporation and Sumitomo Corporation (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.3	Form of Area Two Tax Partnership Agreement attached and made a part of the Participation and Exploration Agreement, dated August 31, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC, R.E. Gas Development, LLC, joined therein by Rex Energy Operating Corp., and for the limited purposes set forth therein, Rex Energy Corporation and Sumitomo Corporation (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.4	Form of Area Three Tax Partnership Agreement attached and made a part of the Participation and Exploration Agreement, dated August 31, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC, R.E. Gas Development, LLC, joined therein by Rex Energy Operating Corp., and for the limited purposes set forth therein, Rex Energy Corporation and Sumitomo Corporation (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.5	Form of Area Four Tax Partnership Agreement attached and made a part of the Participation and Exploration Agreement, dated August 31, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC, R.E. Gas Development, LLC, joined therein by Rex Energy Operating Corp., and for the limited purposes set forth therein, Rex Energy Corporation and Sumitomo Corporation (incorporated by reference to Exhibit 2.5 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.6	Form of Parent Guaranty of Rex Energy Corporation attached and made a part of the Participation and Exploration Agreement, dated August 31, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC, R.E. Gas Development, LLC, joined therein by Rex Energy Operating Corp., and for the limited purposes set forth therein, Rex Energy Corporation and Sumitomo Corporation (incorporated by reference to Exhibit 2.6 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.7	Form of Parent Guaranty of Sumitomo Corporation attached and made a part of the Participation and Exploration Agreement, dated August 31, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC, R.E. Gas Development, LLC, joined therein by Rex Energy Operating Corp., and for the limited purposes set forth therein, Rex Energy Corporation and Sumitomo Corporation (incorporated by reference to Exhibit 2.7 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.8	First Amendment to Participation and Exploration Agreement, dated September 30, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC, R.E. Gas Development, LLC, joined therein by Rex Energy Operating Corp., and for the limited purposes set forth therein, Rex Energy Corporation and Sumitomo Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 6, 2010).

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.2	Certificate of Amendment to Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.3	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on May 11, 2012).

4.1	Form of Specimen Common Stock Certificate of Rex Energy Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

4.2	Indenture dated as of December 12, 2012 among Rex Energy Corporation, the Guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 12, 2012).

4.3	Form of 8.875% Senior Notes due 2020 (included in Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 12, 2012, and incorporated herein by reference).

10.1	Consent Decree (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.2	Independent Director Agreement with John A. Lombardi dated April 1, 2007 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.3	Summary of oral month-to-month agreement regarding use of airplane between Charlie Brown Air Corp. and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.4	First Amended and Restated Aircraft Joint Ownership and Management Agreement, dated June 21, 2007, between Charlie Brown Air Corp. and Charlie Brown II Limited Partnership (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.5	Credit Agreement, dated as of September 28, 2007, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, BNP Paribas, as Syndication Agent, Sovereign Bank, as Documentation Agent and The Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on October 3, 2007).

10.6	Guaranty and Collateral Agreement, dated as of September 28, 2007, made by Rex Energy Corporation and each of the other grantors (as defined therein) in favor of KeyBank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the SEC on October 3, 2007).

10.7	Independent Director Agreement by and between Rex Energy Corporation and John W. Higbee effective as of October 17, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 19, 2007).

Exhibit Number	Exhibit Title

10.8	Summary of Rex Energy Corporation Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the SEC on March 14, 2013).

10.9+	Form of Nonqualified Stock Option Award Agreement for employee common stock option awards under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.10	Form of Nonqualified Stock Option Award Agreement for non-employee director common stock option awards under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.11+	Form of Stock Appreciation Right Award Agreement under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.12+	Form of Restricted Stock Award Agreement under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2008).

10.13	First Amendment to Credit Agreement, effective as of April 14, 2008, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 18, 2008).

10.14	Purchase Agreement, dated December 23, 2008, by and between Rex Energy I, LLC and Adventure Exploration Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.15	Second Amendment to Credit Agreement, effective December 23, 2008, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 9, 2009).

10.16	Operating Agreement of Charlie Brown Air II, LLC dated as of June 26, 2008 (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K/A filed with the SEC on October 9, 2009).

10.17	Letter Agreement, dated as of March 9, 2009, by and between Rex Energy I, LL and Adventure Exploration Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 13, 2009).

10.18	Third Amendment to Credit Agreement, effective as of April 20, 2009, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 27, 2009).

10.19	Participation and Exploration Agreement dated June 18, 2009 by and among Williams Production Company, LLC, Williams Production Appalachia, LLC, Rex Energy I, LLC and R.E. Gas Development, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 24, 2009).

10.20	Tax Partnership Agreement attached and made a part of the Participation and Exploration Agreement dated June 18, 2009 by and among Williams Production Company, LLC, Williams Production Appalachia, LLC, Rex Energy I, LLC and R.E. Gas Development, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 24, 2009).

Exhibit Number	Exhibit Title

10.21	Limited Liability Company Agreement of RW Gathering, LLC effective as of June 18, 2009 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 24, 2009).

10.22	Settlement Agreement and Release by and between Julia Leib and Lisa Thompson, individually and on behalf of the certified class, on the one hand, and Rex Energy Operating Corp. and PennTex Resources Illinois, Inc., on the other hand, effective December 17, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 22, 2009).

10.23-	Limited Liability Company Agreement of Keystone Midstream Services, LLC, dated December 21, 2009, by and among R.E. Gas Development, LLC, Stonehenge Energy Resources, L.P. and Keystone Midstream Services, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 28, 2009).

10.24-	Contribution Agreement, dated December 21, 2009, by and among R.E. Gas Development, LLC, Stonehenge Energy Resources, L.P. and Keystone Midstream Services, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 28, 2009).

10.25-	Gas Gathering, Compression and Processing Agreement, dated December 21, 2009, by and between R.E. Gas Development, LLC, Keystone Midstream Services, LLC and Rex Energy Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 28, 2009).

10.26	Fourth Amendment to Credit Agreement, effective as of December 18, 2009, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 28, 2009).

10.27	Assumption Agreement effective as of December 18, 2009 made by R.E. Gas Development, LLC in favor of KeyBank National Association, as Administrative Agent, and the Lenders Party to the Credit Agreement (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on December 28, 2009).

10.28	Supplement to Guaranty and Collateral Agreement effective as of December 18, 2009 made by Rex Energy Corporation in favor of KeyBank National Association, as Administrative Agent, and the Lenders Party to the Credit Agreement (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on December 28, 2009).

10.29	Master Crude Purchase Agreement by and among certain direct and indirect wholly owned subsidiaries of Rex Energy Corporation and CountryMark Cooperative, dated December 30, 2009. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 5, 2010).

10.30+	Form of Restricted Stock Award Agreement for employee restricted stock awards under Rex Energy 2007 Long-Term Incentive Plan (prior to December 2011) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 31, 2010).

10.31+	Form of Performance-Based Restricted Stock Award for employee restricted stock awards under Rex Energy 2007 Long Term Incentive Plan (first effective for awards granted in December 2011) (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).

Exhibit Number	Exhibit Title

10.32+	Form of Service Based Restricted Stock Award Agreement for employee restricted stock awards under Rex Energy 2007 Long-Term Incentive Plan (first effective for awards granted in December 2011) (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).

10.33	Independent Director Agreement by and between Rex Energy Corporation and Eric L. Mattson effective as of April 30, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2010).

10.34	Purchase and Sale Agreement dated June 28, 2010 by and between Rex Energy Rockies, LLC and Duncan Oil Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.35	Fifth Amendment to Credit Agreement, effective as of December 18, 2009, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

10.36	First Amendment to Limited Liability Company Agreement of Keystone Midstream Services, LLC, dated September 30, 3010, by and among Keystone Midstream Services, LLC, R.E. Gas Development, LLC, Stonehenge Energy Resources, L.P., and Summit Discovery Resources II, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 6, 2010).

10.37+	Employment Agreement by and between Patrick McKinney and Rex Energy Operating Corp. dated October 1, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on October 7, 2008).

10.38+	Employment Agreement by and between Thomas C. Stabley and Rex Energy Operating Corp. dated October 1, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the SEC on October 7, 2010).

10.39-	Confirmation No. 2 under Master Crude Purchase Agreement by and among certain direct and indirect wholly owned subsidiaries of Rex Energy Corporation and CountryMark Cooperative dated January 3, 2011 for period commencing on January 1, 2011 through December 31, 2011 (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed with the SEC on March 3, 2011).

10.40+	Separation Agreement by and between Timothy P. Beattie and Rex Energy Operating Corp. dated January 28, 2011 (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed with the SEC on March 3, 2011).

10.41+	Rex Energy Corporation Executive Change of Control Policy (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on February 16, 2011).

10.42+	Rex Energy Corporation Executive Severance Policy (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).

10.43+	Form of Non-Employee Director Restricted Stock Award/Phantom Stock Award Agreement under Rex Energy Corporation 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K filed with the SEC on March 3, 2011).

Exhibit Number	Exhibit Title

10.44+	Separation Agreement and Complete Release by and between Daniel J. Churay, Rex Energy Corporation and Rex Energy Operating Corporation dated June 9, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q as filed with the SEC on August 5, 2011).

10.45-	Settlement Agreement by and among Rex Energy Corporation, Rex Energy I, LLC and certain landowners in Westmoreland County of the Commonwealth of Pennsylvania dated as of May 13, 2011 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q as filed with the SEC on August 5, 2011).

10.46+	Employment Agreement by and between Jennifer McDonough, Rex Energy Corporation, and Rex Energy Operating Corporation effective April 25, 2011 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q as filed with the SEC on August 5, 2011).

10.47+	Letter Agreement by and between Thomas C. Stabley and Rex Energy Corporation dated October 10, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on October 11, 2011).

10.48+	Letter Agreement by and between Patrick M. McKinney and Rex Energy Corporation dated October 10, 2011 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the SEC on October 11, 2011).

10.49	Natural Gas Sales Agreement between R.E. Gas Development, LLC and BP Energy Company dated as of August 9, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q as filed with the SEC on November 8, 2011).

10.50	Sixth Amendment to Credit Agreement, effective as of August 2, 2011, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2011).

10.51	Seventh Amendment to Credit Agreement, effective as of October 3, 2011, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2011).

10.52	Second Lien Credit Agreement dated as of December 22, 2011 among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, UnionBanCal Equities, Inc. and SunTrust Bank, as Co-Documentation Agents and the Lenders Signatory Thereto (incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).

10.53	Guarantee and Second Lien Collateral Agreement dated as of December 22, 2011 among Rex Energy Corporation and each of the Grantors defined therein in favor of KeyBank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.55 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).

10.54	Eighth Amendment to Credit Agreement, effective as of December 22,2011, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).

10.55	Ninth Amendment to Credit Agreement by and among Rex Energy Corporation, KeyBank National Association (“KeyBank”), as Administrative Agent, and the other lenders signatory thereto effective May 7, 2012 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

Exhibit Number	Exhibit Title

10.56	First Amendment to Second Lien Credit Agreement by and among Rex Energy Corporation, KeyBank as Administrative Agent, and the other lenders signatory thereto effective May 7, 2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

10.57-	Second Amendment to Gas Gathering, Compression and Processing Agreement dated as of May 29, 2012, by and among Keystone Midstream Services, LLC, R.E. Gas Development, LLC and Summit Discovery Resources II, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

10.58	Tenth Amendment to Credit Agreement by and among Rex Energy Corporation, KeyBank National Association (“KeyBank”), as Administrative Agent, and the other lenders signatory thereto effective September 5, 2012 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012).

10.59	Second Amendment to Second Lien Credit Agreement by and among Rex Energy Corporation, KeyBank as Administrative Agent, and the other lenders signatory thereto effective September 5, 2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012).

10.60	Registration Rights Agreement dated as of December 12, 2012 among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on December 12, 2012).

10.61	Amended and Restated Credit Agreement, dated as of March 27, 2013, by and among Rex Energy Corporation, KeyBank National Association, as administrative agent, Royal Bank of Canada, as syndication agent, and SunTrust Bank, as documentation agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013).

10.62	Amended and Restated Guaranty and Collateral Agreement, dated as of March 27, 2013, made by Rex Energy Corporation and each of the other grantors (as defined therein) in favor of the administrative agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013).

10.63	Purchase Agreement, dated as of April 23, 2013, among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2013).

10.64	Registration Rights Agreement, dated as of April 26, 2013, among Rex Energy Corporation, the Guarantors named therein, and RBC Capital Markets, LLC, KeyBanc Capital Markets Inc., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, on behalf of the initial purchasers named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2013).

10.65+	Amended and Restated 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 13, 2013).

10.66+	Independent Director Agreement, effective July 29, 2013 by and between Rex Energy Corporation and Todd N. Tipton (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 2, 2013).

10.67+	Employment Agreement, by and between Thomas C. Stabley, Rex Energy Corporation and Rex Energy Operating Corp. dated as of December 13, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 17, 2013).

Exhibit Number	Exhibit Title

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG, LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1*	Report of Netherland, Sewell & Associates, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensation plan or arrangement.
-	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the Securities and Exchange Commission.

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

Dated: March 3, 2014

REX ENERGY CORPORATION

By:	/s/ THOMAS C. STABLEY
Thomas C. Stabley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ LANCE T. SHANER Lance T. Shaner	Chairman of the Board	March 3, 2014

/S/ THOMAS C. STABLEY Thomas C. Stabley	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014

/S/ MICHAEL L. HODGES Michael L. Hodges	Chief Financial Officer (Principal Financial Officer)	March 3, 2014

/S/ CURTIS J. WALKER Curtis J. Walker	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2014

/S/ ERIC L. MATTSON Eric L. Mattson	Director	March 3, 2014

/S/ JOHN W. HIGBEE John W. Higbee	Director	March 3, 2014

/S/ JOHN A. LOMBARDI John A. Lombardi	Director	March 3, 2014

/S/ JOHN J. ZAK John J. Zak	Director	March 3, 2014

/S/ TODD N. TIPTON Todd N. Tipton	Director	March 3, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1	Participation and Exploration Agreement, dated August 31, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC, R.E. Gas Development, LLC, joined therein by Rex Energy Operating Corp., and for the limited purposes set forth therein, Rex Energy Corporation and Sumitomo Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.2	Form of Area One Tax Partnership Agreement attached and made a part of the Participation and Exploration Agreement, dated August 31, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC, R.E. Gas Development, LLC, joined therein by Rex Energy Operating Corp., and for the limited purposes set forth therein, Rex Energy Corporation and Sumitomo Corporation (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.3	Form of Area Two Tax Partnership Agreement attached and made a part of the Participation and Exploration Agreement, dated August 31, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC, R.E. Gas Development, LLC, joined therein by Rex Energy Operating Corp., and for the limited purposes set forth therein, Rex Energy Corporation and Sumitomo Corporation (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.4	Form of Area Three Tax Partnership Agreement attached and made a part of the Participation and Exploration Agreement, dated August 31, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC, R.E. Gas Development, LLC, joined therein by Rex Energy Operating Corp., and for the limited purposes set forth therein, Rex Energy Corporation and Sumitomo Corporation (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.5	Form of Area Four Tax Partnership Agreement attached and made a part of the Participation and Exploration Agreement, dated August 31, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC, R.E. Gas Development, LLC, joined therein by Rex Energy Operating Corp., and for the limited purposes set forth therein, Rex Energy Corporation and Sumitomo Corporation (incorporated by reference to Exhibit 2.5 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.6	Form of Parent Guaranty of Rex Energy Corporation attached and made a part of the Participation and Exploration Agreement, dated August 31, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC, R.E. Gas Development, LLC, joined therein by Rex Energy Operating Corp., and for the limited purposes set forth therein, Rex Energy Corporation and Sumitomo Corporation (incorporated by reference to Exhibit 2.6 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.7	Form of Parent Guaranty of Sumitomo Corporation attached and made a part of the Participation and Exploration Agreement, dated August 31, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC, R.E. Gas Development, LLC, joined therein by Rex Energy Operating Corp., and for the limited purposes set forth therein, Rex Energy Corporation and Sumitomo Corporation (incorporated by reference to Exhibit 2.7 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

2.8	First Amendment to Participation and Exploration Agreement, dated September 30, 2010, by and among Summit Discovery Resources II, LLC, Rex Energy I, LLC, R.E. Gas Development, LLC, joined therein by Rex Energy Operating Corp., and for the limited purposes set forth therein, Rex Energy Corporation and Sumitomo Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 6, 2010).

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.2	Certificate of Amendment to Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.3	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on 8-K as filed with the SEC on May 11, 2012).

4.1	Form of Specimen Common Stock Certificate of Rex Energy Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

4.2	Indenture dated as of December 12, 2012 among Rex Energy Corporation, the Guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 12, 2012).

4.3	Form of 8.875% Senior Notes due 2020 (included in Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 12, 2012, and incorporated herein by reference).

10.1	Consent Decree (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.2	Independent Director Agreement with John A. Lombardi dated April 1, 2007 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

10.3	Summary of oral month-to-month agreement regarding use of airplane between Charlie Brown Air Corp. and Rex Energy Operating Corp. (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.4	First Amended and Restated Aircraft Joint Ownership and Management Agreement, dated June 21, 2007, between Charlie Brown Air Corp. and Charlie Brown II Limited Partnership (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on July 6, 2007).

10.5	Credit Agreement, dated as of September 28, 2007, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, BNP Paribas, as Syndication Agent, Sovereign Bank, as Documentation Agent and The Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on October 3, 2007).

10.6	Guaranty and Collateral Agreement, dated as of September 28, 2007, made by Rex Energy Corporation and each of the other grantors (as defined therein) in favor of KeyBank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the SEC on October 3, 2007).

10.7	Independent Director Agreement by and between Rex Energy Corporation and John W. Higbee effective as of October 17, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 19, 2007).

Exhibit Number	Exhibit Title

10.8	Summary of Rex Energy Corporation Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the SEC on March 14, 2013).

10.9+	Form of Nonqualified Stock Option Award Agreement for employee common stock option awards under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.10	Form of Nonqualified Stock Option Award Agreement for non-employee director common stock option awards under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.11+	Form of Stock Appreciation Right Award Agreement under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.12+	Form of Restricted Stock Award Agreement under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2008).

10.13	First Amendment to Credit Agreement, effective as of April 14, 2008, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 18, 2008).

10.14	Purchase Agreement, dated December 23, 2008, by and between Rex Energy I, LLC and Adventure Exploration Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 30, 2008).

10.15	Second Amendment to Credit Agreement, effective December 23, 2008, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 9, 2009).

10.16	Operating Agreement of Charlie Brown Air II, LLC dated as of June 26, 2008 (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K/A filed with the SEC on October 9, 2009).

10.17	Letter Agreement, dated as of March 9, 2009, by and between Rex Energy I, LL and Adventure Exploration Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 13, 2009).

10.18	Third Amendment to Credit Agreement, effective as of April 20, 2009, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 27, 2009).

10.19	Participation and Exploration Agreement dated June 18, 2009 by and among Williams Production Company, LLC, Williams Production Appalachia, LLC, Rex Energy I, LLC and R.E. Gas Development, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 24, 2009).

10.20	Tax Partnership Agreement attached and made a part of the Participation and Exploration Agreement dated June 18, 2009 by and among Williams Production Company, LLC, Williams Production Appalachia, LLC, Rex Energy I, LLC and R.E. Gas Development, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 24, 2009).

Exhibit Number	Exhibit Title

10.21	Limited Liability Company Agreement of RW Gathering, LLC effective as of June 18, 2009 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 24, 2009).

10.22	Settlement Agreement and Release by and between Julia Leib and Lisa Thompson, individually and on behalf of the certified class, on the one hand, and Rex Energy Operating Corp. and PennTex Resources Illinois, Inc., on the other hand, effective December 17, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 22, 2009).

10.23-	Limited Liability Company Agreement of Keystone Midstream Services, LLC, dated December 21, 2009, by and among R.E. Gas Development, LLC, Stonehenge Energy Resources, L.P. and Keystone Midstream Services, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 28, 2009).

10.24-	Contribution Agreement, dated December 21, 2009, by and among R.E. Gas Development, LLC, Stonehenge Energy Resources, L.P. and Keystone Midstream Services, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 28, 2009).

10.25-	Gas Gathering, Compression and Processing Agreement, dated December 21, 2009, by and between R.E. Gas Development, LLC, Keystone Midstream Services, LLC and Rex Energy Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 28, 2009).

10.26	Fourth Amendment to Credit Agreement, effective as of December 18, 2009, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 28, 2009).

10.27	Assumption Agreement effective as of December 18, 2009 made by R.E. Gas Development, LLC in favor of KeyBank National Association, as Administrative Agent, and the Lenders Party to the Credit Agreement (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on December 28, 2009).

10.28	Supplement to Guaranty and Collateral Agreement effective as of December 18, 2009 made by Rex Energy Corporation in favor of KeyBank National Association, as Administrative Agent, and the Lenders Party to the Credit Agreement (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on December 28, 2009).

10.29	Master Crude Purchase Agreement by and among certain direct and indirect wholly owned subsidiaries of Rex Energy Corporation and CountryMark Cooperative, dated December 30, 2009. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 5, 2010).

10.30+	Form of Restricted Stock Award Agreement for employee restricted stock awards under Rex Energy 2007 Long-Term Incentive Plan (prior to December 2011) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 31, 2010).

10.31+	Form of Performance-Based Restricted Stock Award for employee restricted stock awards under Rex Energy 2007 Long Term Incentive Plan (first effective for awards granted in December 2011) (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).

10.32+	Form of Service Based Restricted Stock Award Agreement for employee restricted stock awards under Rex Energy 2007 Long-Term Incentive Plan (first effective for awards granted in December 2011) (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).

Exhibit Number	Exhibit Title

10.33	Independent Director Agreement by and between Rex Energy Corporation and Eric L. Mattson effective as of April 30, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2010).

10.34	Purchase and Sale Agreement dated June 28, 2010 by and between Rex Energy Rockies, LLC and Duncan Oil Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.35	Fifth Amendment to Credit Agreement, effective as of December 18, 2009, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2010).

10.36	First Amendment to Limited Liability Company Agreement of Keystone Midstream Services, LLC, dated September 30, 3010, by and among Keystone Midstream Services, LLC, R.E. Gas Development, LLC, Stonehenge Energy Resources, L.P., and Summit Discovery Resources II, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 6, 2010).

10.37+	Employment Agreement by and between Patrick McKinney and Rex Energy Operating Corp. dated October 1, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on October 7, 2008).

10.38+	Employment Agreement by and between Thomas C. Stabley and Rex Energy Operating Corp. dated October 1, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the SEC on October 7, 2010).

10.39-	Confirmation No. 2 under Master Crude Purchase Agreement by and among certain direct and indirect wholly owned subsidiaries of Rex Energy Corporation and CountryMark Cooperative dated January 3, 2011 for period commencing on January 1, 2011 through December 31, 2011 (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed with the SEC on March 3, 2011).

10.40+	Separation Agreement by and between Timothy P. Beattie and Rex Energy Operating Corp. dated January 28, 2011 (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed with the SEC on March 3, 2011).

10.41+	Rex Energy Corporation Executive Change of Control Policy (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on February 16, 2011).

10.42+	Rex Energy Corporation Executive Severance Policy (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).

10.43+	Form of Non-Employee Director Restricted Stock Award/Phantom Stock Award Agreement under Rex Energy Corporation 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K filed with the SEC on March 3, 2011).

10.44+	Separation Agreement and Complete Release by and between Daniel J. Churay, Rex Energy Corporation and Rex Energy Operating Corporation dated June 9, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q as filed with the SEC on August 5, 2011).

10.45-	Settlement Agreement by and among Rex Energy Corporation, Rex Energy I, LLC and certain landowners in Westmoreland County of the Commonwealth of Pennsylvania dated as of May 13, 2011 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q as filed with the SEC on August 5, 2011).

Exhibit Number	Exhibit Title

10.46+	Employment Agreement by and between Jennifer McDonough, Rex Energy Corporation, and Rex Energy Operating Corporation effective April 25, 2011 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q as filed with the SEC on August 5, 2011).

10.47+	Letter Agreement by and between Thomas C. Stabley and Rex Energy Corporation dated October 10, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on October 11, 2011).

10.48+	Letter Agreement by and between Patrick M. McKinney and Rex Energy Corporation dated October 10, 2011 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the SEC on October 11, 2011).

10.49	Natural Gas Sales Agreement between R.E. Gas Development, LLC and BP Energy Company dated as of August 9, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q as filed with the SEC on November 8, 2011).

10.50	Sixth Amendment to Credit Agreement, effective as of August 2, 2011, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2011).

10.51	Seventh Amendment to Credit Agreement, effective as of October 3, 2011, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2011).

10.52	Second Lien Credit Agreement dated as of December 22, 2011 among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, UnionBanCal Equities, Inc. and SunTrust Bank, as Co-Documentation Agents and the Lenders Signatory Thereto (incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).

10.53	Guarantee and Second Lien Collateral Agreement dated as of December 22, 2011 among Rex Energy Corporation and each of the Grantors defined therein in favor of KeyBank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.55 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).

10.54	Eighth Amendment to Credit Agreement, effective as of December 22,2011, among Rex Energy Corporation, as Borrower, KeyBank National Association, as Administrative Agent, and The Lenders Signatory Thereto (incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).

10.55	Ninth Amendment to Credit Agreement by and among Rex Energy Corporation, KeyBank National Association (“KeyBank”), as Administrative Agent, and the other lenders signatory thereto effective May 7, 2012 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

10.56	First Amendment to Second Lien Credit Agreement by and among Rex Energy Corporation, KeyBank as Administrative Agent, and the other lenders signatory thereto effective May 7, 2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

10.57-	Second Amendment to Gas Gathering, Compression and Processing Agreement dated as of May 29, 2012, by and among Keystone Midstream Services, LLC, R.E. Gas Development, LLC and Summit Discovery Resources II, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

Exhibit Number	Exhibit Title

10.58	Tenth Amendment to Credit Agreement by and among Rex Energy Corporation, KeyBank National Association (“KeyBank”), as Administrative Agent, and the other lenders signatory thereto effective September 5, 2012 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012).

10.59	Second Amendment to Second Lien Credit Agreement by and among Rex Energy Corporation, KeyBank as Administrative Agent, and the other lenders signatory thereto effective September 5, 2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012).

10.60	Registration Rights Agreement dated as of December 12, 2012 among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on December 12, 2012).

10.61	Amended and Restated Credit Agreement, dated as of March 27, 2013, by and among Rex Energy Corporation, KeyBank National Association, as administrative agent, Royal Bank of Canada, as syndication agent, and SunTrust Bank, as documentation agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013).

10.62	Amended and Restated Guaranty and Collateral Agreement, dated as of March 27, 2013, made by Rex Energy Corporation and each of the other grantors (as defined therein) in favor of the administrative agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013).

10.63	Purchase Agreement, dated as of April 23, 2013, among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2013).

10.64	Registration Rights Agreement, dated as of April 26, 2013, among Rex Energy Corporation, the Guarantors named therein, and RBC Capital Markets, LLC, KeyBanc Capital Markets Inc., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, on behalf of the initial purchasers named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2013).

10.65+	Amended and Restated 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 13, 2013).

10.66+	Independent Director Agreement, effective July 29, 2013 by and between Rex Energy Corporation and Todd N. Tipton (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 2, 2013).

10.67+	Employment Agreement, by and between Thomas C. Stabley, Rex Energy Corporation and Rex Energy Operating Corp. dated as of December 13, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 17, 2013).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG, LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer (Principal Financial and Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit Number	Exhibit Title

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1*	Report of Netherland, Sewell & Associates, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensation plan or arrangement.
-	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the Securities and Exchange Commission.