Form 10-Q
period 2014-03-31
REX ENERGY CORP
filed 2014-05-09
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

54,105,398 common shares were outstanding on May 6, 2013.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD MARCH 31, 2014

INDEX

		PAGE
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		3
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Consolidated Balance Sheets As of March 31, 2014 (Unaudited) and December 31, 2013	4
	Consolidated Statements of Operations (Unaudited) for the three-month periods ended March 31, 2014 and March 31, 2013	5
	Consolidated Statement of Changes in Noncontrolling Interests and Stockholders’ Equity (Deficit) (Unaudited) for the three-month period ended March 31, 2014	6
	Consolidated Statements of Cash Flows (Unaudited) for the three-month periods ended March 31, 2014 and March 31, 2013	7
	Notes to Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	33
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	41
Item 4.	Controls and Procedures	42
PART II. OTHER INFORMATION		44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 6.	Exhibits	44
SIGNATURES		45
EXHIBIT INDEX		46

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by us in forward-looking statements include, among others, the following:

—	economic conditions in the United States and globally;
—	domestic and global supply and demand for oil and natural gas;
—	volatility in oil, natural gas and natural gas liquid (“NGL”) pricing;
—	new or changing government regulations, including those relating to environmental matters,
—	permitting or other aspects of our operations;
—	the geologic quality of our properties with regard to, among other things, the existence of hydrocarbons in economic quantities;
—	uncertainties inherent in the estimates of our oil, NGL and natural gas reserves;
—	our ability to increase oil and natural gas production and income through exploration and development;
—	drilling and operating risks;
—	the success of our drilling techniques in both conventional and unconventional reservoirs;
—	the success of the secondary and tertiary recovery methods we utilize or plan to employ in the future;
—	the number of potential well locations to be drilled, the cost to drill them, and the time frame within which they will be drilled;
—	the ability of contractors to timely and adequately perform their drilling, construction, well stimulation, completion and production services;
—	the availability of equipment, such as drilling rigs and infrastructure, such as transportation, pipelines, processing and midstream services;
—	the effects of adverse weather or other natural disasters on our operations;
—	competition in the oil and gas industry in general, and specifically in our areas of operations;
—	changes in our drilling plans and related budgets;
—	the success of prospect development and property acquisitions;
—	the success of our business and financial strategies, and hedging strategies;
—	conditions in the domestic and global capital and credit markets and their effect on us;
—	the adequacy and availability of capital resources, credit and liquidity, including, but not limited to, access to additional borrowing capacity;
—	uncertainties related to the legal and regulatory environment for our industry and our own legal proceedings and their outcome; and
—	other factors discussed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

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

Item 1.	Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except Share Data)

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Current Assets
Cash and Cash Equivalents	$1,790	$1,900
Accounts Receivable	54,798	38,863
Taxes Receivable	5,163	5,189
Short-Term Derivative Instruments	3,489	5,668
Current Deferred Tax Asset	3,711	3,451
Inventory, Prepaid Expenses and Other	2,350	2,207
Total Current Assets	71,301	57,278
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	807,060	749,680
Unevaluated Oil and Gas Properties	204,578	189,385
Other Property and Equipment	75,267	70,115
Wells and Facilities in Progress	102,675	76,545
Pipelines	15,071	7,678
Total Property and Equipment	1,204,651	1,093,403
Less: Accumulated Depreciation, Depletion and Amortization	(210,087)	(190,521)
Net Property and Equipment	994,564	902,882
Deferred Financing Costs and Other Assets – Net	11,911	11,993
Equity Method Investments	18,508	18,708
Long-Term Derivative Instruments	122	535
Total Assets	$1,096,406	$991,396
LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$44,642	$31,103
Current Maturities of Long-Term Debt	10,696	6,743
Accrued Liabilities	59,087	54,450
Short-Term Derivative Instruments	6,299	4,663
Total Current Liabilities	120,724	96,959
8.875% Senior Notes Due 2020	350,000	350,000
Premium on Senior Notes, Net	2,992	3,078
Senior Secured Line of Credit and Long-Term Debt	125,967	62,191
Long-Term Derivative Instruments	2,411	1,765
Long-Term Deferred Tax Liability	33,856	29,446
Other Deposits and Liabilities	4,809	4,992
Future Abandonment Cost	26,971	26,040
Total Liabilities	$667,730	$574,471
Commitments and Contingencies (See Note 13)
Stockholders’ Equity
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 54,182,454 shares issued and outstanding on March 31, 2014 and 54,186,490 shares issued and outstanding on December 31, 2013.	54	54
Additional Paid-In Capital	458,228	456,554
Accumulated Deficit	(32,857)	(41,725)
Rex Energy Stockholders’ Equity	425,425	414,883
Noncontrolling Interests	3,251	2,042
Total Stockholders’ Equity	428,676	416,925
Total Liabilities and Stockholders’ Equity	$1,096,406	$991,396

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in Thousands, Except per Share Data)

	For the Three Months Ended March 31,
	2014	2013
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$81,299	$40,940
Field Services Revenue	15,304	6,506
Other Revenue	44	24
TOTAL OPERATING REVENUE	96,647	47,470
OPERATING EXPENSES
Production and Lease Operating Expense	20,026	13,400
General and Administrative Expense	10,391	7,796
(Gain) Loss on Disposal of Asset	71	(10)
Impairment Expense	25	66
Exploration Expense	2,060	2,044
Depreciation, Depletion, Amortization and Accretion	20,424	11,157
Field Service Operating Expense	11,796	4,055
Other Operating Expense	83	444
TOTAL OPERATING EXPENSES	64,876	38,952
INCOME FROM OPERATIONS	31,771	8,518
OTHER EXPENSE
Interest Expense	(7,135)	(4,005)
Loss on Derivatives, Net	(9,750)	(8,540)
Other Expense	(57)	(139)
Loss on Equity Method Investments	(200)	(178)
TOTAL OTHER EXPENSE	(17,142)	(12,862)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	14,629	(4,344)
Income Tax Benefit (Expense)	(4,192)	2,004
INCOME (LOSS) FROM CONTINUING OPERATIONS	10,437	(2,340)
Loss From Discontinued Operations, Net of Income Taxes	—	(61)
NET INCOME (LOSS)	10,437	(2,401)
Net Income Attributable to Noncontrolling Interests	1,569	433
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$8,868	$(2,834)
Earnings (loss) per common share:
Basic – Net Income (Loss) From Continuing Operations Attributable to Rex Energy Common Shareholders	$0.17	$(0.05)
Basic – Net Loss From Discontinued Operations Attributable to Rex Energy Common Shareholders	-	(0.00)
Basic – Net Income (Loss) Attributable to Rex Energy Common Shareholders	$0.17	$(0.05)
Basic – Weighted Average Shares of Common Stock Outstanding	52,984	52,367
Diluted – Net Income (Loss) From Continuing Operations Attributable to Rex Energy Common Shareholders	$0.17	$(0.05)
Diluted – Net Loss From Discontinued Operations Attributable to Rex Energy Common Shareholders	-	(0.00)
Diluted – Net Income (Loss) Attributable to Rex Energy Common Shareholders	$0.17	$(0.05)
Diluted – Weighted Average Shares of Common Stock Outstanding	53,503	52,367

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2014

(Unaudited, in Thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Rex Energy Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
BALANCE December 31, 2013	54,186	$54	$456,554	$(41,725)	$414,883	$2,042	$416,925
Non-Cash Compensation	—	—	1,674	—	1,674	—	1,674
Issuance of Restricted Stock, Net of Forfeitures	(4)	—	—	—	—	—	—
Capital Distributions	—	—	—	—	—	(360)	(360)
Net Income	—	—	—	8,868	8,868	1,569	10,437
BALANCE March 31, 2014	54,182	$54	$458,228	$(32,857)	$425,425	$3,251	$428,676

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, $ in Thousands)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$10,437	$(2,401)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss from Equity Method Investments	200	178
Non-cash Expenses	1,998	1,610
Depreciation, Depletion, Amortization and Accretion	20,424	11,157
Loss on Derivatives	9,750	8,540
Cash Settlements of Derivatives	(4,877)	3,671
Dry Hole Expense	86	—
Deferred Income Tax Expense (Benefit)	4,151	(2,108)
Impairment Expense	25	66
(Gain) Loss on Sale of Asset	71	(6)
Changes in operating assets and liabilities
Accounts Receivable	(15,921)	(4,089)
Inventory, Prepaid Expenses and Other Assets	(144)	21
Accounts Payable and Accrued Liabilities	(9,792)	18,436
Other Assets and Liabilities	(348)	(141)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,060	34,934
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Joint Venture Acreage Management	67	32
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	15	73
Acquisitions of Undeveloped Acreage	(15,534)	(5,758)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(66,481)	(60,787)
NET CASH USED IN INVESTING ACTIVITIES	(81,933)	(66,440)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debt and Line of Credit	(19)	—
Proceeds from Long-Term Debt and Line of Credit	66,922	—
Repayments of Loans and Other Notes Payable	(528)	(318)
Debt Issuance Costs	(252)	(668)
Proceeds from the Exercise of Stock Options	—	166
Distributions by the Partners of Consolidated Joint Ventures	(360)	(9)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	65,763	(829)
NET DECREASE IN CASH	(110)	(32,335)
CASH – BEGINNING	1,900	43,975
CASH – ENDING	$1,790	$11,640
SUPPLEMENTAL DISCLOSURES
Interest Paid	739	397
Cash Paid for Income Taxes	32	—
NON-CASH ACTIVITIES
Increase in Accrued Liabilities	29,153	10,492

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Rex Energy Corporation, together with our subsidiaries (the “Company”), is an independent oil, natural gas liquid (“NGL”) and natural gas company with operations currently focused in the Appalachian and Illinois Basins. In the Appalachian Basin, we are focused on our Marcellus Shale, Utica Shale and Upper Devonian (“Burkett”) Shale drilling and exploration activities. In the Illinois Basin, we are focused on developmental oil drilling and the implementation of enhanced oil recovery (“EOR”) on our properties. We pursue a balanced growth strategy of exploiting our sizable inventory of high potential exploration drilling prospects while actively seeking to acquire complementary oil and natural gas properties. In addition to our drilling and exploration activities, we are also engaged in oil and gas field services, where we provide water sourcing, water disposal and water transfer capabilities for completion operations.

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

Certain amounts and disclosures have been condensed or omitted from these Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these interim financial statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Discontinued Operations

During December 2011, our board of directors approved a formal plan to sell our DJ Basin assets located in the states of Wyoming and Colorado, for which the final sale was completed in 2013. Pursuant to the rules for discontinued operations, these assets have been classified as Assets Held for Sale on our Consolidated Balance Sheets and the results of operations are reflected as Discontinued Operations in our Consolidated Statements of Operations. Unless otherwise noted, all disclosures and tables reflect the results of continuing operations and exclude any assets, liabilities or results from our discontinued operations. For additional information see Note 4, Discontinued Operations/Assets Held for Sale, to our Consolidated Financial Statements.

2. BUSINESS SEGMENT INFORMATION

We have two principal reportable segments, which are segregated based on the products and services that each provides: (a) exploration and production, and (b) field services. Our exploration and production segment engages in the exploration, acquisition, development and production of oil, NGLs and natural gas. We have a single, company-wide management team that oversees all properties as a whole rather than isolating operating segments; however, we do track basic operational data by area. Our financial performance is measured as a single enterprise and not by individual area. Our field services segment operates and manages water sourcing, water transfer, equipment rental and water disposal services, primarily in the Appalachian Basin. Our field services segment is comprised of operations that have economic characteristics that are distinct from those of our exploration and production segment and is managed by its own unique management team.

We evaluate the performance of our business segments based on net income (loss) from continuing operations, before income taxes. All intercompany transactions, including those between consolidated business segments, are eliminated in consolidation. Summarized financial information concerning our segments is shown in the following table for the three months ended March 31, 2014 and 2013 (in thousands):

	Exploration and Production	Field Services	Intercompany Eliminations	Consolidated Total
Three Months Ended March 31, 2014
Revenues	$81,343	$22,623	$(7,319)	$96,647
Inter-Segment Revenues	—	(7,319)	7,319	—
Total Revenues	81,343	15,304	—	96,647
Income (Loss) From Continuing Operations, Before Income Taxes	$12,754	$3,921	$(2,046)	$14,629
Three Months Ended March 31, 2013
Revenues	$40,964	$8,054	$(1,548)	$47,470
Inter-Segment Revenues	—	(1,548)	1,548	—
Total Revenues	40,964	6,506	—	47,470
Income (Loss) From Continuing Operations, Before Income Taxes	$(6,066)	$2,163	$(441)	$(4,344)
As of March 31, 2014
Total Assets	$1,074,765	$34,020	$(12,379)	$1,096,406
As of December 31, 2013
Total Assets	$971,973	$26,266	$(6,843)	$991,396

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

Accretion expense during the three-month periods ended March 31, 2014 and 2013 totaled approximately $0.8 million and $0.6 million, respectively. These amounts are recorded as depreciation, depletion, amortization and accretion (“DD&A”) expense on our Consolidated Statements of Operations. We account for future abandonment costs that relate to wells that are drilled jointly based on our working interest in those wells.

$ in Thousands	March 31, 2014
Beginning Balance	$28,525
Future Abandonment Obligation Incurred	402
Future Abandonment Obligation Settled	(290)
Future Abandonment Obligation Revision of Estimated Obligation	14
Future Abandonment Obligation Accretion Expense	756
Total Future Abandonment Cost[1]	$29,407

1 Includes approximately $2.4 million of short-term future abandonment costs, which are classified as Accrued Liabilities on our Consolidated Balance Sheet.

4. DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE

During December 2011, our board of directors approved a formal plan to sell our DJ Basin assets located in the states of Wyoming and Colorado. During 2012, we sold various parcels of acreage throughout our DJ Basin holdings at varying prices, much of which was lower than the existing carrying value of similar remaining acreage at the time of sale. During the first quarter of 2013, we entered an agreement to sell our remaining DJ Basin assets for $3.1 million. This transaction closed during the second quarter of 2013 and resulted in a gain of approximately $1.0 million. Since that time, we have had no assets or liabilities related to the DJ Basin or continuing cash flows from this region.

Summarized financial information for Discontinued Operations is set forth in the table below, and does not reflect the costs of certain services provided. Such costs, which were not allocated to the Discontinued Operations, were for services, including legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	March 31,
($ in Thousands)	2014	2013
Revenues:
Oil, Natural Gas and NGL Sales	$—	$9
Total Operating Revenue	—	9
Costs and Expenses:
Production and Lease Operating Expense	—	46
General and Administrative Expense	—	11
Exploration Expense	—	53
Other Operating (Income) Expense	—	(3)
Loss on Sale of Asset	—	4
Total Costs and Expenses	—	111
Loss from Discontinued Operations Before Income Taxes	—	(102)
Income Tax Benefit	—	41
Loss from Discontinued Operations, net of taxes	$—	$(61)
Production:
Crude Oil (Bbls)	—	147
Total (Mcfe)	—	882

5. BUSINESS AND OIL AND GAS PROPERTY ACQUISITIONS AND DISPOSITIONS

See Note 4, Discontinued Operations/Assets Held for Sale, to our Consolidated Financial Statements. There were no significant asset acquisitions during the three-month period ended March 31, 2014.

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-04, Liabilities: Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the ASU is fixed at the reporting date, except for obligations addressed within existing guidance. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. We adopted this new standard in first quarter 2014, which did not have an impact on our consolidated results of operations, financial position or cash flows.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarifies the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit exists. The ASU is effective for fiscal years, and interim period within those years, beginning after December 15, 2013. We adopted this ASU on January 1, 2014 with no material effect on our Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity. The amendments in this ASU change the criteria for reporting discontinued operations while enhancing the disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The amendments in this ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. We are currently evaluating the potential effect of this ASU but do not believe that it will have a material impact on our Consolidated Financial Statements

7. CONCENTRATIONS OF CREDIT RISK

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

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. For the three months ended March 31, 2014, approximately 91.4% of our commodity sales came from five purchasers, with the largest single purchaser accounting for 34.7% of commodity sales. We believe the continued growth in our Appalachian Basin operations will help us to minimize our future risks by diversifying our ratio of oil, NGLs and natural gas sales as well as the quantity of purchasers.

8. LONG-TERM DEBT

Senior Credit Facility

We maintain a revolving credit facility evidenced by a credit agreement, dated March 27, 2013 (the “Senior Credit Facility”) The borrowing base under the Senior Credit Facility is currently $375.0 million, which was increased from $325.0 million during our normal re-determination during March 2014; however, the Senior Credit Facility may be increased to up to $500.0 million upon re-determinations of the borrowing base, consent of the lenders and other conditions prescribed by the agreement. Within the Senior Credit Facility, a letter of credit subfacility exists of up to $60.0 million of letters of credit. The Senior Credit Facility provides that the borrowing base will be re-determined semi-annually by the lenders. As of March 31, 2014, loans made under the Senior Credit Facility were set to mature on March 27, 2018. In certain circumstances, we may be required to prepay the loans. Management does not believe that a prepayment will be required within the next twelve months. As of March 31, 2014 and December 31, 2013, we had approximately $120.0 million and $59.0 million, respectively, outstanding under the Senior Credit Facility.

At our election, borrowings under the Senior Credit Facility bear interest at a rate per annum equal to the “Adjusted LIBO Rate” or the “Alternate Base Rate” (each as defined below), plus, in each case, an applicable per annum margin. The “Adjusted LIBO Rate” is equal to the product of: (i) the London Interbank Offered Rate for deposits with a maturity comparable to the borrowings (the “LIBO Rate”) multiplied by (ii) the statutory reserve rate. The Alternative Base Rate is equal to the greater of: (i) KeyBank’s announced prime rate; (ii) the federal funds effective rate from time to time plus 0.5%; and (iii) Adjusted LIBO Rate for a one month interest period plus 1.0%. The applicable per annum margin, in the case of loans bearing interest at the Adjusted LIBO Rate, ranges from 150 to 250 basis points, and the applicable per annum margin, in the case of loans bearing interest at the Alternate Base Rate, ranges from 50 to 150 basis points, in each case, determined based upon our borrowing utilization at such date of determination. Upon the occurrence and continuance of an event of default, all outstanding loans shall bear interest at a rate equal to 200 basis points per annum plus the then effective rate of interest. Interest is payable on the last day of the relevant interest period (or at least every three months), in the case of loans bearing interest at the Adjusted LIBO Rate, and quarterly, in the case of loans bearing interest at the Alternate Base Rate.

Under the Senior Credit Facility, we may enter into commodity swap agreements with counterparties approved by the lenders, provided that the notional volumes for such agreements, when aggregated with other commodity swap agreements then in effect (other than basis differential swaps on volumes already hedged pursuant to other swap agreements), do not exceed, as of the date the swap agreement is executed, 85% of the reasonably anticipated projected production from our proved developed producing reserves for the 36 months following the date such agreement is entered into, and 75% thereafter, for each of crude oil and natural gas, calculated separately. We may also enter into interest rate swap agreements with counterparties approved by the lenders that convert interest rates from floating to fixed provided that the notional amounts of those agreements, when aggregated with all other similar interest rate swap agreements then in effect, do not exceed the greater of $20 million or 75% of the then outstanding principal amount of our debt for borrowed money which bears interest at a floating rate. As of March 31, 2014, we were in compliance with all of these metrics, and there were no existing defaults or events of default under our Senior Credit Facility.

The Senior Credit Facility contains covenants that restrict our ability to, among other things, materially change our business; approve and distribute dividends; enter into transactions with affiliates; create or acquire additional subsidiaries; incur indebtedness; sell assets; make loans to others; make investments; enter into mergers; incur liens; and enter into agreements regarding swap and other derivative transactions (for further information, see Note 7, Concentrations of Credit Risk, and Note 9, Fair Value of Financial Instruments and Derivative Instruments, to our Consolidated Financial Statements). Borrowings under the Senior Credit Facility have been used to finance our working capital needs and for general corporate purposes in the ordinary course of business, including the exploration, acquisition and development of oil and gas properties. Obligations under the Senior Credit Facility are secured by mortgages on the oil and gas properties of our subsidiaries located in Pennsylvania, Ohio, Illinois and Indiana. We are required to maintain liens covering our oil and gas properties representing at least 80% of our total value of all oil and gas properties.

The Senior Credit Facility also requires we meet, on a quarterly basis, minimum financial requirements of consolidated current ratio, EBITDAX to interest expense and total debt to EBITDAX. EBITDAX is a non-GAAP financial measure used by our management team and by other users of our financial statements, such as our commercial bank lenders, which adds to or subtracts from net income the following expenses or income for a given period to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, depletion, amortization, unrealized gains and losses from derivatives, exploration expense and other similar non-cash activity. The Senior Credit Facility requires that as of the last day of any fiscal quarter, our ratio of consolidated current assets, which includes the unused portion of our borrowing base, as of such day to consolidated current liabilities as of such day, known as our current ratio, must not be less than 1.0 to 1.0. Our current ratio as of March 31, 2014 was approximately 2.8 to 1.0. Additionally, the Senior Credit Facility requires that as of the last day of any fiscal quarter, our ratio of EBITDAX for the trailing twelve months to interest expense for such period, known as our interest coverage ratio, must not be less than 3.0 to 1.0. Our interest coverage ratio as of March 31, 2014 was approximately 4.7 to 1.0. Additionally, as of the last day of any fiscal quarter, our ratio of total debt to EBITDAX for the trailing twelve months must not exceed 4.25 to 1.0. Our ratio of total debt to EBITDAX as of March 31, 2014 was approximately 3.1 to 1.0.

Senior Notes

As of March 31, 2014 and December 31, 2013, we had recorded on our Consolidated Balance Sheet approximately $353.0 million and $353.1 million of 8.875% senior notes due 2020 (“Senior Notes”), which is inclusive of a net premium of $3.0 million and $3.1 million, respectively. The amortization of our net premium during the first three months of 2014, which follows the effective interest method, was approximately $0.1 million and was recorded as a credit to Interest Expense on our Consolidated Statement of Operations. Debt issuance costs of $8.4 million were recorded as Deferred Financing Costs and Other Assets-Net on our Consolidated Balance Sheet and are being amortized over the term of the Senior Notes as Interest Expense on our Consolidated Statements of Operations using the effective interest method.

The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. In addition, there are no significant restrictions on our ability, or the ability of any subsidiary guarantor, to receive funds from our subsidiaries through dividends, loans, advances or otherwise. For additional information on our guarantor and non-guarantor subsidiaries, see Note 19, Condensed Consolidating Financial Information, to our Consolidated Financial Statements.

In addition to the Senior Credit Facility and the Senior Notes, we may, from time to time in the normal course of business finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and other obligations consisted of the following at March 31, 2014 and December 31, 2013:

($ in Thousands)	March 31, 2014 (Unaudited)	December 31, 2013
8.875% Senior Notes Due 2020	$350,000	$350,000
Premium on Senior Notes	2,992	3,078
Senior Line of Credit(a)	120,000	59,000
Capital Leases and Other Obligations(a)	16,663	9,934
Total Debt	489,655	422,012
Less Current Portion of Long-Term Debt	(10,696)	(6,743)
Total Long-Term Debt	$478,959	$415,269
(a)

The Senior Credit Facility requires us to make monthly payments of interest on the outstanding balance of loans made under the agreement. Loans made under the Senior Credit Facility mature on March 27, 2018, and in certain circumstances, we may be required to prepay the loans. The weighted average interest rate on borrowings under our Senior Credit Facility for the three months ended March 31, 2014 and the year ended December 31, 2013, was approximately 2.1% and 1.9%, respectively. The average interest rate on our capital leases and other obligations for the three months ended March 31, 2014 and the year ended December 31, 2013, was approximately 4.1% and 5.3%, respectively.

Water Solutions

On October 18, 2013, Water Solutions Holdings entered into agreements with M&T Bank (“M&T”) to obtain a revolving line of credit (“Demand Note”) and an equipment line of credit (“Equipment Term Note”).

The borrowing base for the Demand Note is the lesser of (a) $8.0 million, increased from $4.0 million at December 31, 2013, or (b) 80% of Water Solutions’ Accounts Receivable which are less than 90 days old. Borrowings under the Demand Note are to be used for working capital and general corporate purposes. At Water Solutions’ election, borrowings under the Demand Note bear interest per annum equal to an adjusted LIBOR rate or an adjusted base rate, as defined below. The adjusted LIBOR rate is equal 2.75 percentage points above the greater of (a) one-month LIBOR, adjusting daily, or (b) one-day LIBOR. The adjusted base rate is equal to 2.0 percentage points above the rate of interest announced by M&T as its prime rate. All interest that is accrued through the last day of any calendar month will be due and payable by the tenth day of the next calendar month. While there is no stated maturity date for amounts outstanding under the Demand Note, in certain circumstances, Water Solutions may be required to repay amounts outstanding on demand from M&T. As of March 31, 2014, there was approximately $7.3 million outstanding under the Demand Note.

The Demand Note agreement does not contain any collateral requirements on behalf of Water Solutions, nor does it contain any financial covenant requirements.

Maximum borrowings under the Equipment Term Note are equal to $6.0 million and are to be used for purposes of making equipment or vehicle acquisitions up to a maximum of 80% of the costs of such assets. Borrowings under the Equipment Term Note bear interest per annum equal to the three month LIBOR plus 3.0 percentage points. All interest is due and payable on the first day of each fiscal quarter. Maturity dates will vary with each borrowing, but will generally be three to four years from the date of borrowing. In certain circumstances, Water Solutions may be required to prepay any loans that are outstanding. As of March 31, 2014, there was approximately $2.7 million outstanding under the Equipment Term Note.

The Equipment Term Note contains covenants that restrict Water Solutions’ ability to, among other things, materially change their business; incur indebtedness; make loans to others; incur liens; make investments; or become a guarantor. Borrowings under the Equipment Term Note are collateralized with liens covering 80% of the value of assets purchased with associated loans under the Equipment Term Note. The Equipment Term Note also requires that Water Solutions meet certain financial covenants regarding tangible net worth, fixed charge coverage ratio and a debt to EBITDA ratio (as defined in the Equipment Term Note). EBITDA is a non-GAAP financial measure used by the management of Water Solutions and by other users of Water Solutions’ financial statements, such as commercial bank lenders, which adds to or subtracts from net income the following expenses or income for a given period to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, amortization and other similar non-cash activity. The Equipment Term Note requires that tangible net worth (i) not be less than $2.5 million measured annually, and (ii) not be less than $2.5 million plus 30% of annual net income commencing with the fiscal year ended December 31, 2013 and each fiscal year thereafter. As of December 31, 2013, Water Solutions’ net worth was approximately $9.2 million. Also, Water Solutions’ fixed charge coverage ratio for four consecutive fiscal quarters ending at the end of each fiscal quarter shall not be less than 1.75 to 1.0. As of March 31, 2014, Water Solutions’ fixed charge coverage ratio was approximately 2.0 to 1.0. Water Solutions’ debt to EBITDA ratio for the trailing 12 month period ending on the last day of the measurement period shall not be greater than 2.25 to 1.0. As of March 31, 2014, Water Solutions’ debt to EBITDA ratio was approximately 1.6 to 1.0.

The following is the principal maturity schedule for debt outstanding as of March 31, 2014:

2014	$10,014
2015	2,399
2016	2,178
2017	1,089
2018	120,494
Thereafter	350,489
Total(a)	$486,663
(a)	Does not include $3.0 million net premium on Senior Notes.

9. FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS

Our results of operations and operating cash flows are impacted by changes in market prices for oil, natural gas and NGLs. To mitigate a portion of the exposure to adverse market changes, we enter into oil, natural gas and NGL commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling, we make payments to our counterparties. We do not enter into these arrangements for speculative trading purposes. As of March 31, 2014 and December 31, 2013, our commodity derivative instruments consisted of fixed rate swap contracts, puts, collars, swaptions, deferred put spreads, cap swaps, basis swaps and three-way collars. We did not designate these instruments as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as Loss on Derivatives, Net.

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

None of our commodity derivatives are designated for hedge accounting but are, to a degree, an economic offset to our commodity price exposure. We utilize the mark-to-market accounting method to account for these contracts. We recognize all gains and losses related to these contracts in the Consolidated Statements of Operations as Loss on Derivatives, Net under Other Expense. We paid net cash settlements of $5.2 million and received net cash settlements of $3.7 million in relation to our commodity derivatives for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, we had over 90% of our annualized 2014 oil production hedged through the remainder of 2014, over 75% and 25% of our annualized 2014 natural gas production hedged through the remainder of 2014 and 2015, respectively, and over 45% of our annualized 2014 NGL production hedged through the remainder of 2014, respectively. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future and completion or the natural decline of our oil and gas production.

Interest Rate Derivatives

We are exposed to interest rate risk on our long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in the market interest rates which are lower than our current fixed rate. Variable rate debt, where the interest rate fluctuates, exposes us to changes in market interest rates, which may increase over time. As of March 31, 2014 and December 31, 2013, we had approximately $120.0 million and $59.0 million outstanding under our Senior Credit Facility, respectively, which is subject to variable rates of interest and $350.0 million of Senior Notes outstanding subject to a fixed interest rate. See Note 8, Long-Term Debt, to our Consolidated Financial Statements for additional information on our Senior Credit Facility and Senior Notes.

As of March 31, 2014 and December 31, 2013, we had a $25.0 million notional fixed-to-variable interest rate swap to manage our interest rate exposure related to our Senior Notes. Prior to 2013, we did not have any interest rate swap agreements. We utilize the mark-to-market accounting method to account for our interest rate swap. We recognize all gains and losses related to this contract in the Consolidated Statements of Operations as Loss on Derivatives, Net under Other Expense. During 2013, there were no cash settlements related to our interest rate swap agreement. During the first three months of 2014, we received cash payments of approximately $0.4 million related to our interest rate swaps. The fair value of our interest rate swap as of March 31, 2014 and December 31, 2013, was an asset of approximately $0.1 million and a liability of approximately $0.2 million, respectively.

The following table summarizes the location and amounts of gains and losses on our derivative instruments from continuing operations, none of which are designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March, 31
In thousands	2014	2013
Oil	$(1,168)	$(915)
Natural Gas	(8,928)	(7,641)
NGLs	(343)	16
Interest Rate	689	—
Loss on Derivatives, Net	$(9,750)	$(8,540)

Our derivative instruments are recorded on the balance sheet as either an asset or a liability, in either case measured at fair value. The fair value associated with our derivative instruments was a net liability of approximately $5.1 million and a net liability of $0.2 million at March 31, 2014 and December 31, 2013, respectively.

Our open asset/(liability) financial commodity derivative instrument positions at March 31, 2014 consisted of:

Period	Volume	Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2014—Collar	45,000 Bbls	$-	$90.00	$97.65	$-	$(105)
2014—Swap	15,000 Bbls	-	-	-	93.75	(101)
2014—Cap Swap	270,000 Bbls	80.83	-	-	97.72	(153)
2014—Three Way Collar	225,000 Bbls	77.00	88.28	103.57	-	(108)
2014—Deferred Put Spread	126,000 Bbls	75.00	90.00	-	-	(553)
2015—Three Way Collar	60,000 Bbls	76.25	86.88	99.63	-	(17)
	741,000 Bbls					$(1,037)
Natural Gas
2014—Call	1,350,000 Mcf	$-	$-	$5.00	$-	$(210)
2014—Three Way Collar	8,550,000 Mcf	3.37	4.13	4.64	-	(644)
2014—Swap	3,330,000 Mcf	-	-	-	3.96	(1,558)
2014—Collar	1,350,000 Mcf	-	3.51	4.43	-	(338)
2014—Swaption	1,800,000 Mcf	-	-	-	4.45	(1,292)
2014—Basis Swap	5,000,000 Mcf	-	-	-	(0.36)	1,998
2014—Cap Swap	2,700,000 Mcf	3.30	-	-	4.09	(840)
2015—Three Way Collar	5,550,000 Mcf	3.46	4.15	4.59	-	(216)
2015—Swap	1,200,000 Mcf	-	-	-	4.18	(149)
2015—Cap Swap	2,400,000 Mcf	3.28	-	-	4.10	(625)
2015—Call	2,400,000 Mcf	-	-	4.40	-	(787)
2015—Basis Swap	600,000 Mcf	-	-	-	(0.35)	253
	36,230,000 Mcf					$(4,408)
NGLs
2014—Swap	441,000 Bbls	$-	$-	$-	$49.22	$230
	441,000 Bbls					$230

The combined fair value of derivatives, none of which are designated or qualifying as hedges, included in our Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 is summarized below ($ in thousands):

	March 31,	December 31,
	2014	2013
Short-Term Derivative Assets:
Crude Oil—Collars	$-	$380
Crude Oil—Three-Way Collars	51	104
Crude Oil—Cap Swap	27	-
NGL—Swaps	520	83
Natural Gas—Swaps	-	106
Natural Gas—Cap Swap	-	5
Natural Gas—Basis Swaps	2,188	3,984
Natural Gas—Three-Way Collars	157	518
Interest Rate—Swap	546	488
Total Short-Term Derivative Assets	$3,489	$5,668
Long-Term Derivative Assets:
Natural Gas—Cap Swap	$-	$5
Natural Gas—Swaps	-	22
Natural Gas—Basis Swaps	63	339
Natural Gas—Three-Way Collars	59	169
Total Long-Term Derivative Assets	$122	$535
Total Derivative Assets	$3,611	$6,203
Short-Term Derivative Liabilities:
Crude Oil—Collars	$(105)	$(42)
Crude Oil—Swaps	(101)	(119)
Crude Oil—Cap Swap	(180)	-
Crude Oil—Three-Way Collars	(170)	(29)
Crude Oil—Deferred Put Spread	(553)	(585)
NGL—Swaps	(290)	(995)
Natural Gas—Three-Way Collars	(836)	(125)
Natural Gas—Collars	(338)	(235)
Natural Gas—Call	(406)	(150)
Natural Gas—Cap Swaps	(996)	(496)
Natural Gas—Swaption	(729)	(717)
Natural Gas—Swaps	(1,595)	(1,170)
Total Short - Term Derivative Liabilities	$(6,299)	$(4,663)
Long-Term Derivative Liabilities:
Crude Oil—Three-Way Collars	$(6)	$-
Natural Gas—Swaps	(112)	(4)
Natural Gas—Cap Swaps	(469)	(307)
Natural Gas—Three-Way Collars	(240)	-
Natural Gas—Swaption	(563)	-
Natural Gas—Call	(591)	(761)
Interest Rate—Swap	(430)	(693)
Total Long-Term Derivative Liabilities	$(2,411)	$(1,765)
Total Derivative Liabilities	$(8,710)	$(6,428)

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

Our Level 2 fair value measurements are comprised of our derivative contracts, excluding our basis swap derivatives, and are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors, interest rates and discount rates, or can be confirmed from other active markets. The fair values recorded as of March 31, 2014 and December 31, 2013, were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party.

Our Level 3 fair value measurements are comprised of our natural gas basis swap contracts. The fair values recorded as of March 31, 2014 were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party. The significant unobservable input used in the fair value measurement of our natural gas basis swaps was the estimate of future natural gas basis differentials. Significant variations in price differentials could result in a significantly different fair value measurement.

The significant unobservable inputs and the range and weighted average of these inputs used in the fair value measurements of our natural gas basis swaps as of March 31, 2014 are included in the table below.

	Range (price per Mcf)	Weighted Average (price per Mcf)	Fair Value (in thousands)
Natural Gas Basis Differential Forward Curve	($0.39) - ($1.09)	$(0.76)	$2,251

During the three months ended March 31, 2014, there were no transfers into or out of Level 1 or Level 2 measurements.

The following table presents the fair value hierarchy table for assets and liabilities measured at fair value ($ in thousands):

		Fair Value Measurements at March 31, 2014 Using:
	Total Carrying Value as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives	$(5,215)	$—	$(7,466)	$2,251
Interest Rate Swap	$116	$—	$116	$—

The value of our oil derivatives are comprised of collar, three-way collar, swap, cap swap and deferred put spread contracts for notional barrels of oil at interval New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The fair value of our oil derivatives as of March 31, 2014 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil and (iii) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our gas derivatives are comprised of puts, swaps, swaptions, collars, three way collars, basis swaps, cap swaps, and deferred put spreads contracts for notional volumes of gas contracted at NYMEX Henry Hub (“HH”). The fair values attributable to our gas derivative contracts as of March 31, 2014 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our NGL derivatives are comprised of swaps for notional volumes of NGLs contracted at NYMEX Mont Belvieu. The fair values attributable to our NGL derivative contracts as of March 31, 2014 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for Mont Belvieu, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative instruments are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

The table below sets forth a reconciliation of our commodity derivative contracts at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning Balance of Level 3	$4,323	$—
Changes in Fair Value	(2,356)	—
Purchases	—	—
Settlements Received	284	—
Ending Balance of Level 3	$2,251	$—

Changes in fair value on our Level 3 commodity derivative contracts outstanding for the three months ended March 31, 2014, resulted in a loss of approximately $2.4 million. This amount has been included in Loss on Derivatives, Net in our Consolidated Statements of Operations. There were no outstanding Level 3 commodity derivatives as of March 31, 2013.

Future Abandonment Cost

We report the fair value of future abandonment costs on a nonrecurring basis in our Consolidated Balance Sheets. We estimate the fair value of future abandonment costs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation; estimated probabilities, amounts and timing of settlements; estimated plugging costs; the credit-adjusted risk-free rate to be used; and inflation rates. The most significant inputs used in the determination of future abandonment costs are the estimated costs to plug and abandon our wells. Significant changes in the estimated cost to plug and abandon our wells can cause significant changes in the fair value measurement of our future abandonment costs due to the large number of wells that we operate. These inputs are unobservable, and thus result in a Level 3 classification. Refer to Note 3, Future Abandonment Cost, of our Consolidated Financial Statements for further information on future abandonment costs, which include a reconciliation of the beginning and ending balances.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value in our Consolidated Financial Statements:

$ in Thousands	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.875% Senior Notes due 2020	$350,000	$385,875	$350,000	$385,000
Secured Lines of Credit	120,000	120,000	59,000	59,000
Capital Leases and Other Obligations	16,663	16,404	9,934	9,731
Total	$486,663	$522,279	$418,934	$453,731

The fair value of the secured lines of credit approximates carrying value based on borrowing rates available to us for bank loans with similar terms and maturities and would be classified as Level 2 in the fair value hierarchy.

The fair value of the Senior Notes uses pricing that is readily available in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 1 in the fair value hierarchy. The fair value of our capital leases and other obligations are determined using a discounted cash flow approach based on the interest rate and payment terms of the obligations and assumed discount rate. The fair values of the obligations could be significantly influenced by the discount rate assumptions, which is unobservable. Accordingly, the fair value of the capital leases and other obligations would be classified as Level 3 in the fair value hierarchy.

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

Income tax included in continuing operations was as follows ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Income Tax (Expense) Benefit	$(4,192)	$2,004
Effective Tax Rate	32.1%	42.0%

For the three months ended March 31, 2014, our overall effective tax rate on pre-tax income from continuing operations was different than the statutory rate of 35% due primarily to changes in state taxes, partially offset by section 162(m) limitations. For the three months ended March 31, 2013, our overall effective tax rate on pretax losses from continuing operations was different than the statutory rate of 35% due primarily to state taxes.

Income tax payments made during the three months ended March 31, 2014 and 2013 were negligible.

11. CAPITAL STOCK

We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of March 31, 2014 and December 31, 2013, we had 54,182,454 and 54,186,490 shares of common stock outstanding, respectively. There were no shares of preferred stock outstanding as of March 31, 2014 and December 31, 2013.

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

All awards granted under the Plan have been issued at the closing price of our common stock on the NASDAQ Global Select Market on the date of the grant. All outstanding stock options have been awarded with five or ten year expiration dates at an exercise price equal to our closing price on the NASDAQ Global Select Market on the day the award was granted. A forfeiture rate based on a blended average of individual participant terminations and number of awards cancelled is used to estimate forfeitures prospectively.

Stock Options

Stock options represent the right to purchase shares of common stock in the future at the fair market value of the stock on the date of grant. In the event that any outstanding award expires, is forfeited, cancelled or otherwise terminated without the issuance of shares of our common stock or is otherwise settled in cash, shares of our common stock allocable to such award, including the unexercised portion of such award, shall again be available for the purposes of the Plan. If any award is exercised by tendering shares of our common stock to us, either as full or partial payment, in connection with the exercise of such award under the Plan or to satisfy our withholding obligation with respect to an award, only the number of shares of our common stock issued net of such shares tendered will be deemed delivered for purposes of determining the maximum number of shares of our common stock then available for delivery under the Plan. During the three months ended March 31, 2014 and 2013, we did not issue options to purchase shares of our common stock.

Stock-based compensation expense relating to stock options outstanding for the three months ended March 31, 2014 and 2013 were negligible. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense. There were no stock option exercises during the first quarter of 2014 and 2013.

A summary of the status of our issued and outstanding stock options as of March 31, 2014 is as follows:

	Outstanding		Exercisable
Exercise Price	Number Outstanding At 3/31/14	Weighted-Average Exercise Price	Number Exercisable At 3/31/14	Weighted-Average Exercise Price
$5.04	46,041	$5.04	46,041	$5.04
$9.50	85,000	$9.50	85,000	$9.50
$9.99	167,333	$9.99	167,333	$9.99
$10.42	29,548	$10.42	29,548	$10.42
$11.87	3,500	$11.87	2,334	$11.87
$12.50	19,139	$12.50	19,139	$12.50
$13.01	18,526	$13.01	18,526	$13.01
$13.19	50,000	$13.19	—	$-
$22.34	30,000	$22.34	30,000	$22.34
	449,087	$10.85	397,921	$10.55

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at March 31, 2014 were 3.7 years and $3.6 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at March 31, 2014 were 3.8 years and $3.4 million, respectively. As of March 31, 2014, unrecognized compensation expense related to stock options totaled approximately $0.1 million, which will be recognized over a weighted average period of 0.5 years.

Restricted Stock Awards

During the three-month period ended March 31, 2014, the Compensation Committee approved the issuance of an aggregate of 3,315 shares of restricted common stock to three employees. During the three-month period ended March 31, 2013, the Compensation Committee approved the issuance of an aggregate of 33,055 shares of restricted stock to 13 employees and three non-employees. The shares granted are subject to time vesting and, in some cases, performance-based vesting. The shares will vest on the date on which the Compensation Committee certifies that the performance goals have been satisfied, provided that the recipient has been in continuous employment with us from the grant date through the date upon which the shares are released. Restrictions on the transfer associated with vesting schedules were determined by the Compensation Committee on an individual award basis. The restricted shares of common stock are valued at the closing price of our common stock on the NASDAQ Global Select Market on the date of grant. Upon a “change in control” of us, as such term is defined in the Plan, restrictions on time vesting and performance-based vesting restricted stock will lapse to varying degrees as outlined in each award agreement. Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the vesting period.

Certain of our outstanding restricted stock awards granted in 2013 and 2012 are subject to market-based vesting through a calculation of total shareholder return (“TSR”) of our common stock relative to a pre-defined peer group of 15 and 13 companies, respectively, over a three-year period.

The number of shares ultimately awarded will correspond with the final TSR rank amongst the peer group in accordance with the following schedule:

TSR Rank	Percentage of 2013 Awards to Vest
1-3	100%
4-6	75%
7-10	50%
11-13	25%
11-16	0%

TSR Rank	Percentage of 2012 Awards to Vest
1-3	100%
4-5	75%
6-8	50%
9-11	25%
12-14	0%

The weighted average fair value of the TSR awards as of March 31, 2014 and 2013 were $10.67 and $7.80 per share, respectively. Average fair values were estimated on the date of each grant using a Monte Carlo Simulation model that estimates the most likely outcome based on the terms of the award and used the following assumptions:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	0.6%	0.7%
Expected Volatility – Rex Energy	50.6%	50.5%
Expected Volatility – Peer Group	27.8%-65.6%	28.4%-63.5%
Market Index	35.5%	35.3%
Expected Life	Three Years	Three Years

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

Compensation expense associated with restricted stock awards totaled $1.6 million and $1.2 million for the three-month periods ended March 31, 2014 and 2013, respectively. As of March 31, 2014, total unrecognized compensation cost related to restricted common stock grants was approximately $7.7 million, which will be recognized over a weighted average period of 2.2 years.

A summary of the restricted stock activity for the three months ended March 31, 2014 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards, as of December 31, 2013	2,172,639	$14.16
Awards	3,315	15.78
Forfeitures	(7,351)	15.12
Vested	(250,678)	12.61
Restricted stock awards, as of March 31, 2014	1,917,925	$14.36

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

There have been no significant changes with respect to the legal matters disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We manage our exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. As of March 31, 2014, we know of no significant probable or possible environmental contingent liabilities.

Letters of Credit

At March 31, 2014, we had posted $2.0 million in various letters of credit to secure our drilling and related operations.

Lease Commitments

As of March 31, 2014, we have lease commitments for various real estate leases. Rent expense is recognized on a straight-line basis and has been recorded in General and Administrative expense on our Consolidated Statements of Operations. Rent expense for the three months ended March 31, 2014 and 2013 was $0.2 million and $0.1 million, respectively. Lease commitments by year for each of the next five years are presented in the table below ($ in thousands):

2014	$632
2015	807
2016	815
2017	823
2018	133
Thereafter	—
Total	$3,210

Capacity Reservation

We have a capacity reservation arrangement with a subsidiary of MarkWest Energy Partners, L.P. (“MarkWest”) to ensure sufficient capacity at the cryogenic gas processing plants owned by MarkWest in Butler County, Pennsylvania to process our produced natural gas. In the event that we do not process any gas through the cryogenic gas processing plants, we may be obligated to pay approximately $8.1 million in 2014, $13.0 million in 2015, $14.6 million in 2016, $14.6 million in 2017, $14.6 million in 2018 and $100.7 million thereafter, assuming our average working interest in the region of approximately 70%. Charges incurred for processing capacity with MarkWest were negligible during the three-month periods ended March 31, 2014 and 2013.

Operational Commitments

Pursuant to agreements reached during the fourth quarter of 2010 and the third quarter of 2013, we have contracted drilling rig services on two rigs to support our Appalachian Basin operations. The minimum cost to retain these rigs would require payments of approximately $3.7 million in 2014, $3.2 million in 2015 and $1.5 million in 2016, which is consistent with our estimated working interest in this project area. We also have agreements for contracted completion services in the Appalachian Basin. The minimum cost to retain the completion services is approximately $4.7 million in 2014 and $6.3 million in 2015, which is consistent with our estimated working interest in this project area.

Natural Gas Gathering, Processing and Sales Agreements

During the normal course of business, we have entered into certain agreements to ensure the gathering, transportation, processing and sales of specified quantities of our oil, natural gas and NGLs. In some instances, we are obligated to pay shortfall fees, whereby we would pay a fee for any difference between actual volumes provided as compared to volumes that have been committed. In other instances, we are obligated to pay a fee on all volumes that are subject to the related agreement. In connection with our entry into certain of these agreements, we concurrently entered into a guaranty whereby we have guaranteed the payment of obligations under the specified agreements up to a maximum of $406.2 million, which is larger than our estimated minimum obligations due to certain contracts which have minimum commitment volumes and other contracts which contain provisions that require payment on all volumes delivered.

For the three months ended March 31, 2014 and 2013, we incurred expenses related to the transportation, processing and marketing our oil, natural gas and natural gas liquids of approximately $9.4 million and $5.0 million, respectively. Minimum net obligations under these sales, gathering and transportation agreements for the next five years are as follows ($ in thousands):

Total
2014	$6,992
2015	18,227
2016	27,923
2017	36,170
2018	38,247
Thereafter	404,126
Total	$531,685

Drilling Commitments

In 2012, we entered into a drill-to-earn agreement with MFC Drilling, Inc. (“MFC”). Under the terms and conditions of the agreement, we will acquire a minimum, through a drill-to-earn structure, a 62.5% working interest in approximately 4,510 acres in Belmont, Guernsey and Noble Counties, Ohio. The agreement provides that in order for us to earn the 62.5% working interest, we will bear the cost for our 62.5% working interest and 100% of the 15% working interest of MFC until such time that we have met the $14.1 million drilling carry obligation. As of March 31, 2014, the remaining drilling carry obligation balance was approximately $4.9 million. Our 2014 capital budget includes additional development in this area.

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

Pennsylvania Impact Fee

In 2012, Pennsylvania state legislators instituted a natural gas impact fee on producers of unconventional natural gas. The fee will be imposed on every producer of unconventional gas and applies to unconventional wells spud in Pennsylvania regardless of when spudding occurred. The fee for each unconventional gas well is determined using the following matrix, with vertical unconventional gas wells being charged 20% of the applicable rates:

	<$2.25(a)	$2.26 - $2.99(a)	$3.00 - $4.99(a)	$5.00 - $5.99(a)	>$5.99(a)
Year One	$40,000	$45,000	$50,000	$55,000	$60,000
Year Two	$30,000	$35,000	$40,000	$45,000	$55,000
Year Three	$25,000	$30,000	$30,000	$40,000	$50,000
Year 4 – 10	$10,000	$15,000	$20,000	$20,000	$20,000
Year 11 – 15	$5,000	$5,000	$10,000	$10,000	$10,000

(a) Pricing utilized for determining annual fee is based on the arithmetic mean of the NYMEX settled price for the near-month contract as reported by the Wall Street Journal for the last trading day of each month of a calendar year for the 12-month period ending December 31.

All fees owed will be due on April 1 of each year. For the three month periods ended March 31, 2014 and 2013, we recorded expense of approximately $0.6 million in each period related to the Pennsylvania Impact Fee. We record expenses related to the impact fees as Production and Lease Operating Expense.

Other

In addition to the Asset Retirement Obligation discussed in Note 3, Future Abandonment Costs, to our Consolidated Financial Statements, we have withheld from distributions to certain other working interest owners amounts to be applied towards their share of those retirement costs. These amounts totaled $0.3 million at March 31, 2014 and December 31, 2013 and are included in Other Liabilities on our Consolidated Balance Sheets.

14. EARNINGS (LOSS) PER COMMON SHARE

Basic income per common share is calculated based on the weighted average number of common shares outstanding at the end of the period, excluding restricted stock with performance-based vesting criteria. Diluted income per common share includes the assumed exercise of stock options and performance-based restricted stock which contain conditions that are not earnings or market based, given that the hypothetical effect is not anti-dilutive. Stock options to purchase 0.3 million shares of common stock were outstanding but not included in the computation of diluted net income per share primarily due to the estimate of shares that would be repurchased using the treasury method. Performance-based restricted stock awards of 1.0 million shares of common stock for the three-month period ended March 31, 2014 were outstanding but not included in the computations of diluted net income per share calculations due to performance metrics that have not yet been attained. Stock options to purchase 0.5 million shares of common stock and performance-based restricted stock awards of 0.7 million shares of common stock for the three-month period ended March 31, 2013 were outstanding but not included in the computations of diluted net income per share due to our net loss from continuing operations, which has anti-dilutive effect on the computation. The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended March 31,
Numerator:	2014	2013
Net Income (Loss) From Continuing Operations, Less Noncontrolling Interests	$8,868	$(2,773)
Net Loss From Discontinued Operations	-	(61)
Net Income (Loss)	$8,868	$(2,834)
Denominator:
Weighted Average Common Shares Outstanding - Basic	52,984	52,367
Effect of Dilutive Securities:
Employee Stock Options	150	—
Employee Performance-Based Restricted Stock Awards	369	—
Weighted Average Common Shares Outstanding - Diluted	53,503	52,367
Earnings (Loss) per Common Share:
Basic — Net Income (Loss) From Continuing Operations	$0.17	$(0.05)
— Net Loss From Discontinued Operations	-	(0.00)
— Net Income (Loss)	$0.17	$(0.05)
Diluted — Net Income (Loss) From Continuing Operations	$0.17	$(0.05)
— Net Loss From Discontinued Operations	-	(0.00)
— Net Income (Loss)	$0.17	$(0.05)

15. CONSOLIDATED SUBSIDIARIES

Water Solutions Holdings

In November 2009, we entered into a limited liability agreement with Sand Hills Management, LLC (“Sand Hills”) to form Water Solutions Holdings, LLC (“Water Solutions”) for the purpose of acquiring, managing and operating water treatment, disposal and transportation facilities that are designed to treat, dispose or transport brine and fresh waters used and produced in oil and gas well development activities. As the result of a change in membership interest that occurred on April 1, 2013, Rex Energy Corporation owns a 60% membership interest in Water Solutions and Sand Hills owns a 40% membership interest and serves as the operator of the entity. The change in ownership interests occurred in accordance with the original operating agreement which stipulated that the change would occur upon the return of our initial capital investments. The change in ownership transaction, in which we retained our controlling financial interest, was accounted for as an equity transaction, with no impact to our Consolidated Statements of Operations. Prior to the change in membership interests, the entity was owned 80% by us and 20% by Sand Hills.

We fully consolidate the accounts of Water Solutions in our financial statements and accounted for the 40% equity interest owned by Sand Hills as a noncontrolling interest. Water Solutions is financed through cash contributions from its members and a credit facility upon which $10.0 million was drawn as of March 31, 2014. We did not make any capital contributions to Water Solutions during the first three months of 2014 and 2013. The table below sets forth the carrying amount and classifications of Water Solutions’ assets and liabilities as of March 31, 2014 and December 31, 2013, with no restrictions or obligations to use certain assets to settle associated liabilities:

($ in Thousands)	As of March 31, 2014	As of December 31, 2013
Assets
Cash and Cash Equivalents	$667	$593
Accounts Receivable	20,328	9,882
Inventory, Prepaid Expenses and Other	75	89
Other Property and Equipment	15,125	11,798
Wells and Facilities in Progress	273	1,031
Accumulated Depreciation, Depletion and Amortization	(2,625)	(1,954)
Deferred Financing Costs and Other Assets—Net	176	206
Total Assets	$34,019	$21,645
Liabilities
Accounts Payable	$5,649	$758
Current Maturities of Long-Term Debt	9,396	5,404
Accrued Liabilities	3,958	6,247
Senior Secured Line of Credit and Long-Term Debt	5,812	3,053
Total Liabilities	$24,815	$15,462

16. EQUITY METHOD INVESTMENTS

RW Gathering, LLC

We own a 40% non-operated interest in RW Gathering, LLC (“RW Gathering”), which owns gas-gathering assets to facilitate development in our Appalachian Basin operations. We recorded our investment in RW Gathering of approximately $18.5 million and $18.7 million as of March 31, 2014 and December 31, 2013, respectively, on our Consolidated Balance Sheets as Equity Method Investments. We did not make any capital contributions to RW Gathering during the first quarter of 2014 and 2013.RW Gathering recorded net losses from continuing operations of $0.5 million and $0.4 million for each of the three months ended March 31, 2014 and 2013, respectively. The losses incurred were due to insurance fees, bank fees, rent expenses and depreciation expense. Our share of the net loss is recorded on the Statements of Operations as Loss on Equity Method Investments.

During the three-month periods ended March 31, 2014 and 2013, we incurred approximately $0.2 million for each period in compression expenses that were charged to us from Williams Production Appalachia, LLC. These costs are in relation to compression costs incurred by RW Gathering and are recorded as Production and Lease Operating Expense on our Consolidated Statement of Operations. As of March 31, 2014 and December 31, 2013, there were no receivables due from RW Gathering to us.

17. IMPAIRMENT EXPENSE

For the three months ended March 31, 2014 and 2013, impairment expenses incurred were negligible. We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment. The expense incurred during the first three months of 2013 was primarily related to undeveloped acreage in the Appalachian Basin. These leases are approaching expiration and there currently exists no plans to extend the leases or develop the acreage. As of March 31, 2014, we continued to carry the costs of undeveloped properties of approximately $204.6 million on our Consolidated Balance Sheet, which is primarily related to the Marcellus and Utica Shale in the Appalachian Basin and for which we have development, trade or lease extension plans.

18. EXPLORATION EXPENSE

For the three months ended March 31, 2014 and 2013, we incurred approximately $2.1 million and $2.0 million in exploration expenses, respectively. Approximately $1.6 million of the expense incurred in 2014 was due to geological and geophysical type expenditures. An additional $0.4 million of expense was incurred through the payment of delay rentals, predominately in the Appalachian Basin. Approximately $1.4 million of the expense incurred in 2013 was due to geological and geophysical type expenditures. An additional $0.6 million of expense was incurred through the payment of delay rentals, predominately in the Appalachian Basin.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2014, we had $350.0 million of outstanding Senior Notes due 2020, as shown in Note 8, Long-Term Debt, to our Consolidated Financial Statements. The Senior Notes are guaranteed by certain of our wholly-owned subsidiaries, or guarantor subsidiaries. Unless otherwise noted below, each of the following guarantor subsidiaries are wholly-owned by Rex Energy Corporation and have provided guarantees of the Senior Notes that are joint and several and full and unconditional as of March 31, 2014:

—	Rex Energy I, LLC
—	Rex Energy Operating Corporation
—	Rex Energy IV, LLC
—	PennTex Resources Illinois, Inc.
—	R.E. Gas Development, LLC

The non-guarantor subsidiaries include certain consolidated subsidiaries, including Water Solutions, R.E. Disposal, LLC, Rex Energy Marketing, LLC and R.E. Ventures Holdings, LLC. We derive much of our business through and derive much of our income through our subsidiaries. Therefore, our ability to make required payments with respect to indebtedness and other obligations depends on the financial results and condition of our subsidiaries and our ability to receive funds from our subsidiaries. As of March 31, 2014, there were no restrictions on the ability of any of the guarantor subsidiaries to transfer funds to us. There may be restrictions for certain non-guarantor subsidiaries.

The following financial statements present condensed consolidating financial data for (i) Rex Energy Corporation, the issuer of the notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes, and (iv) eliminations necessary to arrive at our consolidated financial statements, which include condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, and the condensed consolidating statements of operations and condensed consolidating statements of cash flows for each of the three-month periods ended March 31, 2014 and 2013.

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 31, 2014

($ in Thousands, Except Share and Per Share Data)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
ASSETS
Current Assets
Cash and Cash Equivalents	$1,301	$484	$5	$—	$1,790
Accounts Receivable	41,212	20,328	50	(6,792)	54,798
Taxes Receivable	—	—	5,163	—	5,163
Short-Term Derivative Instruments	2,943	—	546	—	3,489
Current Deferred Tax Asset	—	—	3,711	—	3,711
Inventory, Prepaid Expenses and Other	2,059	75	216	—	2,350
Total Current Assets	47,515	20,887	9,691	(6,792)	71,301
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	810,543	—	—	(3,483)	807,060
Unevaluated Oil and Gas Properties	204,121	457	—	—	204,578
Other Property and Equipment	59,235	16,032	—	—	75,267
Wells and Facilities in Progress	97,526	6,117	—	(968)	102,675
Pipelines	16,668	—	—	(1,597)	15,071
Total Property and Equipment	1,188,093	22,606	—	(6,048)	1,204,651
Less: Accumulated Depreciation, Depletion and Amortization	(207,694)	(2,854)	—	461	(210,087)
Net Property and Equipment	980,399	19,752	—	(5,587)	994,564
Deferred Financing Costs and Other Assets—Net	2,421	176	9,314	—	11,911
Equity Method Investments	18,508	—	—	—	18,508
Intercompany Receivables	—	—	618,815	(618,815)	—
Investment in Subsidiaries – Net	4,161	5,279	309,335	(318,775)	—
Long-Term Derivative Instruments	122	—	—	—	122
Total Assets	$1,053,126	$46,094	$947,155	$(949,969)	$1,096,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$45,487	$5,947	$—	$(6,792)	$44,642
Current Maturities of Long-Term Debt	1,300	9,396	—	—	10,696
Accrued Liabilities	44,238	4,011	10,838	—	59,087
Short-Term Derivative Instruments	6,299	—	—	—	6,299
Total Current Liabilities	97,324	19,354	10,838	(6,792)	120,724
8.875% Senior Notes Due 2020	—	—	350,000	—	350,000
Premium on Senior Notes – Net	—	—	2,992	—	2,992
Senior Secured Line of Credit and Other Long-Term Debt	155	5,812	120,000	—	125,967
Long-Term Derivative Instruments	1,981	—	430	—	2,411
Long-Term Deferred Tax Liability	—	—	33,856	—	33,856
Other Deposits and Liabilities	4,809	—	—	—	4,809
Future Abandonment Cost	26,956	15	—	—	26,971
Intercompany Payables	616,509	2,306	—	(618,815)	—
Total Liabilities	747,734	27,487	518,116	(625,607)	667,730
Stockholders’ Equity
Common Stock	—	—	54	—	54
Additional Paid-In Capital	177,143	85,704	458,228	(262,847)	458,228
Accumulated Earnings (Deficit)	128,249	(68,779)	(29,243)	(63,084)	(32,857)
Rex Energy Stockholders’ Equity	305,392	16,925	429,039	(325,931)	425,425
Noncontrolling Interests	—	1,682	—	1,569	3,251
Total Stockholders’ Equity	305,392	18,607	429,039	(324,362)	428,676
Total Liabilities and Stockholders’ Equity	$1,053,126	$46,094	$947,155	$(949,969)	$1,096,406

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$81,299	$—	$—	$—	$81,299
Field Services Revenue	—	22,623	—	(7,319)	15,304
Other Revenue	44	—	—	—	44
TOTAL OPERATING REVENUE	81,343	22,623	—	(7,319)	96,647
OPERATING EXPENSES
Production and Lease Operating Expense	20,030	3	—	(7)	20,026
General and Administrative Expense	7,880	872	1,659	(20)	10,391
Loss on Disposal of Asset	71	—	—	—	71
Impairment Expense	25	—	—	—	25
Exploration Expense	2,060	—	—	—	2,060
Depreciation, Depletion, Amortization and Accretion	19,823	712	—	(111)	20,424
Field Services Operating Expense	—	16,950	—	(5,154)	11,796
Other Operating Expense	83	—	—	—	83
TOTAL OPERATING EXPENSES	49,972	18,537	1,659	(5,292)	64,876
INCOME (LOSS) FROM OPERATIONS	31,371	4,086	(1,659)	(2,027)	31,771
OTHER INCOME (EXPENSE)
Interest Expense	(15)	(202)	(6,918)	—	(7,135)
Gain (Loss) on Derivatives, Net	(10,439)	—	689	—	(9,750)
Other Expense	(37)	—	—	(20)	(57)
Loss From Equity Method Investments	(200)	—	—	—	(200)
Income (Loss) From Equity in Consolidated Subsidiaries	(25)	25	13,567	(13,567)	—
TOTAL OTHER INCOME (EXPENSE)	(10,716)	(177)	7,338	(13,587)	(17,142)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	20,655	3,909	5,679	(15,614)	14,629
Income Tax (Expense) Benefit	(6,638)	(743)	3,189	—	(4,192)
INCOME (LOSS) FROM CONTINUING OPERATIONS	14,017	3,166	8,868	(15,614)	10,437
Net Income Attributable to Noncontrolling Interests	—	1,569	—	—	1,569
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$14,017	$1,597	$8,868	$(15,614)	$8,868

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDING MARCH 31, 2014

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$14,017	$3,166	$8,868	$(15,614)	$10,437
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss From Equity Method Investments	200	—	—	—	200
Non-Cash Expenses	(63)	139	1,922	—	1,998
Depreciation, Depletion, Amortization and Accretion	19,823	712	—	(111)	20,424
Deferred Income Tax Expense (Benefit)	6,597	743	(3,189)	—	4,151
(Gain) Loss on Derivatives	10,439	—	(689)	—	9,750
Cash Settlements of Derivatives	(5,245)	—	368	—	(4,877)
Dry Hole Expense	86	—	—	—	86
Loss on Sale of Asset	71	—	—	—	71
Impairment Expense	25	—	—	—	25
Changes in operating assets and liabilities
Accounts Receivable	(8,921)	(10,439)	(50)	3,489	(15,921)
Inventory, Prepaid Expenses and Other Assets	31	14	(189)	—	(144)
Accounts Payable and Accrued Liabilities	(16,986)	2,878	7,805	(3,489)	(9,792)
Other Assets and Liabilities	(307)	—	(41)	—	(348)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	19,767	(2,787)	14,805	(15,725)	16,060
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany loans to subsidiaries	62,160	(175)	(75,553)	13,568	—
Proceeds from Joint Venture Acreage Management	67	—	—	—	67
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	15	—	—	—	15
Acquisitions of Undeveloped Acreage	(15,077)	(457)	—	—	(15,534)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(66,618)	(2,020)	—	2,157	(66,481)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(19,453)	(2,652)	(75,553)	15,725	(81,933)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	5,922	61,000	—	66,922
Repayments of Long-Term Debt and Lines of Credit	—	(19)	—	—	(19)
Repayments of Loans and Other Long-Term Debt	(399)	(129)	—	—	(528)
Debt Issuance Costs	—	—	(252)	—	(252)
Distributions by the Partners of Consolidated Subsidiaries	—	(360)	—	—	(360)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(399)	5,414	60,748	—	65,763
NET DECREASE IN CASH	(85)	(25)	—	—	(110)
CASH – BEGINNING	1,386	509	5	—	1,900
CASH - ENDING	$1,301	$484	$5	$—	$1,790

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2013

($ in Thousands, Except Share and Per Share Data)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
ASSETS
Current Assets
Cash and Cash Equivalents	$1,386	$509	$5	$—	$1,900
Accounts Receivable	32,283	9,882	—	(3,302)	38,863
Taxes Receivable	—	—	5,189	—	5,189
Short-Term Derivative Instruments	5,180	—	488	—	5,668
Current Deferred Tax Asset	—	—	3,451	—	3,451
Inventory, Prepaid Expenses and Other	2,092	89	26	—	2,207
Total Current Assets	40,941	10,480	9,159	(3,302)	57,278
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	752,781	—	—	(3,101)	749,680
Unevaluated Oil and Gas Properties	189,385	—	—	—	189,385
Other Property and Equipment	57,409	12,706	—	—	70,115
Wells and Facilities in Progress	70,759	6,576	—	(790)	76,545
Pipelines	7,678	—	—	—	7,678
Total Property and Equipment	1,078,012	19,282	—	(3,891)	1,093,403
Less: Accumulated Depreciation, Depletion and Amortization	(188,699)	(2,172)	—	350	(190,521)
Net Property and Equipment	889,313	17,110	—	(3,541)	902,882
Deferred Financing Costs and Other Assets—Net	2,421	206	9,366	—	11,993
Equity Method Investments	18,708	—	—	—	18,708
Intercompany Receivables	—	—	628,517	(628,517)	—
Investment in Subsidiaries – Net	4,442	1,197	216,945	(222,584)	—
Long-Term Derivative Instruments	535	—	—	—	535
Total Assets	$956,360	$28,993	$863,987	$(857,944)	$991,396
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$33,613	$794	$—	$(3,304)	$31,103
Current Maturities of Long-Term Debt	1,339	5,404	—	—	6,743
Accrued Liabilities	45,196	6,287	2,967	—	54,450
Short-Term Derivative Instruments	4,663	—	—	—	4,663
Total Current Liabilities	84,811	12,485	2,967	(3,304)	96,959
8.875% Senior Notes Due 2020	—	—	350,000	—	350,000
Premium (Discount) on Senior Notes – Net	—	—	3,078	—	3,078
Senior Secured Line of Credit and Other Long-Term Debt	137	3,054	59,000	—	62,191
Long-Term Derivative Instruments	1,071	—	694	—	1,765
Long-Term Deferred Tax Liability	—	—	29,446	—	29,446
Other Deposits and Liabilities	4,992	—	—	—	4,992
Future Abandonment Cost	26,027	13	—	—	26,040
Intercompany Payables	554,329	74,188	—	(628,517)	—
Total Liabilities	671,367	89,740	445,185	(631,821)	574,471
Stockholders’ Equity
Common Stock	—	—	54	—	54
Additional Paid-In Capital	177,144	6,488	456,554	(183,632)	456,554
Accumulated Earnings (Deficit)	107,849	(67,720)	(37,806)	(44,048)	(41,725)
Rex Energy Stockholders’ Equity	284,993	(61,232)	418,802	(227,680)	414,883
Noncontrolling Interests	—	485	—	1,557	2,042
Total Stockholders’ Equity	284,993	(60,747)	418,802	(226,123)	416,925
Total Liabilities and Stockholders’ Equity	$956,360	$28,993	$863,987	$(857,944)	$991,396

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$40,940	$—	$—	$—	$40,940
Field Services Revenue	—	8,053	—	(1,547)	6,506
Other Revenue	24	—	—	—	24
TOTAL OPERATING REVENUE	40,964	8,053	—	(1,547)	47,470
OPERATING EXPENSES
Production and Lease Operating Expense	13,397	3	—	—	13,400
General and Administrative Expense	6,071	489	1,271	(35)	7,796
Loss on Disposal of Asset	(10)	—	—	—	(10)
Impairment Expense	66	—	—	—	66
Exploration Expense	2,044	—	—	—	2,044
Depreciation, Depletion, Amortization and Accretion	10,913	267	—	(23)	11,157
Field Services Operating Expense	—	5,138	—	(1,083)	4,055
Other Operating Expense	444	—	—	—	444
TOTAL OPERATING EXPENSES	32,925	5,897	1,271	(1,141)	38,952
INCOME (LOSS) FROM OPERATIONS	8,039	2,156	(1,271)	(406)	8,518
OTHER INCOME (EXPENSE)
Interest Expense	(9)	(12)	(3,984)	—	(4,005)
Loss on Derivatives, Net	(8,540)	—	—	—	(8,540)
Other Income (Expense)	(104)	—	—	(35)	(139)
Loss From Equity Method Investments	(178)	—	—	—	(178)
Income (Loss) From Equity in Consolidated Subsidiaries	(10)	10	31	(31)	—
TOTAL OTHER INCOME (EXPENSE)	(8,841)	(2)	(3,953)	(66)	(12,862)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(802)	2,154	(5,224)	(472)	(4,344)
Income Tax Benefit	332	(718)	2,390	—	2,004
INCOME (LOSS) FROM CONTINUING OPERATIONS	(470)	1,436	(2,834)	(472)	(2,340)
Income From Discontinued Operations, Net of Income Taxes	—	(61)	—	—	(61)
NET INCOME (LOSS)	(470)	1,375	(2,834)	(472)	(2,401)
Net Income Attributable to Noncontrolling Interests	—	433	—	—	433
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(470)	$942	$(2,834)	$(472)	$(2,834)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDING MARCH 31, 2013

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(470)	$1,375	$(2,834)	$(472)	$(2,401)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss From Equity Method Investments	178	—	—	—	178
Non-Cash Expenses	2	8	1,600	—	1,610
Depreciation, Depletion, Amortization and Accretion	10,913	267	—	(23)	11,157
Deferred Income Tax Expense (Benefit)	(332)	614	(2,390)	—	(2,108)
Loss on Derivatives	8,540	—	—	—	8,540
Cash Settlements of Derivatives	3,671	—	—	—	3,671
(Gain) Loss on Sale of Asset	(10)	4	—	—	(6)
Impairment Expense	66	—	—	—	66
Changes in operating assets and liabilities
Accounts Receivable	32,828	(3,409)	(34,256)	748	(4,089)
Inventory, Prepaid Expenses and Other Assets	41	(29)	9	—	21
Accounts Payable and Accrued Liabilities	11,364	1,604	5,468	—	18,436
Other Assets and Liabilities	(141)	—	—	—	(141)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	66,650	434	(32,403)	253	34,934
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany loans to subsidiaries	707	4	6	(717)	—
Proceeds from Joint Venture Acreage Management	32	—	—	—	32
Contributions to Equity Method Investments	—	—	—	—	—
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	(60)	133	—	—	73
Acquisitions of Undeveloped Acreage	(5,756)	(2)	—	—	(5,758)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(60,445)	(806)	—	464	(60,787)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(65,522)	(671)	6	(253)	(66,440)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debt and Lines of Credit	(215)	(103)	—	—	(318)
Debt Issuance Costs	—	—	(668)	—	(668)
Proceeds from the Exercise of Stock Options	—	—	166	—	166
Distributions by the Partners of Consolidated Subsidiaries	—	(9)	—	—	(9)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(215)	(112)	(502)	—	(829)
NET INCREASE (DECREASE) IN CASH	913	(349)	(32,899)	—	(32,335)
CASH – BEGINNING	4,227	824	38,924	—	43,975
CASH - ENDING	$5,140	$475	$6,025	$—	$11,640

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K and the unaudited financial statements included elsewhere herein.

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

We divide our operations into two principal business segments: (1) exploration and production and (2) field services. We are headquartered in State College, Pennsylvania, and have regional offices in Bridgeport, Illinois; Cranberry, Pennsylvania; and Carrolton, Ohio.

2014 Activity

During the three months ended March 31, 2014, we produced 9,899 MMcfe in the Appalachian Basin. In the Illinois Basin, we produced 183 MBbls during the three months ended March 31, 2014. Overall, our production for the three months ended March 31, 2014 averaged 122,185 Mcfe per day. As of March 31, 2014, we had 10.0 gross (8.2 net) wells drilled and awaiting completion. Our drilling and completion activity for the three months ended March 31, 2014 in each of our regions is set forth in the tables below.

	Wells Drilled		Wells Completed		Wells Placed In Service
	Gross	Net	Gross	Net	Gross	Net
Appalachian Basin	10.0	7.9	22.0	15.3	9.0	6.5
Illinois Basin	1.0	1.0	13.0	13.0	13.0	13.0
Total	11.0	8.9	35.0	28.3	22.0	19.5

Results of Continuing Operations

The following table sets forth summary information regarding oil, NGL and natural gas production and product prices for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014	2013
Production:
Oil and Condensate (Bbls)	250,409	198,115
Natural Gas (Mcf)	7,663,368	4,789,878
NGLs (Bbls)	305,143	133,668
Total (Mcfe)(a)	10,996,680	6,780,576
Average daily production:
Oil and Condensate (Bbls)	2,782	2,201
Natural Gas (Mcf)	85,149	53,221
NGLs (Bbls)	3,390	1,485
Total (Mcfe)(a)	122,185	75,340
Average sales price(b):
Oil and Condensate (per Bbl)	$93.07	$91.52
Natural Gas (per Mcf)	$5.23	$3.51
NGLs (per Bbl)	$58.64	$44.86
Total (per Mcfe)(a)	$7.39	$6.58
Average NYMEX prices(c):
Oil (per Bbl)	$99.87	$94.45
Natural Gas (per Mcf)	$4.73	$3.48
(a)	Oil and NGLs are converted at the rate of one barrel of oil equivalent (“BOE”) to six Mcfe.
(b)	Does not include the effects of cash settled derivatives.
(c)	Based upon the average of bid week prompt month prices.

The following table sets forth summary information by basin regarding oil, NGL and natural gas revenues, production volumes, average product prices and average production costs for the three months ended March 31, 2014 and 2013.

	Production and Revenue by Basin
	For Three Months Ended March 31,
	2014	2013
Appalachian
Revenue – Natural Gas(a)	$40,100,100	$16,810,529
Volumes (Mcf)	7,663,368	4,789,878
Average Price	$5.23	$3.51
Revenue – Condensate (a)	$5,813,758	$523,151
Volumes (Bbl)	67,395	6,172
Average Price	$86.26	$84.76
Revenue – NGLs(a)	$17,893,119	$5,997,010
Volumes (Bbl)	305,143	133,668
Average Price	$58.64	$44.86
Average Production Cost per Mcfe(b)	$1.21	$1.25
Illinois
Revenue – Oil(a)	$17,491,707	$17,609,177
Volumes (Bbl)	183,014	191,943
Average Price	$95.58	$91.74
Average Production Cost per Bbl(b)	$41.00	$32.00

(a)Does not include the effects of cash settled derivatives.

(b)Excludes ad valorem and severance taxes.

General Overview

Operating revenue for the three months ended March 31, 2014 increased 103.6% when compared to the same period in 2013. The increase in operating revenue can be primarily attributed to higher production in both of our operating regions and increased sales prices for oil, natural gas and NGLs. In the Appalachian Basin, our production grew to 9,899 MMcfe for the three-month period ended March 31, 2014, from 5,629 MMcfe for the three-month period ended March 31, 2013, or approximately 75.9%, while realized sales prices have increased to $93.07 per barrel for oil, $5.23 per Mcf for gas and $58.64 per barrel for NGLs. In the Illinois Basin, our production decreased to 183.0 MBbls for the three-month period ended March 31, 2014 from 191.9 MBbls for the three-month period ended March 31, 2013, or approximately 4.7%. Also contributing to our increased revenue was the continued growth of our field services segment from $6.5 million in revenue for the quarter ended March 31, 2013 to $15.3 million in revenue for the quarter ended March 31, 2014. Increased activity and demand in the Appalachian Basin surrounding the Marcellus and Utica Shale plays have led to the growth of our field services activities, particularly water pipeline and water transfer to service well completion activities.

Operating expenses increased $25.9 million for the three-month period ended March 31, 2014, as compared to the same period in 2013. Operating expenses primarily comprise: Production and Lease Operating Expenses, G&A Expenses, Gain/Loss on Disposal of Assets, Exploration Expenses, Impairment Expense, DD&A Expenses and Field Operating Expenses. The increases in operating expenses were largely to Production and Lease Operating Expense, G&A Expense, DD&A and Field Service Operating Expense. The growth of these operating expenses is consistent with our overall organizational growth as we continue to increase our drilling and exploration activity and our number of revenue generating assets.

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Oil, NGL and gas revenue, including the effects of cash settled derivatives, for the three-month periods ended March 31, 2014 and 2013 ($ in thousands, except total Mcfe production and price per Mcfe) is summarized in the following table:

	For Three Months Ended March 31,
	2014	2013	Change	%
Oil and Gas Revenue:
Oil and condensate sales revenue	$23,306	$18,132	$5,174	28.5%
Oil derivatives realized(a)	$(421)	$(162)	$(259)	159.9%
Total oil and condensate revenue and derivatives realized	$22,885	$17,970	$4,915	27.3%
Gas sales revenue	$40,100	$16,811	$23,289	138.5%
Gas derivatives realized(a)	$(3,339)	$3,691	$(7,030)	-190.5%
Total gas revenue and derivatives realized	$36,761	$20,502	$16,259	79.3%
NGL revenue	$17,893	$5,997	$11,896	198.4%
NGL derivatives realized(a)	$(1,485)	$141	$(1,626)	-1153.2%
Total NGL revenue	$16,408	$6,138	$10,270	167.3%
Consolidated sales	$81,299	$40,940	$40,359	98.6%
Consolidated derivatives realized(a)	$(5,245)	$3,670	$(8,915)	-242.9%
Total oil, NGL and gas revenue and derivatives realized	$76,054	$44,610	$31,444	70.5%
Total Mcfe Production	10,996,680	6,780,576	4,216,104	62.2%
Average Realized Price per Mcfe	$6.92	$6.58	$0.34	5.1%
(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for oil, NGLs and natural gas during the first quarter of 2014, after the effect of derivative activities, was $6.92 per Mcfe, an increase of 5.1%, or $0.34 per Mcfe, from the same period in 2013. This increase was primarily due to an upward trend of average realized oil, natural gas and NGL prices, partially offset by cash settlements of derivatives. The average price for natural gas, after the effect of derivative activities, increased 11.9%, or $0.51 per Mcf, to $4.79 per Mcf. The average price for oil and condensate, after the effect of derivative activities, increased 0.8%, or $0.69 per barrel, to $91.39 per barrel. The average price for NGLs, after the effect of derivative activities, increased 17.1%, or $7.85 per barrel, to $53.77 per barrel. Our derivative activities effectively decreased net realized prices by $0.48 per Mcfe in the first quarter of 2014 and effectively increased net realized prices by $0.54 per Mcfe in the first quarter of 2013.

In the first quarter of 2014, our realized natural gas prices were higher than the Henry Hub average for the period. During the period, we were exposed to M3 pricing, a New York area index, on the Texas Eastern pipeline which increased as a result of demand created during the colder winter months.

Production volumes in the first quarter of 2014 increased 62.2% from the first quarter of 2013. Natural gas production increased approximately 60.0%, oil and condensate production increased approximately 26.4% and our NGL production increased approximately 128.3%. Our production continues to be positively impacted by strong drilling results in the Appalachian Basin.

Overall, our production for the three months ended March 31, 2014 averaged 122,185 Mcfe per day, of which 69.7% was attributable to natural gas, 13.7% to oil and 16.6% was a result of NGL production.

Statements of Operations for the three-month periods ended March 31, 2014 and 2013 are as follows:

	For the Three Months Ended March 31,
	2014	2013	Change	%
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$81,299	$40,940	$40,359	98.6%
Field Services Revenue	15,304	6,506	8,798	135.2%
Other Revenue	44	24	20	83.3%
TOTAL OPERATING REVENUE	96,647	47,470	49,177	103.6%
OPERATING EXPENSES
Production and Lease Operating Expense	20,026	13,400	6,626	49.4%
General and Administrative Expense	10,391	7,796	2,595	33.3%
(Gain) Loss on Disposal of Asset	71	(10)	81	(810.0)%
Impairment Expense	25	66	(41)	(62.1)%
Exploration Expense	2,060	2,044	16	0.8%
Depreciation, Depletion, Amortization and Accretion	20,424	11,157	9,267	83.1%
Field Service Operating Expense	11,796	4,055	7,741	190.9%
Other Operating Expense	83	444	(361)	(81.3)%
TOTAL OPERATING EXPENSES	64,876	38,952	25,924	66.6%
INCOME FROM OPERATIONS	31,771	8,518	23,253	273.0%
OTHER EXPENSE
Interest Expense	(7,135)	(4,005)	(3,130)	78.2%
Loss on Derivatives, Net	(9,750)	(8,540)	(1,210)	14.2%
Other Expense	(57)	(139)	82	(59.0)%
Loss on Equity Method Investments	(200)	(178)	(22)	12.4%
TOTAL OTHER EXPENSE	(17,142)	(12,862)	(4,280)	33.3%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	14,629	(4,344)	18,973	(436.8)%
Income Tax Benefit (Expense)	(4,192)	2,004	(6,196)	(309.2)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	10,437	(2,340)	12,777	(546.0)%
Loss From Discontinued Operations, Net of Income Taxes	—	(61)	61	(100.0)%
NET INCOME (LOSS)	10,437	(2,401)	12,838	(534.7)%
Net Income Attributable to Noncontrolling Interests	1,569	433	1,136	262.4%
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$8,868	$(2,834)	$11,702	(412.9)%

Field Services Revenue for the three months ended March 31, 2014 increased approximately $8.8 million, as compared to the first three months of 2013. We generate field services revenue from various field service activities such as the management of water sourcing, water transfer and water disposal activities in the Appalachian Basin. Increased activity and demand in the Appalachian Basin surrounding the Marcellus and Utica Shale plays have led to the growth of our field services activities, particularly water pipeline and water transfer to service well completion activities.

Production and Lease Operating Expense increased approximately $6.6 million, or 49.4%, in the first quarter of 2014 from the same period in 2013. We experienced Production and Lease Operating Expense increases that are commensurate with the increase in producing wells in the Appalachian Basin and related production as they relate to variable type costs such as transportation, marketing, processing and gathering. For the first quarter of 2014, transportation, capacity and processing fees accounted for approximately 46.8% of our total Production and Lease Operating Expense as compared to 36.2% in the first quarter of 2013. These types of agreements typically have a term of several years, and we expect fees associated with these agreements to continue to comprise a significant portion of our Production and Lease Operating Expense.

G&A Expense for the first quarter of 2014 increased approximately $2.6 million, or 33.3%, to $10.4 million from the same period in 2013. The year-over-year increase is predominately due to the expansion of our Appalachian Basin operations and our corporate headquarters that is commensurate with our overall organizational growth.

Exploration Expense for the three months ended March 31, 2014 was approximately $2.1 million, as compared to $2.0 million for the three months ended March 31, 2013. Approximately $1.6 million of the expense incurred in 2014 was due to geological and geophysical type expenditures. An additional $0.4 million of expense was incurred through the payment of delay rentals, predominately in the Appalachian Basin. Approximately $1.4 million of the expense incurred in 2013 was due to geological and geophysical type expenditures. An additional $0.6 million of expense was incurred through the payment of delay rentals, predominately in the Appalachian Basin.

DD&A expenses for the three months ended March 31, 2014 increased approximately $9.3 million, or 83.1%, from $11.2 million for the same period in 2013. The period-over-period increase in DD&A expense is consistent with the growth in our asset base, reserves and production since the comparable period of 2013.

Field Service Operating Expense for the first three months of 2014 totaled approximately $11.8 million, as compared to $4.1 million for the same period 2013. Our field services operating expenses are largely variable in nature and fluctuate commensurate with our level of activity. Increased activity and demand in the Appalachian Basin surrounding the Marcellus and Utica Shale plays has led to the growth of our field service activities, particularly those associated with water pipeline construction and water transfer for well completion operations.

Interest expense for the three months ended March 31, 2014 was approximately $7.1 million as compared to $4.0 million during the first quarter of 2013. The increase in interest expense was due to our issuance of an additional $100.0 million of Senior Notes in April 2013 and the increase in the outstanding balance of our Senior Credit Facility.

Loss on derivatives, net included a loss of approximately $9.8 million for the first quarter of 2014 as compared to a loss of $8.5 million for the same period in 2013. Changes were attributable to the volatility of oil, NGL and gas commodity prices along with changes in our portfolio of outstanding derivatives. Losses from derivative activities generally reflect higher oil, NGL and gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil, NGL and gas production volumes given the highly volatile oil, NGL and gas commodities market.

Income tax benefit (expense) was an expense of approximately $4.2 million for the three months ended March 31, 2014 as compared to a benefit of approximately $2.0 million for the three months ended March 31, 2013. In addition to the variance in Income (Loss) from Continuing Operations, Before Income Tax, the change was primarily due to a change in the estimated state effective tax rate driven by our increased activities in the state of Ohio.

Net income (loss) attributable to Rex Energy for the first quarter of 2014 was income approximately $8.9 million, as compared to a loss of approximately $2.8 million for the comparable period in 2013 as a result of the factors discussed above.

	Other Performance Measurements
	For Three Months Ended March 31,
	2014	2013
EBITDAX (in thousands) (a)	$49,134	$26,083
LOE per Mcfe (b)	$1.82	$1.98
G&A per Mcfe	$0.94	$1.15
(a)	EBITDAX is a non-GAAP measure. See “Non-GAAP Financial Measures” for our reconciliation of EBITDAX to net income.

EBITDAX (Non-GAAP)

EBITDAX (Non-GAAP) from continuing operations increased approximately $23.1 million to $49.1 million for the three-month period ended March 31, 2014, as compared to the same period in 2013. The increase in EBITDAX can be primarily attributed to higher production and higher average sales prices for oil, natural gas and NGLs, resulting in increased operating revenues. These increases were partially offset by an increase in operating expenses. See “Non-GAAP Financial Measures” for our reconciliation of EBITDAX to net income.

LOE per Mcfe

LOE per Mcfe measures the average cost of extracting oil, NGLs and natural gas from our basin reserves during the period. This measurement is also commonly referred to in the industry as our “lifting cost”. It represents the average cost of extracting one Mcf of natural gas equivalent from our oil, NGL and natural gas reserves in the ground. LOE per Mcfe decreased to $1.82 for the three months ended March 31, 2014 as compared to $1.98 for the same period in 2013. Our LOE is largely comprised of variable type costs such as transportation, marketing, processing and gathering. For the first quarter of 2014, transportation, capacity and processing fees accounted for approximately 46.8% of our total Production and Lease Operating Expense as compared to 36.2% in the first quarter of 2013. These agreements typically have a term of several years, and we expect them to continue to comprise a significant portion of our Production and Lease Operating Expense. Various agreements that we have entered include firm capacity rights, for which we may incur a fee for unused capacity. As we continue to grow our operations, particularly those in the Appalachian Basin, which have lower operating costs, we expect our lifting cost to decrease as we gain additional efficiencies of scale and utilize all of our firm capacity and transportation commitments.

G&A Expenses per Mcfe

Our G&A expenses include fees for well operating services, marketing, non-field level employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our G&A expenses in relation to our production because these expenses have a direct impact on our profitability. G&A expenses per Mcfe decreased to approximately $0.94 for the three-month period ended March 31, 2014, as compared to $1.15 for the same period in 2013. The year-over-year decrease is predominately due to our production growth, particularly in the Appalachian Basin, which was partially offset by an increase in expenses that is commensurate with our overall organizational growth.

Capital Resources and Liquidity

Our primary needs for cash are for the exploration, development and acquisition of oil and gas properties. During the three months ended March 31, 2014, we spent $82.0 million of capital on drilling projects, facilities and related equipment and acquisitions of unproved acreage. We funded our capital program with net cash flows from operations and net proceeds from our Senior Credit Facility. The remainder of our 2014 capital budget of $268.0 million to $283.0 million is expected to be funded primarily by cash flow from operations and borrowings under our Senior Credit Facility, of which approximately $255.0 million was available at March 31, 2014. We currently believe we have sufficient liquidity and cash flow to meet our obligations for the next twelve months; however, a significant drop in commodity prices, particularly natural gas, or reduction in production or reserves could adversely affect our ability to fund capital expenditures and meet our financial obligations. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may also elect to issue additional shares of stock, subordinated notes or other securities or sell non-core assets to fund capital expenditures, acquisitions, extend maturities or to repay debt.

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

As of March 31, 2014, we had a $375.0 million borrowing base under our Senior Credit Facility, of which approximately $255.0 million was available. We are not restricted as to our borrowings under the Senior Credit Facility; however we are subject to the minimum financial requirements detailed in Note 8, Long-Term Debt, to our Consolidated Financial Statements.

Future Liquidity Considerations

In connection with certain marketing, transportation and processing agreements that we have entered into, we may be obligated to pay fees in connection with these agreements of $127.6 million over the next five years, depending on our levels of production. Also in connection with certain of these agreements, we have guaranteed the payment of obligations up to a maximum of $406.2 million over the life of the agreements.

Financial Condition and Cash Flows for the Three Months Ended March 31, 2014 and 2013

The following table summarizes our sources and uses of funds for the periods noted:

	Three Months Ended March 31, (in Thousands)
	2014	2013
Cash flows provided by operations	$16,060	$34,934
Cash flows used in investing activities	(81,933)	(66,440)
Cash flows provided by (used in) financing activities	65,763	(829)
Net decrease in cash and cash equivalents	$(110)	$(32,335)

Net cash provided by operating activities decreased by approximately $18.9 million in the first three months of 2014 over the same period in 2013. Strong production and commodity prices during the first quarter of 2014 resulted in increased cash flows from operations, which were offset by a reduction in working capital. This offsetting decrease during the first quarter of 2014 was primarily driven by an increase in our Accounts Receivable, due to our growth in production and revenue, and a decrease in our Accounts Payable and Accrued Liabilities related to the timing of payment to our vendors.

Net cash used in investing activities increased by approximately $15.5 million from the first three months of 2013 to $81.9 million in the first three months of 2014. This change can be primarily attributed to increased drilling and completion activity and acreage acquisitions, as compared to 2013.

Net cash provided by (used in) financing activities increased to cash provided of approximately $65.8 million for the first three months of 2014 from cash used of approximately $0.8 million for the first three months of 2013. The increase was primarily due to borrowings on Senior Credit Facility during the first quarter of 2014.

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

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended March 31, 2014, there were no material changes to the critical accounting policies previously reported by us in our Annual Report on Form 10-K for the year ended December 31, 2013. We describe critical recently adopted and issued accounting standards in Item 1. Financial Statements—Note 6, “Recently Issued Accounting Pronouncements.”

Non-GAAP Financial Measures

EBITDAX

“EBITDAX” means, for any period, the sum of net income for such period plus the following expenses, charges or income to the extent deducted from or added to net income in such period: interest, income taxes, DD&A, unrealized losses from financial derivatives, the retroactive portion of the Pennsylvania Impact Fee, exploration expenses and other similar non-cash charges, minus all non-cash income, including but not limited to, income from unrealized financial derivatives, added to net income. EBITDAX, as defined above, is used as a financial measure by our management team and by other users of its financial statements, such as our commercial bank lenders to analyze such things as:

—	Our operating performance and return on capital in comparison to those of other companies in our industry, without regard to financial or capital structure;
—	The financial performance of our assets and valuation of the entity without regard to financing methods, capital structure or historical cost basis;
—	Our ability to generate cash sufficient to pay interest costs, support our indebtedness and make cash distributions to our stockholders; and
—	The viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Net Income (Loss) From Continuing Operations	$10,437	$(2,340)
Net Income Attributable to Noncontrolling Interests	(1,569)	(433)
Income (Loss) From Continuing Operations Attributable to Rex Energy	8,868	(2,773)
Add Back Depletion, Depreciation, Amortization and Accretion	20,424	11,157
Add Back Non-Cash Compensation Expense	1,650	1,263
Add Back Interest Expense	7,135	4,005
Add Back Impairment Expense	25	66
Add Back Exploration Expenses	2,060	2,044
Add Back (Less) Loss (Gain) on Disposal of Assets	71	(10)
Add Back Loss on Financial Derivatives	9,750	8,540
Add Back (Less) Cash Settlement of Derivatives	(4,877)	3,671
Less Non-Cash Portion of Noncontrolling Interests	(364)	(54)
Add Back (Less) Income Tax Expense (Benefit)	4,192	(2,004)
Add Back Non-Cash Portion of Equity Method Investments	200	178
EBITDAX From Continuing Operations	$49,134	$26,083
Net Loss From Discontinued Operations	$—	$(61)
Add Back Exploration Expenses	—	53
Add Back Loss on Disposal of Assets	—	4
Less Income Tax Benefit	—	(41)
Add EBITDAX From Discontinued Operations	$—	$(45)
EBITDAX (Non-GAAP)	$49,134	$26,038

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

For the three months ended March 31, 2014, we paid net settlements on oil, NGL and natural gas derivatives of approximately $4.9 million as compared to net receipts of approximately $3.7 million for the comparable period in 2013. These gains and losses are reported as Loss on Derivatives, Net in our Consolidated Statements of Operations. As of March 31, 2014, we had over 90% of our annualized 2014 oil production hedged through the remainder of 2014, over 75% and 25% of our annualized 2014 natural gas production hedged through the remainder of 2014 and 2015, and over 45% of our annualized 2014 NGL production hedged through the remainder of 2014, respectively. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future drilling and completion activity or the natural decline of our oil and gas production.

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

For a summary of our current oil, NGL and natural gas derivative positions at March 31, 2014, refer to Note 9 of our Consolidated Financial Statements, Fair Value of Financial and Derivative Instruments.

Contractual Obligations

In addition to our capital expenditure program, we are committed to making cash payments in the future on various types of contracts and obligations. Our contractual obligations include long-term debt, operating leases, other loans and notes payable, derivative obligations, firm commitments under sales, gathering and processing agreements and asset retirement obligations. Since December 31, 2013, there have been no material changes to our contractual obligations, other than an increase in long-term debt due to our borrowings under the Senior Credit Facility. See Item 1. Financial Statements—Note 8, “Long-Term Debt” for additional information on the Senior Credit Facility.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to various market risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decrease for a substantial period of time or decline significantly, revenues and cash flows would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil, NGLs and natural gas. Conversely, increases in the market prices for oil, NGLs and natural gas can have a favorable impact on our financial condition, results of operations and capital resources. Based on production through March 31, 2014, we project that a 10% decline in the price per barrel of oil and NGLs and the price per Mcf of gas from the first three months of the 2014 average would reduce our gross revenues, before the effects of derivatives, for the remaining nine months of 2014 by approximately $24.4 million.

We have designed our hedging program to reduce the risk of price volatility for our production in the oil, NGL and natural gas markets. Our risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments that we use include swaps, collars, put spreads, put options, basis swaps, swaptions and three way collars. The volume of derivative instruments that we may use are governed by the risk management policy and can vary from year to year, but under most circumstances will apply to only a portion of our current and anticipated production, and will provide only partial price protection against declines in oil, NGL and natural gas prices. We are exposed to market risk on our open contracts, to the extent of changes in market prices of oil, NGLs and natural gas. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged. Further, if our counterparties should default, this protection might be limited as we might not receive the benefits of the hedges.

At March 31, 2014, we had the following commodity derivative contracts outstanding:

Period	Volume	Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2014—Collar	45,000 Bbls	$-	$90.00	$97.65	$-	$(105)
2014—Swap	15,000 Bbls	-	-	-	93.75	(101)
2014—Cap Swap	270,000 Bbls	80.83	-	-	97.72	(153)
2014—Three Way Collar	225,000 Bbls	77.00	88.28	103.57	-	(108)
2014—Deferred Put Spread	126,000 Bbls	75.00	90.00	-	-	(553)
2015—Three Way Collar	60,000 Bbls	76.25	86.88	99.63	-	(17)
	741,000 Bbls					$(1,037)
Natural Gas
2014—Call	1,350,000 Mcf	$-	$-	$5.00	$-	$(210)
2014—Three Way Collar	8,550,000 Mcf	3.37	4.13	4.64	-	(644)
2014—Swap	3,330,000 Mcf	-	-	-	3.96	(1,558)
2014—Collar	1,350,000 Mcf	-	3.51	4.43	-	(338)
2014—Swaption	1,800,000 Mcf	-	-	-	4.45	(1,292)
2014—Basis Swap	5,000,000 Mcf	-	-	-	(0.36)	1,998
2014—Cap Swap	2,700,000 Mcf	3.30	-	-	4.09	(840)
2015—Three Way Collar	5,550,000 Mcf	3.46	4.15	4.59	-	(216)
2015—Swap	1,200,000 Mcf	-	-	-	4.18	(149)
2015—Cap Swap	2,400,000 Mcf	3.28	-	-	4.10	(625)
2015—Call	2,400,000 Mcf	-	-	4.40	-	(787)
2015—Basis Swap	600,000 Mcf	-	-	-	(0.35)	253
	36,230,000 Mcf					$(4,408)
NGLs
2014—Swap	441,000 Bbls	$-	$-	$-	$49.22	$230
	441,000 Bbls					$230

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and prime rate based, as determined by our lenders, and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on our obligations. We have used an interest rate swap agreement in the past to manage risk associated with interest payments on amounts outstanding from variable rate borrowings under our Senior Credit Facility. As of March 31, 2014, we were party to a $25.0 million notional fixed-to-variable interest rate swap to manage our interest rate exposure related to our Senior Notes. During the first three months of 2014, we received cash payments of approximately $0.4 million related to our interest rates swap. The fair value of our interest rate swap as of March 31, 2014 was an asset of approximately $0.1 million. Based on our total debt as of March 31, 2014 of approximately $486.7 million, a 1.0% change in interest rates would impact our interest expense by approximately $4.9 million.

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

Our management (with the participation of our CEO and CFO) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2014, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations Inherent in All Controls

Our management, including our CEO and CFO, recognizes that the disclosure controls and procedures and internal controls (discussed above) cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well-crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been, or will be, detected.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth under the subsections Legal Reserves and Environmental in Note 13, Commitments and Contingencies, to our Consolidated Financial Statements included in Item 1 of Part 1 of this report is incorporated herein by reference.

Item1A.	Risk Factors.

During the quarter ended March 31, 2014, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.	Exhibits.

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REX ENERGY CORPORATION (Registrant)
Date: May 9, 2014	By:	/s/ Thomas C. Stabley
Thomas C. Stabley
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2014	By:	/s/ Michael L. Hodges
Michael L. Hodges
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
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

10.1*

Second Amendment to Amended and Restated Credit Agreement, effective as of March 27, 2014, by and among Rex Energy Corporation, KeyBank National Association, as Administrative Agent, and the other lenders signatory thereto.

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