Form 10-Q
period 2014-06-30
REX ENERGY CORP
filed 2014-08-05
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

54,103,008 common shares were outstanding on August 1, 2014.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD JUNE 30, 2014

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by us in forward-looking statements include, among others, the following:

—	economic conditions in the United States and globally;
—	domestic and global supply and demand for oil and natural gas;
—	volatility in oil, natural gas and natural gas liquid (“NGL”) pricing;
—	new or changing government regulations, including those relating to environmental matters, permitting or other aspects of our operations;
—	the geologic quality of our properties with regard to, among other things, the existence of hydrocarbons in economic quantities;
—	uncertainties inherent in the estimates of our oil, NGL and natural gas reserves;
—	our ability to increase oil and natural gas production and income through exploration and development;
—	drilling and operating risks;
—	the success of our drilling techniques in both conventional and unconventional reservoirs;
—	the success of the secondary and tertiary recovery methods we utilize or plan to employ in the future;
—	the number of potential well locations to be drilled, the cost to drill them, and the time frame within which they will be drilled;
—	the ability of contractors to timely and adequately perform their drilling, construction, well stimulation, completion and production services;
—	the availability of equipment, such as drilling rigs and infrastructure, such as transportation, pipelines, processing and midstream services;
—	the effects of adverse weather or other natural disasters on our operations;
—	competition in the oil and gas industry in general, and specifically in our areas of operations;
—	changes in our drilling plans and related budgets;
—	the success of prospect development and property acquisitions;
—	the success of our business and financial strategies, and hedging strategies;
—	conditions in the domestic and global capital and credit markets and their effect on us;
—	the adequacy and availability of capital resources, credit and liquidity, including, but not limited to, access to additional borrowing capacity;
—	uncertainties related to the legal and regulatory environment for our industry and our own legal proceedings and their outcome; and
—	other factors discussed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

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

Item 1.	Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except Share Data)

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current Assets
Cash and Cash Equivalents	$5,951	$1,900
Accounts Receivable	46,574	38,863
Taxes Receivable	1,767	5,189
Short-Term Derivative Instruments	4,181	5,668
Current Deferred Tax Asset	4,010	3,451
Inventory, Prepaid Expenses and Other	2,223	2,207
Total Current Assets	64,706	57,278
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	880,725	749,680
Unevaluated Oil and Gas Properties	227,831	189,385
Other Property and Equipment	79,717	70,115
Wells and Facilities in Progress	114,670	76,545
Pipelines	15,577	7,678
Total Property and Equipment	1,318,520	1,093,403
Less: Accumulated Depreciation, Depletion and Amortization	(230,187)	(190,521)
Net Property and Equipment	1,088,333	902,882
Deferred Financing Costs and Other Assets – Net	11,604	11,993
Equity Method Investments	18,300	18,708
Long-Term Derivative Instruments	159	535
Total Assets	$1,183,102	$991,396
LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$49,351	$31,103
Current Maturities of Long-Term Debt	7,729	6,743
Accrued Liabilities	47,491	54,450
Short-Term Derivative Instruments	6,699	4,663
Total Current Liabilities	111,270	96,959
8.875% Senior Notes Due 2020	350,000	350,000
Premium on Senior Notes, Net	2,905	3,078
Senior Secured Line of Credit and Long-Term Debt	206,897	62,191
Long-Term Derivative Instruments	1,535	1,765
Long-Term Deferred Tax Liability	40,128	29,446
Other Deposits and Liabilities	4,528	4,992
Future Abandonment Cost	27,043	26,040
Total Liabilities	$744,306	$574,471
Commitments and Contingencies (See Note 13)
Stockholders’ Equity
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 54,089,782 shares issued and outstanding on June 30, 2014 and 54,186,490 shares issued and outstanding on December 31, 2013.	54	54
Additional Paid-In Capital	459,754	456,554
Accumulated Deficit	(24,779)	(41,725)
Rex Energy Stockholders’ Equity	435,029	414,883
Noncontrolling Interests	3,767	2,042
Total Stockholders’ Equity	438,796	416,925
Total Liabilities and Stockholders’ Equity	$1,183,102	$991,396

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in Thousands, Except per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$72,903	$51,444	$154,202	$92,384
Field Services Revenue	13,087	3,840	28,391	10,345
Other Revenue	30	76	74	100
TOTAL OPERATING REVENUE	86,020	55,360	182,667	102,829
OPERATING EXPENSES
Production and Lease Operating Expense	21,620	13,092	41,646	26,492
General and Administrative Expense	9,239	7,782	19,630	15,578
Loss on Disposal of Asset	230	1,502	301	1,493
Impairment Expense	16	105	41	170
Exploration Expense	1,367	2,225	3,427	4,269
Depreciation, Depletion, Amortization and Accretion	21,226	12,943	41,650	24,101
Field Service Operating Expense	9,569	2,648	21,365	6,703
Other Operating Expense (Income)	(56)	447	27	891
TOTAL OPERATING EXPENSES	63,211	40,744	128,087	79,697
INCOME FROM OPERATIONS	22,809	14,616	54,580	23,132
OTHER EXPENSE
Interest Expense	(7,503)	(5,826)	(14,638)	(9,831)
Gain (Loss) on Derivatives, Net	(251)	11,741	(10,001)	3,201
Other Income (Expense)	40	2,213	(17)	2,073
Loss on Equity Method Investments	(208)	(183)	(408)	(361)
TOTAL OTHER EXPENSE	(7,922)	7,945	(25,064)	(4,918)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	14,887	22,561	29,516	18,214
Income Tax Expense	(5,932)	(9,120)	(10,124)	(7,115)
INCOME FROM CONTINUING OPERATIONS	8,955	13,441	19,392	11,099
Income From Discontinued Operations, Net of Income Taxes	—	520	—	460
NET INCOME	8,955	13,961	19,392	11,559
Net Income Attributable to Noncontrolling Interests	877	221	2,446	654
NET INCOME ATTRIBUTABLE TO REX ENERGY	$8,078	$13,740	$16,946	$10,905
Earnings per common share:
Basic – Net Income From Continuing Operations Attributable to Rex Energy Common Shareholders	$0.15	$0.25	$0.32	$0.20
Basic – Net Income From Discontinued Operations Attributable to Rex Energy Common Shareholders	—	0.01	—	0.01
Basic – Net Income Attributable to Rex Energy Common Shareholders	$0.15	$0.26	$0.32	$0.21
Basic – Weighted Average Shares of Common Stock Outstanding	53,164	52,555	53,075	52,527
Diluted – Net Income From Continuing Operations Attributable to Rex Energy Common Shareholders	$0.15	$0.25	$0.32	$0.20
Diluted – Net Income From Discontinued Operations Attributable to Rex Energy Common Shareholders	—	0.01	—	0.01
Diluted – Net Income Attributable to Rex Energy Common Shareholders	$0.15	$0.26	$0.32	$0.21
Diluted – Weighted Average Shares of Common Stock Outstanding	53,509	52,911	53,511	52,901

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2014

(Unaudited, in Thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Rex Energy Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
BALANCE December 31, 2013	54,186	$54	$456,554	$(41,725)	$414,883	$2,042	$416,925
Non-Cash Compensation	—	—	2,779	—	2,779	—	2,779
Issuance of Restricted Stock, Net of Forfeitures	(96)	—	—	—	—	—	—
Stock Option Exercise	—	—	421	—	421	—	421
Capital Distributions	—	—	—	—	—	(721)	(721)
Net Income	—	—	—	16,946	16,946	2,446	19,392
BALANCE June 30, 2014	54,090	$54	$459,754	$(24,779)	$435,029	$3,767	$438,796

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, $ in Thousands)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$19,392	$11,559
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Loss from Equity Method Investments	408	361
Non-cash Expenses	3,336	3,027
Depreciation, Depletion, Amortization and Accretion	41,650	24,101
(Gain) Loss on Derivatives	10,001	(3,201)
Cash Settlements of Derivatives	(6,333)	4,798
Dry Hole Expense	86	485
Deferred Income Tax Expense	10,124	7,372
Impairment Expense	41	170
Loss on Sale of Asset	301	524
Changes in operating assets and liabilities
Accounts Receivable	(4,302)	1,974
Inventory, Prepaid Expenses and Other Assets	(16)	37
Accounts Payable and Accrued Liabilities	12,875	10,353
Other Assets and Liabilities	(992)	(562)
NET CASH PROVIDED BY OPERATING ACTIVITIES	86,571	60,998
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Joint Venture Acreage Management	146	107
Contributions to Equity Method Investments	—	(2,207)
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	139	3,732
Acquisitions of Undeveloped Acreage	(40,139)	(15,706)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(185,577)	(123,609)
NET CASH USED IN INVESTING ACTIVITIES	(225,431)	(137,683)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debt and Line of Credit	(17,753)	(876)
Proceeds from Long-Term Debt and Line of Credit	162,409	1,750
Repayments of Loans and Other Notes Payable	(1,168)	(786)
Proceeds from Senior Notes, Net of Discounts and Premiums	—	105,000
Debt Issuance Costs	(277)	(2,894)
Proceeds from the Exercise of Stock Options	421	266
Distributions by the Partners of Consolidated Joint Ventures	(721)	(406)
Purchase of Noncontrolling Interests	—	(150)
NET CASH PROVIDED BY FINANCING ACTIVITIES	142,911	101,904
NET INCREASE IN CASH	4,051	25,219
CASH – BEGINNING	1,900	43,975
CASH – ENDING	$5,951	$69,194
SUPPLEMENTAL DISCLOSURES
Interest Paid	17,454	15,337
Cash Paid (Received) for Income Taxes	(3,388)	57
NON-CASH ACTIVITIES
Increase (Decrease) in Accrued Liabilities	(208)	13,399

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

Discontinued Operations

During December 2011, our board of directors approved a formal plan to sell our DJ Basin assets located in the states of Wyoming and Colorado, for which the final sale was completed in 2013. Pursuant to the rules for discontinued operations, the results of operations are reflected as Discontinued Operations in our Consolidated Statements of Operations. Unless otherwise noted, all disclosures and tables reflect the results of continuing operations and exclude any assets, liabilities or results from our discontinued operations. For additional information see Note 4, Discontinued Operations/Assets Held for Sale, to our Consolidated Financial Statements.

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

We evaluate the performance of our business segments based on net income (loss) from continuing operations, before income taxes. All intercompany transactions, including those between consolidated business segments, are eliminated in consolidation. Summarized financial information concerning our segments is shown in the following table for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Exploration and Production	Field Services	Intercompany Eliminations	Consolidated Total
Three Months Ended June 30, 2014
Revenues	$72,933	$15,974	$(2,887)	$86,020
Inter-Segment Revenues	—	(2,887)	2,887	—
Total Revenues	72,933	13,087	—	86,020
Income (Loss) From Continuing Operations, Before Income Taxes	$13,146	$2,192	$(451)	$14,887
Three Months Ended June 30, 2013
Revenues	$51,520	$5,072	$(1,232)	$55,360
Inter-Segment Revenues	—	(1,232)	1,232	—
Total Revenues	51,520	3,840	—	55,360
Income (Loss) From Continuing Operations, Before Income Taxes	$22,339	$552	$(330)	$22,561
Six Months Ended June 30, 2014
Revenues	$154,276	$38,597	$(10,206)	$182,667
Inter-Segment Revenues		(10,206)	10,206	—
Total Revenues	154,276	28,391	—	182,667
Income (Loss) From Continuing Operations, Before Income Taxes	$25,900	$6,113	$(2,497)	$29,516
Six Months Ended June, 2013
Revenues	$92,484	$13,124	$(2,779)	$102,829
Inter-Segment Revenues	—	(2,779)	2,779	—
Total Revenues	92,484	10,345	—	102,829
Income (Loss) From Continuing Operations, Before Income Taxes	$16,272	$2,715	$(773)	$18,214
As of June 30, 2014
Total Assets	$1,162,747	$28,798	$(8,443)	$1,183,102
As of December 31, 2013
Total Assets	$971,973	$26,266	$(6,843)	$991,396

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

Accretion expense totaled approximately $0.9 million and $1.6 million for the three and six months ended June 30, 2014, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2013, respectively. These amounts are recorded as depreciation, depletion, amortization and accretion (“DD&A”) expense on our Consolidated Statements of Operations. We account for future abandonment costs that relate to wells that are drilled jointly based on our working interest in those wells.

$ in Thousands	June 30, 2014
Beginning Balance	$28,525
Future Abandonment Obligation Incurred	590
Future Abandonment Obligation Settled	(841)
Future Abandonment Obligation Revision of Estimated Obligation	14
Future Abandonment Obligation Accretion Expense	1,630
Total Future Abandonment Cost[1]	$29,918

1 Includes approximately $2.9 million of short-term future abandonment costs, which are classified as Accrued Liabilities on our Consolidated Balance Sheet.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2014	2013	2014	2013
Revenues:
Oil, Natural Gas and NGL Sales	$—	$16	$—	$25
Total Operating Revenue	—	16	—	25
Costs and Expenses:
Production and Lease Operating Expense	—	59	—	104
General and Administrative Expense	—	11	—	23
Exploration Expense	—	44	—	97
Other Income Expense	—	—	—	(3)
Gain on Sale of Asset	—	(973)	—	(969)
Total Costs and Expenses	—	(859)	—	(748)
Income from Discontinued Operations Before Income Taxes	—	875	—	773
Income Tax Expense	—	(355)	—	(313)
Income from Discontinued Operations, net of taxes	$—	$520	$—	$460
Production:
Crude Oil (Bbls)	—	209	—	356
Total (Mcfe)	—	1,254	—	2,136

5. BUSINESS AND OIL AND GAS PROPERTY ACQUISITIONS AND DISPOSITIONS

There were no significant asset acquisitions or dispositions during the three and six-month periods ended June 30, 2014.

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity. The amendments in this ASU change the criteria for reporting discontinued operations while enhancing the disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The amendments in this ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. We are currently evaluating the potential effect of this ASU but do not believe that it will have a material impact on our Consolidated Financial Statements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The amendments in this ASU affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by following five steps:

1)	Identify the contract(s) with a customer.
2)	Identify the performance obligations in the contract.
3)	Determine the transaction price.
4)	Allocate the transaction price to the performance obligations in the contract.
5)	Recognize revenue when (or as) the entity satisfies a performance obligation.

An entity should apply the amendments in this ASU using one of the following two methods:

1)	Retrospectively to each prior reporting period presented.
2)	Retrospectively with the cumulative effect of initially applying this ASU recognized at the date of the initial applications.

For public entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the potential impact of this ASU.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation. The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new awards thereafter. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We are currently evaluating the potential effect of this ASU but do not believe that it will have a material impact on our Consolidated Financial Statements.

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

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. For the six months ended June 30, 2014, approximately 95.7% of our commodity sales came from five purchasers, with the largest single purchaser accounting for 35.9% of commodity sales. We believe the continued growth in our Appalachian Basin operations will help us to minimize our future risks by diversifying our ratio of oil, NGLs and natural gas sales as well as the quantity of purchasers.

8. LONG-TERM DEBT

Senior Credit Facility

We maintain a revolving credit facility evidenced by a credit agreement, dated March 27, 2013 (the “Senior Credit Facility”) As of June 30, 2014, the borrowing base under the Senior Credit Facility was $375.0 million; however, the Senior Credit Facility may be increased to up to $500.0 million upon re-determinations of the borrowing base, consent of the lenders and other conditions prescribed by the agreement. Within the Senior Credit Facility, a letter of credit subfacility exists of up to $60.0 million of letters of credit. The Senior Credit Facility provides that the borrowing base will be re-determined semi-annually by the lenders. Subsequent to our offering of 6.25% senior notes in July 2014, our borrowing base was immediately reduced to approximately $293.8 million. For additional information on our offering of 6.25% senior notes, see Note 20, Subsequent Events, to our Consolidated Financial Statements. As of June 30, 2014, loans made under the Senior Credit Facility were set to mature on March 27, 2018. In certain circumstances, we may be required to prepay the loans. Management does not believe that a prepayment will be required within the next twelve months. As of June 30, 2014 and December 31, 2013, we had approximately $200.0 million and $59.0 million, respectively, of outstanding borrowings under the Senior Credit Facility.

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

Under the Senior Credit Facility, we may enter into commodity swap agreements with counterparties approved by the lenders, provided that the notional volumes for such agreements, when aggregated with other commodity swap agreements then in effect (other than basis differential swaps on volumes already hedged pursuant to other swap agreements), do not exceed, as of the date the swap agreement is executed, 85% of the reasonably anticipated projected production from our proved developed producing reserves for the 36 months following the date such agreement is entered into, and 75% thereafter, for each of crude oil and natural gas, calculated separately. We may also enter into interest rate swap agreements with counterparties approved by the lenders that convert interest rates from floating to fixed provided that the notional amounts of those agreements, when aggregated with all other similar interest rate swap agreements then in effect, do not exceed the greater of $20 million and 75% of the then outstanding principal amount of our debt for borrowed money which bears interest at a floating rate. As of June 30, 2014, we were in compliance with all of these metrics, and there were no existing defaults or events of default under our Senior Credit Facility.

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

The Senior Credit Facility also requires we meet, on a quarterly basis, minimum financial requirements of consolidated current ratio, EBITDAX to interest expense and total debt to EBITDAX. EBITDAX is a non-GAAP financial measure used by our management team and by other users of our financial statements, such as our commercial bank lenders, which adds to or subtracts from net income the following expenses or income for a given period to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, depletion, amortization, unrealized gains and losses from derivatives, exploration expense and other similar non-cash activity. The Senior Credit Facility requires that as of the last day of any fiscal quarter, our ratio of consolidated current assets, which includes the unused portion of our borrowing base, as of such day to consolidated current liabilities as of such day, known as our current ratio, must not be less than 1.0 to 1.0. Our current ratio as of June 30, 2014 was approximately 2.2 to 1.0. Additionally, the Senior Credit Facility requires that as of the last day of any fiscal quarter, our ratio of EBITDAX for the trailing twelve months to interest expense for such period, known as our interest coverage ratio, must not be less than 3.0 to 1.0. Our interest coverage ratio as of June 30, 2014 was approximately 4.8 to 1.0. Additionally, as of the last day of any fiscal quarter, our ratio of total debt to EBITDAX for the trailing twelve months must not exceed 4.25 to 1.0. Our ratio of total debt to EBITDAX as of June 30, 2014 was approximately 3.4 to 1.0.

Senior Notes

As of June 30, 2014 and December 31, 2013, we had recorded on our Consolidated Balance Sheet approximately $352.9 million and $353.1 million of 8.875% senior notes due 2020 (the “Senior Notes”), which is inclusive of a net premium of $2.9 million and $3.1 million, respectively. The amortization of our net premium during the first six months of 2014, which follows the effective interest method, was approximately $0.2 million and was recorded as a credit to Interest Expense on our Consolidated Statement of Operations. Bond issuance costs of $8.4 million were recorded as Deferred Financing Costs and Other Assets-Net on our Consolidated Balance Sheet and are being amortized over the term of the Senior Notes as Interest Expense on our Consolidated Statements of Operations using the effective interest method.

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

In addition to the Senior Credit Facility and the Senior Notes, we may, from time to time in the normal course of business finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and other obligations consisted of the following at June 30, 2014 and December 31, 2013:

($ in Thousands)	June 30, 2014 (Unaudited)	December 31, 2013
8.875% Senior Notes Due 2020	$350,000	$350,000
Premium on Senior Notes	2,905	3,078
Senior Line of Credit(a)	200,000	59,000
Capital Leases and Other Obligations(a)	14,626	9,934
Total Debt	567,531	422,012
Less Current Portion of Long-Term Debt	(7,729)	(6,743)
Total Long-Term Debt	$559,802	$415,269
(a)

The Senior Credit Facility requires us to make monthly payments of interest on the outstanding balance of loans made under the agreement.      The weighted average interest rate on borrowings under our Senior Credit Facility for the three and six months ended June 30, 2014 and the year ended December 31, 2013, was approximately 2.0%, 2.0% and 1.9%, respectively. The average interest rate on our capital leases and other obligations for the three and six months ended June 30, 2014 and the year ended December 31, 2013, was approximately 4.0%, 4.0% and 5.3%, respectively.

Water Solutions

On October 18, 2013, Water Solutions Holdings entered into agreements with M&T Bank (“M&T”) to obtain a revolving line of credit (“Demand Note”) and an equipment line of credit (“Equipment Term Note”).

The borrowing base for the Demand Note is the lesser of (a) $8.0 million, increased from $4.0 million at December 31, 2013, or (b) 80% of Water Solutions’ Accounts Receivable which are less than 90 days old. Borrowings under the Demand Note are to be used for working capital and general corporate purposes. At Water Solutions’ election, borrowings under the Demand Note bear interest per annum equal to an adjusted LIBOR rate or an adjusted base rate, as defined below. The adjusted LIBOR rate is equal 2.75 percentage points above the greater of (a) one-month LIBOR, adjusting daily, or (b) one-day LIBOR. The adjusted base rate is equal to 2.0 percentage points above the rate of interest announced by M&T as its prime rate. All interest that is accrued through the last day of any calendar month will be due and payable by the tenth day of the next calendar month. While there is no stated maturity date for amounts outstanding under the Demand Note, in certain circumstances, Water Solutions may be required to repay amounts outstanding on demand from M&T. As of June 30, 2014, there was approximately $3.9 million outstanding under the Demand Note.

The Demand Note agreement does not contain any collateral requirements on behalf of Water Solutions, nor does it contain any financial covenant requirements.

Maximum borrowings under the Equipment Term Note are equal to $6.0 million and are to be used for purposes of making equipment or vehicle acquisitions up to a maximum of 80% of the costs of such assets. Borrowings under the Equipment Term Note bear interest per annum equal to the three month LIBOR plus 3.0 percentage points. All interest is due and payable on the first day of each fiscal quarter. Maturity dates will vary with each borrowing, but will generally be three to four years from the date of borrowing. In certain circumstances, Water Solutions may be required to prepay any loans that are outstanding. As of June 30, 2014, there was approximately $3.9 million outstanding under the Equipment Term Note.

The Equipment Term Note contains covenants that restrict Water Solutions’ ability to, among other things, materially change their business; incur indebtedness; make loans to others; incur liens; make investments; or become a guarantor. Borrowings under the Equipment Term Note are collateralized with liens covering 80% of the value of assets purchased with associated loans under the Equipment Term Note. The Equipment Term Note also requires that Water Solutions meet certain financial covenants regarding tangible net worth, fixed charge coverage ratio and a debt to EBITDA ratio (as defined in the Equipment Term Note). EBITDA is a non-GAAP financial measure used by the management of Water Solutions and by other users of Water Solutions’ financial statements, such as commercial bank lenders, which adds to or subtracts from net income the following expenses or income for a given period to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, amortization and other similar non-cash activity. The Equipment Term Note requires that tangible net worth (i) not be less than $2.5 million measured annually, and (ii) not be less than $2.5 million plus 30% of annual net income commencing with the fiscal year ended December 31, 2013 and each fiscal year thereafter. As of December 31, 2013, Water Solutions’ net worth was approximately $9.2 million. Also, Water Solutions’ fixed charge coverage ratio for four consecutive fiscal quarters ending at the end of each fiscal quarter shall not be less than 1.75 to 1.0. As of June 30, 2014, Water Solutions’ fixed charge coverage ratio was approximately 2.1 to 1.0. Water Solutions’ debt to EBITDA ratio for the trailing 12 month period ending on the last day of the measurement period shall not be greater than 2.25 to 1.0. As of June 30, 2014, Water Solutions’ debt to EBITDA ratio was approximately 1.1 to 1.0.

The following is the principal maturity schedule for debt outstanding as of June 30, 2014:

2014	$5,992
2015	3,089
2016	2,749
2017	1,428
2018	200,588
Thereafter	350,780
Total(a)	$564,626
(a)	Excludes $2.9 million net premium on Senior Notes.

9. FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS

Our results of operations and operating cash flows are impacted by changes in market prices for oil, natural gas and NGLs. To mitigate a portion of the exposure to adverse market changes, we enter into oil, natural gas and NGL commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling, we make payments to our counterparties. We do not enter into these arrangements for speculative trading purposes. As of June 30, 2014 and December 31, 2013, our commodity derivative instruments consisted of fixed rate swap contracts, puts, collars, swaptions, deferred put spreads, cap swaps, basis swaps and three-way collars. We did not designate these instruments as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as Gain (Loss) on Derivatives, Net.

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

None of our commodity derivatives are designated for hedge accounting but are, to a degree, an economic offset to our commodity price exposure. We utilize the mark-to-market accounting method to account for these contracts. We recognize all gains and losses related to these contracts in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Expense. We paid net cash settlements of $2.0 million and $7.2 million in relation to our commodity derivatives during the three and six months ended June 30, 2014, respectively, and received net cash settlements of $1.1 million and $4.8 million in relation to our commodity derivatives for the three and six months ended June 30, 2013, respectively.

As of June 30, 2014, we had over 90.0% of our annualized 2014 oil production hedged through the remainder of 2014, over 80.0% and 40.0% of our annualized 2014 natural gas production hedged through the remainder of 2014 and 2015, respectively, and over 70.0% of our annualized 2014 NGL production hedged through the remainder of 2014. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future and completion or the natural decline of our oil and gas production.

Interest Rate Derivatives

We are exposed to interest rate risk on our long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in the market interest rates which are lower than our current fixed rate. Variable rate debt, where the interest rate fluctuates, exposes us to changes in market interest rates, which may increase over time. As of June 30, 2014 and December 31, 2013, we had approximately $200.0 million and $59.0 million outstanding under our Senior Credit Facility, respectively, which is subject to variable rates of interest and $350.0 million of Senior Notes outstanding subject to a fixed interest rate. See Note 8, Long-Term Debt, to our Consolidated Financial Statements for additional information on our Senior Credit Facility and Senior Notes.

As of December 31, 2013, we had a $25.0 million notional fixed-to-variable interest rate swap to manage our interest rate exposure related to the Senior Notes. Prior to 2013, we did not have any interest rate swap agreements. During the three months ended June 30, 2014, we terminated our interest rate swap for net proceeds of approximately $0.6 million. We utilized the mark-to-market accounting method to account for our interest rate swap. We recognized all gains and losses related to this contract in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Expense. During 2013, there were no cash settlements related to our interest rate swap agreement. During the three and six months ended June 30, 2014, we received cash payments of approximately $0.5 million and $0.9 million, respectively, related to our interest rate swaps. The fair value of our interest rate swap as December 31, 2013, was a liability of approximately $0.2 million.

The following table summarizes the location and amounts of gains and losses on our derivative instruments from continuing operations, none of which are designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2014	2013	2014	2013
Oil	$(2,482)	$9,121	$(3,650)	$8,137
Natural Gas	2,147	1,445	(6,781)	(6,127)
NGLs	(310)	1,175	(653)	1,191
Interest Rate	394	—	1,083	—
Gain (Loss) on Derivatives, Net	$(251)	$11,741	$(10,001)	$3,201

Our derivative instruments are recorded on the balance sheet as either an asset or a liability, in either case measured at fair value. The fair value associated with our derivative instruments was a net liability of approximately $3.9 million and $0.2 million at June 30, 2014 and December 31, 2013, respectively.

Our open asset/(liability) financial commodity derivative instrument positions at June 30, 2014 consisted of:

Period	Volume	Put Option	Floor	Ceiling	Swap	Long Call	Fair Market Value ($ in Thousands)
Oil
2014—Collar	30,000 Bbls	$—	$90.00	$97.65	$—	$—	$(189)
2014—Cap Swap	190,000 Bbls	81.32	—	—	97.84	—	(1,038)
2014—Three Way Collar	180,000 Bbls	77.92	88.98	103.39	—	—	(440)
2014—Deferred Put Spread	84,000 Bbls	75.00	90.00	—	—	—	(441)
2015—Three Way Collar	120,000 Bbls	78.75	89.06	100.44	—	—	(358)
2015—Call Protected Swap	30,000 Bbls	—	—	—	95.76	110.00	(48)
	634,000 Bbls						$(2,514)
Natural Gas
2014—Call	900,000 Mcf	$—	$—	$5.00	$—	$—	$(68)
2014—Three Way Collar	6,750,000 Mcf	3.53	4.19	4.70	—	—	(231)
2014—Swap	2,220,000 Mcf	—	—	—	3.96	—	(1,017)
2014—Collar	1,500,000 Mcf	—	3.81	4.54	—	—	(133)
2014—Swaption	1,200,000 Mcf	—	—	—	4.45	—	(578)
2014—Basis Swap	3,000,000 Mcf	—	—	—	(0.37)	—	2,834
2014—Cap Swap	1,800,000 Mcf	3.30	—	—	4.09	—	(518)
2015—Three Way Collar	6,900,000 Mcf	3.63	4.20	4.68	—	—	(89)
2015—Swap	1,200,000 Mcf	—	—	—	4.18	—	(137)
2015—Cap Swap	2,400,000 Mcf	3.28	—	—	4.10	—	(569)
2015—Call	2,400,000 Mcf	—	—	4.40	—	—	(717)
2015—Collar	1,200,000 Mcf	—	4.25	4.70	—	—	139
2015—Swaption	0 Mcf	—	—	—	4.40	—	(667)
2015—Basis Swap	600,000 Mcf	—	—	—	(0.35)	—	494
	32,070,000 Mcf						$(1,257)
NGLs
2014—Swap	474,000 Bbls	$—	$—	$—	$57.90	$—	$(158)
2015—Swap	42,000 Bbls	—	—	—	45.99	—	$35
	516,000 Bbls						$(123)

The combined fair value of derivatives, none of which are designated or qualifying as hedges, included in our Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 is summarized below

	June 30,	December 31,
($ in Thousands)	2014	2013
Short-Term Derivative Assets:
Crude Oil—Collars	$—	$380
Crude Oil—Three-Way Collars	—	104
NGL—Swaps	372	83
Natural Gas—Swaps	—	106
Natural Gas—Cap Swaps	—	5
Natural Gas—Basis Swaps	3,328	3,984
Natural Gas—Three-Way Collars	342	518
Natural Gas—Collars	139	—
Interest Rate—Swap	—	488
Total Short-Term Derivative Assets	$4,181	$5,668
Long-Term Derivative Assets:
Natural Gas—Cap Swap	$—	$5
Natural Gas—Swaps	—	22
Natural Gas—Basis Swaps	—	339
Natural Gas—Collars	69	—
Natural Gas—Three-Way Collars	90	169
Total Long-Term Derivative Assets	$159	$535
Total Derivative Assets	$4,340	$6,203
Short-Term Derivative Liabilities:
Crude Oil—Collars	$(189)	$(42)
Crude Oil—Swaps	—	(119)
Crude Oil—Call Protected Swap	(48)	—
Crude Oil—Cap Swap	(1,038)	—
Crude Oil—Three-Way Collars	(798)	(29)
Crude Oil—Deferred Put Spread	(441)	(585)
NGL—Swaps	(495)	(995)
Natural Gas—Three-Way Collars	(594)	(125)
Natural Gas—Collars	(202)	(235)
Natural Gas—Call	(426)	(150)
Natural Gas—Cap Swaps	(804)	(496)
Natural Gas—Swaption	(578)	(717)
Natural Gas—Swaps	(1,086)	(1,170)
Total Short - Term Derivative Liabilities	$(6,699)	$(4,663)
Long-Term Derivative Liabilities:
Natural Gas—Swaps	$(68)	$(4)
Natural Gas—Cap Swaps	(283)	(307)
Natural Gas—Three-Way Collars	(158)	—
Natural Gas—Swaption	(667)	—
Natural Gas—Call	(359)	(761)
Interest Rate—Swap	—	(693)
Total Long-Term Derivative Liabilities	$(1,535)	$(1,765)
Total Derivative Liabilities	$(8,234)	$(6,428)

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

Our Level 2 fair value measurements are comprised of our derivative contracts, excluding our basis swap derivatives, and are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors, interest rates and discount rates, or can be confirmed from other active markets. The fair values recorded as of June 30, 2014 and December 31, 2013, were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party.

Our Level 3 fair value measurements are comprised of our natural gas basis swap contracts. The fair values recorded as of June 30, 2014 were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party. The significant unobservable input used in the fair value measurement of our natural gas basis swaps was the estimate of future natural gas basis differentials. Significant variations in price differentials could result in a significantly different fair value measurement.

The significant unobservable inputs and the range and weighted average of these inputs used in the fair value measurements of our natural gas basis swaps as of June 30, 2014 are included in the table below.

	Range (price per Mcf)	Weighted Average (price per Mcf)	Fair Value (in thousands)
Natural Gas Basis Differential Forward Curve	($ 0.85) - ($ 1.63)	$(1.28)	$3,328

During the three and six months ended June 30, 2014, there were no transfers into or out of Level 1 or Level 2 measurements.

The following table presents the fair value hierarchy table for assets and liabilities measured at fair value ($ in thousands):

		Fair Value Measurements at June 30, 2014 Using:
	Total Carrying Value as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives	$(3,894)	$—	$(7,222)	$3,328

The value of our oil derivatives are comprised of collar, three-way collar, swap, cap swap and deferred put spread contracts for notional barrels of oil at interval New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The fair value of our oil derivatives as of June 30, 2014 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil and (iii) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our gas derivatives are comprised of puts, swaps, swaptions, collars, three way collars, basis swaps, cap swaps, and deferred put spreads contracts for notional volumes of gas contracted at NYMEX Henry Hub (“HH”). The fair values attributable to our gas derivative contracts as of June 30, 2014 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our NGL derivatives are comprised of swaps for notional volumes of NGLs contracted at NYMEX Mont Belvieu. The fair values attributable to our NGL derivative contracts as of June 30, 2014 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for Mont Belvieu, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative instruments are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

The table below sets forth a reconciliation of our commodity derivative contracts at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
($ in Thousands)	2014	2013
Beginning Balance of Level 3	$4,323	$—
Changes in Fair Value	(2,007)	—
Purchases	—	—
Settlements Received	1,012	—
Ending Balance of Level 3	$3,328	$—

Changes in fair value on our Level 3 commodity derivative contracts outstanding for the six months ended June 30, 2014, resulted in a loss of approximately $2.0 million. This amount has been included in Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations. There were no outstanding Level 3 commodity derivatives as of June 30, 2013.

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

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value in our Consolidated Financial Statements:

	June 30, 2014		December 31, 2013
$ in Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.875% Senior Notes due 2020	$350,000	$388,500	$350,000	$385,000
Secured Lines of Credit	200,000	200,000	59,000	59,000
Capital Leases and Other Obligations	14,626	14,280	9,934	9,731
Total	$564,626	$602,780	$418,934	$453,731

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

Income tax included in continuing operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2014	2013	2014	2013
Income Expense	$(5,932)	$(9,120)	$(10,124)	$(7,115)
Effective Tax Rate	42.3%	40.8%	37.4%	40.5%

For the six months ended June 30, 2014, our overall effective tax rate on pre-tax income from continuing operations was different than the statutory rate of 35% due primarily to decreases in state taxes, partially offset by section 162(m) limitations. For the six months ended June 30, 2013, our overall effective tax rate on pretax losses from continuing operations was different than the statutory rate of 35% due primarily to state taxes.

Income tax payments made during the three and six months ended June 30, 2014 and 2013 were negligible. We received tax refunds during the three and six months ended June 30, 2014 of approximately $3.4 million as compared to $5.0 million for the three and six months ended June 30, 2013.

11. CAPITAL STOCK

We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of June 30, 2014 and December 31, 2013, we had 54,089,782 and 54,186,490 shares of common stock outstanding, respectively. There were no shares of preferred stock outstanding as of June 30, 2014 and December 31, 2013.

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

Stock Options

Stock options represent the right to purchase shares of common stock in the future at the fair market value of the stock on the date of grant. In the event that any outstanding award expires, is forfeited, cancelled or otherwise terminated without the issuance of shares of our common stock or is otherwise settled in cash, shares of our common stock allocable to such award, including the unexercised portion of such award, shall again be available for the purposes of the Plan. If any award is exercised by tendering shares of our common stock to us, either as full or partial payment, in connection with the exercise of such award under the Plan or to satisfy our withholding obligation with respect to an award, only the number of shares of our common stock issued net of such shares tendered will be deemed delivered for purposes of determining the maximum number of shares of our common stock then available for delivery under the Plan. During the three and six months ended June 30, 2014 and 2013, we did not issue options to purchase shares of our common stock.

Stock-based compensation expense relating to stock options outstanding for the three and six months ended June 30, 2014 and 2013 was negligible. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense. The intrinsic value of stock options exercised for the six months ended June 30, 2014 and 2013, was approximately $0.3 million and $0.2 million, respectively.  The total tax benefit was approximately $0.1 million for each of the six-month periods ended June 30, 2014 and 2013, respectively.

A summary of the status of our issued and outstanding stock options as of June 30, 2014 is as follows:

	Outstanding		Exercisable
Exercise Price	Number Outstanding At 6/30/14	Weighted-Average Exercise Price	Number Exercisable At 6/30/14	Weighted-Average Exercise Price
$5.04	46,041	$5.04	46,041	$5.04
$9.50	85,000	$9.50	85,000	$9.50
$9.99	149,333	$9.99	149,333	$9.99
$10.42	29,548	$10.42	29,548	$10.42
$11.87	3,500	$11.87	3,500	$11.87
$12.50	19,139	$12.50	19,139	$12.50
$13.19	50,000	$13.19	—	$-
$22.34	30,000	$22.34	30,000	$22.34
	412,561	$10.79	362,561	$10.45

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at June 30, 2014 were 3.4 years and $3.0 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at June 30, 2014 were 3.5 years and $2.8 million, respectively. As of June 30, 2014, unrecognized compensation expense related to stock options was negligible.

Restricted Stock Awards

During the six-month period ended June 30, 2014, the Compensation Committee approved the issuance of an aggregate of 17,643 shares of restricted common stock to 12 employees. During the six-month period ended June 30, 2013, the Compensation Committee approved the issuance of an aggregate of 383,384 shares of restricted stock to 40 employees and three non-employees. The shares granted are subject to time vesting and, in some cases, performance-based vesting. The shares will vest on the date on which the Compensation Committee certifies that the performance goals have been satisfied, provided that the recipient has been in continuous employment with us from the grant date through the date upon which the shares are released. Restrictions on the transfer associated with vesting schedules were determined by the Compensation Committee on an individual award basis. The restricted shares of common stock are valued at the closing price of our common stock on the NASDAQ Global Select Market on the date of grant. Upon a “change in control” of us, as such term is defined in the Plan, restrictions on time vesting and performance-based vesting restricted stock will lapse to varying degrees as outlined in each award agreement. Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the vesting period.

Certain of our outstanding restricted stock awards granted in 2014, 2013 and 2012 are subject to market-based vesting through a calculation of total shareholder return (“TSR”) of our common stock relative to a pre-defined peer group over a three-year period.

The number of shares ultimately awarded will correspond with the final TSR rank amongst the peer group in accordance with the following schedule:

TSR Rank	Percentage of 2013 Awards to Vest
1-3	100%
4-6	75%
7-10	50%
11-13	25%
14-16	0%

TSR Rank	Percentage of 2012 Awards to Vest
1-3	100%
4-5	75%
6-8	50%
9-11	25%
12-14	0%

The weighted average fair value of the TSR awards granted as of June 30, 2014 and December 31, 2013 were $10.15 and $12.59 per share, respectively. Average fair values were estimated on the date of each grant using a Monte Carlo Simulation model that estimates the most likely outcome based on the terms of the award and used the following assumptions:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	0.8%	0.7%
Expected Volatility – Rex Energy	50.4%	50.5%
Expected Volatility – Peer Group	28.4%-65.7%	28.4%-63.5%
Market Index	35.3%	35.3%
Expected Life	Three Years	Three Years

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

Compensation expense associated with restricted stock awards totaled $1.1 million and $2.7 million for the three and six-month periods ended June 30, 2014, respectively, and $1.1 million and $2.2 million for the three and six-month periods ended June 30, 2013, respectively. As of June 30, 2014, total unrecognized compensation cost related to restricted common stock grants was approximately $6.8 million, which will be recognized over a weighted average period of 2.0 years.

A summary of the restricted stock activity for the six months ended June 30, 2014 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards, as of December 31, 2013	2,172,639	$14.16
Awards	17,643	15.64
Forfeitures	(150,877)	14.60
Vested	(294,358)	12.62
Restricted stock awards, as of June 30, 2014	1,745,047	$14.39

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

We manage our exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. As of June 30, 2014, we know of no significant probable or possible environmental contingent liabilities.

Letters of Credit

At June 30, 2014, we had posted $2.0 million in various letters of credit to secure our drilling and related operations.

Lease Commitments

As of June 30, 2014, we have lease commitments for various real estate leases. Rent expense is recognized on a straight-line basis and has been recorded in General and Administrative expense on our Consolidated Statements of Operations. Rent expense for the three and six months ended June 30, 2014 and 2013 was $0.2 million and $0.5 million in 2014, respectively, and $0.2 million and $0.3 million in 2013, respectively. Lease commitments by year for each of the next five years are presented in the table below ($ in thousands):

2014	$516
2015	1,011
2016	950
2017	923
2018	234
Thereafter	26
Total	$3,660

Capacity Reservation

We have a capacity reservation arrangement with a subsidiary of MarkWest Energy Partners, L.P. (“MarkWest”) to ensure sufficient capacity at the cryogenic gas processing plants owned by MarkWest in Butler County, Pennsylvania to process our produced natural gas. In the event that we do not process any gas through the cryogenic gas processing plants, we may be obligated to pay approximately $5.8 million in 2014, $13.0 million in 2015, $14.6 million in 2016, $14.6 million in 2017, $14.6 million in 2018 and $100.7 million thereafter, assuming our average working interest in the region of approximately 70%. Charges incurred for processing capacity with MarkWest were negligible during the three and six-month periods ended June 30, 2014 and 2013.

Operational Commitments

We have contracted drilling rig services on three rigs to support our Appalachian Basin operations. The minimum cost to retain these rigs would require payments of approximately $3.9 million in 2014, $3.2 million in 2015 and $1.5 million in 2016, which is consistent with our estimated working interest in this project area. We also have agreements for contracted completion services in the Appalachian Basin. The minimum cost to retain the completion services is approximately $2.6 million in 2014 and $5.1 million in 2015, which is consistent with our estimated working interest in this project area.

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

For the three months ended June 30, 2014 and 2013, we incurred expenses related to the transportation, processing and marketing of our oil, natural gas and NGLs of approximately $11.1 million and $5.1 million, respectively. For the six months ended June 30, 2014 and 2013, we incurred expenses related to the transportation, processing and marketing of our oil, natural gas and NGLs of approximately $20.5 million and $10.0 million, respectively. Expense related to these agreements makes up a substantial portion of our Lease Operating Expense, which we expect to continue as existing agreements commence and new transportation, processing and marketing agreements are entered that will enable us to sell our product. Minimum net obligations under these sales, gathering and transportation agreements for the next five years are as follows ($ in thousands):

Total
2014	$5,589
2015	16,234
2016	29,001
2017	48,314
2018	50,432
Thereafter	726,512
Total	$876,082

Drilling Commitments

In 2012, we entered into a drill-to-earn agreement with MFC Drilling, Inc. (“MFC”). Under the terms and conditions of the agreement, we will acquire a minimum, through a drill-to-earn structure, a 62.5% working interest in approximately 4,510 acres in Belmont, Guernsey and Noble Counties, Ohio. The agreement provides that in order for us to earn the 62.5% working interest, we will bear the cost for our 62.5% working interest and 100% of the 15% working interest of MFC until such time that we have met the $14.1 million drilling carry obligation. As of June 30, 2014, the remaining drilling carry obligation balance was approximately $4.8 million. Our 2014 capital budget includes additional development in this area.

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

All fees owed will be due on April 1 of each year. For each of the three-month periods ended June 30, 2014 and 2013, we recorded expense of approximately $0.7 million, and $1.3 million for each of the six month periods ended June 30, 2014 and 2013. We record expenses related to the impact fees as Production and Lease Operating Expense.

Other

In addition to the Asset Retirement Obligation discussed in Note 3, Future Abandonment Costs, to our Consolidated Financial Statements, we have withheld from distributions to certain other working interest owners amounts to be applied towards their share of those retirement costs. These amounts totaled $0.1 million and $0.3 million at June 30, 2014 and December 31, 2013, respectively, and are included in Other Liabilities on our Consolidated Balance Sheets.

14. EARNINGS (LOSS) PER COMMON SHARE

Basic income per common share is calculated based on the weighted average number of common shares outstanding at the end of the period, excluding restricted stock with performance-based vesting criteria. Diluted income per common share includes the assumed exercise of stock options and performance-based restricted stock which contain conditions that are not earnings or market based, given that the hypothetical effect is not anti-dilutive. For each of the three and six-month periods ending June 30, 2014, stock options to purchase 0.3 million shares of common stock were outstanding but not included in the computation of diluted net income per share primarily due to the estimate of shares that would be repurchased using the treasury method. Performance-based restricted stock awards of 0.8 million shares of common stock for each of the three and six-month periods ended June 30, 2014, were outstanding but not included in the computations of diluted net income per share calculations due to performance metrics that have not yet been attained. For each of the three and six-month periods ending June 30, 2013, stock options to purchase 0.3 million shares of common stock were outstanding but not included in the computation of diluted net income per share primarily due to the estimate of shares that would be repurchased using the treasury stock method. Performance-based restricted stock awards of 0.5 million shares and 0.6 million shares of common stock for the three and six months ended June 30, 2013, respectively, were outstanding but not included in the computations of diluted net income per share due to due to performance metrics that have not yet been attained. The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 31,
Numerator:	2014	2013	2014	2013
Net Income From Continuing Operations, Less Noncontrolling Interests	$8,078	$13,220	$16,946	$10,445
Net Income From Discontinued Operations	-	520	-	460
Net Income	$8,078	$13,740	$16,946	$10,905
Denominator:
Weighted Average Common Shares Outstanding - Basic	53,164	52,555	53,075	52,527
Effect of Dilutive Securities:
Employee Stock Options	151	142	142	131
Employee Performance-Based Restricted Stock Awards	194	214	294	243
Weighted Average Common Shares Outstanding - Diluted	53,509	52,911	53,511	52,901
Earnings per Common Share:
Basic — Net Income From Continuing Operations	$0.15	$0.25	$0.32	$0.20
— Net Income From Discontinued Operations	-	0.01	-	0.01
— Net Income	$0.15	$0.26	$0.32	$0.21
Diluted — Net Income From Continuing Operations	$0.15	$0.25	$0.32	$0.20
— Net Income From Discontinued Operations	-	0.01	-	0.01
— Net Income	$0.15	$0.26	$0.32	$0.21

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

We fully consolidate the accounts of Water Solutions in our financial statements and accounted for the 40% equity interest owned by Sand Hills as a noncontrolling interest. Water Solutions is financed through cash contributions from its members and a credit facility upon which $7.8 million was drawn as of June 30, 2014. As of June 30, 2014, Water Solutions maintained capital leases of approximately $5.5 million. Capital contributions to Water Solutions during the first six months of 2014 and 2013 were negligible. The table below sets forth the carrying amount and classifications of Water Solutions’ assets and liabilities as of June 30, 2014 and December 31, 2013, with no restrictions or obligations to use certain assets to settle associated liabilities:

($ in Thousands)	As of June 30, 2014	As of December 31, 2013
Assets
Cash and Cash Equivalents	$528	$593
Accounts Receivable	13,541	9,882
Inventory, Prepaid Expenses and Other	250	89
Other Property and Equipment	17,478	11,798
Wells and Facilities in Progress	298	1,031
Accumulated Depreciation, Depletion and Amortization	(3,467)	(1,954)
Deferred Financing Costs and Other Assets—Net	170	206
Total Assets	$28,798	$21,645
Liabilities
Accounts Payable	$267	$758
Current Maturities of Long-Term Debt	6,554	5,404
Accrued Liabilities	4,746	6,247
Senior Secured Line of Credit and Long-Term Debt	6,738	3,053
Total Liabilities	$18,305	$15,462

16. EQUITY METHOD INVESTMENTS

RW Gathering, LLC

We own a 40% non-operated interest in RW Gathering, LLC (“RW Gathering”), which owns gas-gathering assets to facilitate development in our Appalachian Basin operations. We recorded our investment in RW Gathering of approximately $18.3 million and $18.7 million as of June 30, 2014 and December 31, 2013, respectively, on our Consolidated Balance Sheets as Equity Method Investments. We did not make any capital contributions to RW Gathering during the first six months of 2014 as compared to contributions of $2.2 million in cash to support gathering line construction during first six months of 2013.  RW Gathering recorded net losses from continuing operations of $0.5 million and $1.0 million for each of the three and six months ended June 30, 2014, respectively, as compared to losses of $0.5 million and $0.9 million for each of the three and six months ended June 30, 2013, respectively. The losses incurred were due to insurance fees, bank fees, rent expenses and depreciation expense. Our share of the net loss is recorded on the Statements of Operations as Loss on Equity Method Investments.

During the three and six-month periods ended June 30, 2014, we incurred approximately $0.2 million and $0.4 million for 2014, respectively, as compared to $0.2 million and $0.4 million for 2013, respectively, in compression expenses that were charged to us from Williams Production Appalachia, LLC. These costs are in relation to compression costs incurred by RW Gathering and are recorded as Production and Lease Operating Expense on our Consolidated Statement of Operations. As of June 30, 2014 and December 31, 2013, there were no receivables due from RW Gathering to us.

17. IMPAIRMENT EXPENSE

For the three and six months ended June 30, 2014 and 2013, impairment expenses incurred were negligible.   We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment. As of June 30, 2014, we continued to carry the costs of undeveloped properties of approximately $227.8 million on our Consolidated Balance Sheet, which is primarily related to the Marcellus and Utica Shale in the Appalachian Basin and for which we have development, trade or lease extension plans.

18. EXPLORATION EXPENSE

For the three and six months ended June 30, 2014, we incurred approximately $1.4 million and $3.4 million in exploration expenses, respectively, as compared to $2.2 million and $4.4 million in exploration expenses for the same periods ended June 30, 2013, respectively. Approximately $2.4 million of the expense incurred in 2014 was due to geological and geophysical type expenditures. An additional $0.8 million of expense was incurred through the payment of delay rentals, predominately in the Appalachian Basin. Approximately $3.8 million of the expense incurred in 2013 was due to geological and geophysical type expenditures. An additional $0.5 million of expense was incurred through the payment of delay rentals, predominately in the Appalachian Basin.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of June 30, 2014, we had $350.0 million of outstanding Senior Notes due 2020, as shown in Note 8, Long-Term Debt, to our Consolidated Financial Statements. The Senior Notes are guaranteed by certain of our wholly-owned subsidiaries, or guarantor subsidiaries. Unless otherwise noted below, each of the following guarantor subsidiaries are wholly-owned by Rex Energy Corporation and have provided guarantees of the Senior Notes that are joint and several and full and unconditional as of June 30, 2014:

—	Rex Energy I, LLC
—	Rex Energy Operating Corporation
—	Rex Energy IV, LLC
—	PennTex Resources Illinois, Inc.
—	R.E. Gas Development, LLC

The non-guarantor subsidiaries include certain consolidated subsidiaries, including Water Solutions, R.E. Disposal, LLC, Rex Energy Marketing, LLC and R.E. Ventures Holdings, LLC. We derive much of our business through and derive much of our income through our subsidiaries. Therefore, our ability to make required payments with respect to indebtedness and other obligations depends on the financial results and condition of our subsidiaries and our ability to receive funds from our subsidiaries. As of June 30, 2014, there were no restrictions on the ability of any of the guarantor subsidiaries to transfer funds to us. There may be restrictions for certain non-guarantor subsidiaries.

The following financial statements present condensed consolidating financial data for (i) Rex Energy Corporation, the issuer of the notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes, and (iv) eliminations necessary to arrive at our consolidated financial statements, which include condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, the condensed consolidating statements of operations for each of the three and six-month periods ended June 30, 2014 and 2013, and the condensed consolidating statements of cash flows for each of the six-month periods ended June 30, 2014 and 2013.

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2014

($ in Thousands, Except Share and Per Share Data)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
ASSETS
Current Assets
Cash and Cash Equivalents	$5,431	$515	$5	$—	$5,951
Accounts Receivable	35,441	13,538	—	(2,405)	46,574
Taxes Receivable	—	—	1,767	—	1,767
Short-Term Derivative Instruments	4,181	—	—	—	4,181
Current Deferred Tax Asset	—	—	4,010	—	4,010
Inventory, Prepaid Expenses and Other	1,586	250	387	—	2,223
Total Current Assets	46,639	14,303	6,169	(2,405)	64,706
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	884,639	213	—	(4,127)	880,725
Unevaluated Oil and Gas Properties	227,179	652	—	—	227,831
Other Property and Equipment	61,331	18,386	—	—	79,717
Wells and Facilities in Progress	108,802	6,576	—	(708)	114,670
Pipelines	17,399	—	—	(1,822)	15,577
Total Property and Equipment	1,299,350	25,827	—	(6,657)	1,318,520
Less: Accumulated Depreciation, Depletion and Amortization	(227,050)	(3,755)	—	618	(230,187)
Net Property and Equipment	1,072,300	22,072	—	(6,039)	1,088,333
Deferred Financing Costs and Other Assets—Net	2,421	170	9,013	—	11,604
Equity Method Investments	18,300	—	—	—	18,300
Intercompany Receivables	—	—	688,577	(688,577)	—
Investment in Subsidiaries – Net	4,156	4,361	332,163	(340,680)	—
Long-Term Derivative Instruments	159	—	—	—	159
Total Assets	$1,143,975	$40,906	$1,035,922	$(1,037,701)	$1,183,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$51,431	$324	$—	$(2,404)	$49,351
Current Maturities of Long-Term Debt	1,175	6,554	—	—	7,729
Accrued Liabilities	39,247	5,327	2,917	—	47,491
Short-Term Derivative Instruments	6,699	—	—	—	6,699
Total Current Liabilities	98,552	12,205	2,917	(2,404)	111,270
8.875% Senior Notes Due 2020	—	—	350,000	—	350,000
Premium on Senior Notes – Net	—	—	2,905	—	2,905
Senior Secured Line of Credit and Other Long-Term Debt	159	6,738	200,000	—	206,897
Long-Term Derivative Instruments	1,535	—	—	—	1,535
Long-Term Deferred Tax Liability	—	—	40,128	—	40,128
Other Deposits and Liabilities	4,528	—	—	—	4,528
Future Abandonment Cost	27,024	19	—	—	27,043
Intercompany Payables	685,517	3,060	—	(688,577)	—
Total Liabilities	817,315	22,022	595,950	(690,981)	744,306
Stockholders’ Equity
Common Stock	—	—	54	—	54
Additional Paid-In Capital	177,143	84,241	459,754	(261,384)	459,754
Accumulated Earnings (Deficit)	149,517	(66,679)	(19,836)	(87,781)	(24,779)
Rex Energy Stockholders’ Equity	326,660	17,562	439,972	(349,165)	435,029
Noncontrolling Interests	—	1,322	—	2,445	3,767
Total Stockholders’ Equity	326,660	18,884	439,972	(346,720)	438,796
Total Liabilities and Stockholders’ Equity	$1,143,975	$40,906	$1,035,922	$(1,037,701)	$1,183,102

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2014

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$72,903	$—	$—	$—	$72,903
Field Services Revenue	—	15,974	—	(2,887)	13,087
Other Revenue	30	—	—	—	30
TOTAL OPERATING REVENUE	72,933	15,974	—	(2,887)	86,020
OPERATING EXPENSES
Production and Lease Operating Expense	21,630	3	—	(13)	21,620
General and Administrative Expense	7,221	950	1,083	(15)	9,239
Loss on Disposal of Asset	223	7	—	—	230
Impairment Expense	16	—	—	—	16
Exploration Expense	1,364	3	—	—	1,367
Depreciation, Depletion, Amortization and Accretion	20,454	931	—	(159)	21,226
Field Services Operating Expense	—	11,832	—	(2,263)	9,569
Other Operating (Income) Expense	(56)	—	—	—	(56)
TOTAL OPERATING EXPENSES	50,852	13,726	1,083	(2,450)	63,211
INCOME (LOSS) FROM OPERATIONS	22,081	2,248	(1,083)	(437)	22,809
OTHER INCOME (EXPENSE)
Interest Expense	(17)	(145)	(7,341)	—	(7,503)
Gain (Loss) on Derivatives, Net	(645)	—	394	—	(251)
Other Expense	55	—	—	(15)	40
Loss From Equity Method Investments	(208)	—	—	—	(208)
Income (Loss) From Equity in Consolidated Subsidiaries	(56)	56	12,409	(12,409)	—
TOTAL OTHER INCOME (EXPENSE)	(871)	(89)	5,462	(12,424)	(7,922)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	21,210	2,159	4,379	(12,861)	14,887
Income Tax (Expense) Benefit	(9,051)	(580)	3,699	—	(5,932)
INCOME (LOSS) FROM CONTINUING OPERATIONS	12,159	1,579	8,078	(12,861)	8,955
Net Income Attributable to Noncontrolling Interests	—	877	—	—	877
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$12,159	$702	$8,078	$(12,861)	$8,078

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$154,202	$—	$—	$—	$154,202
Field Services Revenue	—	38,597	—	(10,206)	28,391
Other Revenue	74	—	—	—	74
TOTAL OPERATING REVENUE	154,276	38,597	—	(10,206)	182,667
OPERATING EXPENSES
Production and Lease Operating Expense	41,660	6	—	(20)	41,646
General and Administrative Expense	15,101	1,822	2,742	(35)	19,630
Loss on Disposal of Asset	294	7	—	—	301
Impairment Expense	41	—	—	—	41
Exploration Expense	3,424	3	—	—	3,427
Depreciation, Depletion, Amortization and Accretion	40,277	1,643	—	(270)	41,650
Field Services Operating Expense	—	28,782	—	(7,417)	21,365
Other Operating Expense	27	—	—	—	27
TOTAL OPERATING EXPENSES	100,824	32,263	2,742	(7,742)	128,087
INCOME (LOSS) FROM OPERATIONS	53,452	6,334	(2,742)	(2,464)	54,580
OTHER INCOME (EXPENSE)
Interest Expense	(31)	(347)	(14,260)	—	(14,638)
Gain (Loss) on Derivatives, Net	(11,084)	—	1,083	—	(10,001)
Other Income (Expense)	18	—	—	(35)	(17)
Loss From Equity Method Investments	(408)	—	—	—	(408)
Income (Loss) From Equity in Consolidated Subsidiaries	(81)	81	25,977	(25,977)	—
TOTAL OTHER INCOME (EXPENSE)	(11,586)	(266)	12,800	(26,012)	(25,064)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	41,866	6,068	10,058	(28,476)	29,516
Income Tax (Expense) Benefit	(15,689)	(1,323)	6,888	—	(10,124)
INCOME (LOSS) FROM CONTINUING OPERATIONS	26,177	4,745	16,946	(28,476)	19,392
Net Income Attributable to Noncontrolling Interests	—	2,446	—	—	2,446
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$26,177	$2,299	$16,946	$(28,476)	$16,946

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDING JUNE 30, 2014

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$26,177	$4,745	$16,946	$(28,476)	$19,392
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss From Equity Method Investments	408	—	—	—	408
Non-Cash Expenses (Income)	(133)	186	3,283	—	3,336
Depreciation, Depletion, Amortization and Accretion	40,277	1,643	—	(270)	41,650
Deferred Income Tax Expense (Benefit)	15,689	1,323	(6,888)	—	10,124
(Gain) Loss on Derivatives	11,084	—	(1,083)	—	10,001
Cash Settlements of Derivatives	(7,211)	—	878	—	(6,333)
Dry Hole Expense	86	—	—	—	86
Loss on Sale of Asset	294	7	—	—	301
Impairment Expense	41	—	—	—	41
Changes in operating assets and liabilities
Accounts Receivable	(3,163)	(3,664)	3,423	(898)	(4,302)
Inventory, Prepaid Expenses and Other Assets	505	(161)	(360)	—	(16)
Accounts Payable and Accrued Liabilities	13,404	(1,432)	5	898	12,875
Other Assets and Liabilities	(970)	(22)	—	—	(992)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	96,488	2,625	16,204	(28,746)	86,571
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany loans to subsidiaries	131,376	(4)	(157,352)	25,980	—
Proceeds from Joint Venture Acreage Management	146	—	—	—	146
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	139	—	—	—	139
Acquisitions of Undeveloped Acreage	(39,484)	(655)	—	—	(40,139)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(183,765)	(4,578)	—	2,766	(185,577)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(91,588)	(5,237)	(157,352)	28,746	(225,431)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	9,409	153,000	—	162,409
Repayments of Long-Term Debt and Lines of Credit	—	(5,753)	(12,000)	—	(17,753)
Repayments of Loans and Other Long-Term Debt	(855)	(313)	—	—	(1,168)
Debt Issuance Costs	—	(4)	(273)	—	(277)
Proceeds from Exercise of Stock Options	—	—	421	—	421
Distributions by the Partners of Consolidated Subsidiaries	—	(721)	—	—	(721)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(855)	2,618	141,148	—	142,911
NET INCREASE IN CASH	4,045	6	—	—	4,051
CASH – BEGINNING	1,386	509	5	—	1,900
CASH - ENDING	$5,431	$515	$5	$—	$5,951

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

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2013

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$51,444	$—	$—	$—	$51,444
Field Services Revenue	—	5,072	—	(1,232)	3,840
Other Revenue	76	—	—	—	76
TOTAL OPERATING REVENUE	51,520	5,072	—	(1,232)	55,360
OPERATING EXPENSES
Production and Lease Operating Expense	13,090	2	—	—	13,092
General and Administrative Expense	5,970	659	1,153	—	7,782
Loss on Disposal of Asset	1,502	—	—	—	1,502
Impairment Expense	105	—	—	—	105
Exploration Expense	2,225	—	—	—	2,225
Depreciation, Depletion, Amortization and Accretion	12,645	336	—	(38)	12,943
Field Services Operating Expense	—	3,510	—	(862)	2,648
Other Operating Expense	447	—	—	—	447
TOTAL OPERATING EXPENSES	35,984	4,507	1,153	(900)	40,744
INCOME (LOSS) FROM OPERATIONS	15,536	565	(1,153)	(332)	14,616
OTHER INCOME (EXPENSE)
Interest Expense	(22)	(28)	(5,776)	—	(5,826)
Gain on Derivatives, Net	11,741	—	—	—	11,741
Other Income (Expense)	2,235	—	—	(22)	2,213
Loss From Equity Method Investments	(183)	—	—	—	(183)
Income (Loss) From Equity in Consolidated Subsidiaries	(11)	11	17,697	(17,697)	—
TOTAL OTHER INCOME (EXPENSE)	13,760	(17)	11,921	(17,719)	7,945
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	29,296	548	10,768	(18,051)	22,561
Income Tax (Expense) Benefit	(11,964)	(128)	2,972	—	(9,120)
INCOME (LOSS) FROM CONTINUING OPERATIONS	17,332	420	13,740	(18,051)	13,441
Income From Discontinued Operations, Net of Income Taxes	—	520	—	—	520
NET INCOME (LOSS)	17,332	940	13,740	(18,051)	13,961
Net Income Attributable to Noncontrolling Interests	—	221	—	—	221
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$17,332	$719	$13,740	$(18,051)	$13,740

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDING JUNE 30, 2013

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$92,384	$—	$—	$—	$92,384
Field Services Revenue	—	13,124	—	(2,779)	10,345
Other Revenue	100	—	—	—	100
TOTAL OPERATING REVENUE	92,484	13,124	—	(2,779)	102,829
OPERATING EXPENSES
Production and Lease Operating Expense	26,487	5	—	—	26,492
General and Administrative Expense	12,033	1,148	2,453	(56)	15,578
Loss on Disposal of Asset	1,493	—	—	—	1,493
Impairment Expense	170	—	—	—	170
Exploration Expense	4,269	—	—	—	4,269
Depreciation, Depletion, Amortization and Accretion	23,559	603	—	(61)	24,101
Field Services Operating Expense	—	8,648	—	(1,945)	6,703
Other Operating Expense	891	—	—	—	891
TOTAL OPERATING EXPENSES	68,902	10,404	2,453	(2,062)	79,697
INCOME (LOSS) FROM OPERATIONS	23,582	2,720	(2,453)	(717)	23,132
OTHER INCOME (EXPENSE)
Interest Expense	(31)	(40)	(9,760)	—	(9,831)
Gain on Derivatives, Net	3,201	—	—	—	3,201
Other Income (Expense)	2,129	—	—	(56)	2,073
Loss From Equity Method Investments	(361)	—	—	—	(361)
Income (Loss) From Equity in Consolidated Subsidiaries	(22)	22	17,856	(17,856)	—
TOTAL OTHER INCOME (EXPENSE)	4,916	(18)	8,096	(17,912)	(4,918)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	28,498	2,702	5,643	(18,629)	18,214
Income Tax (Expense) Benefit	(11,555)	(822)	5,262	—	(7,115)
INCOME (LOSS) FROM CONTINUING OPERATIONS	16,943	1,880	10,905	(18,629)	11,099
Income From Discontinued Operations, Net of Income Taxes	—	460	—	—	460
NET INCOME (LOSS)	16,943	2,340	10,905	(18,629)	11,559
Net Income Attributable to Noncontrolling Interests	—	654	—	—	654
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$16,943	$1,686	$10,905	$(18,629)	$10,905

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDING JUNE 30, 2013

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$16,943	$2,340	$10,905	$(18,629)	$11,559
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss From Equity Method Investments	361	—	—	—	361
Non-Cash Expenses	3	50	2,974	—	3,027
Depreciation, Depletion, Amortization and Accretion	23,559	603	—	(61)	24,101
Deferred Income Tax Expense (Benefit)	11,499	1,135	(5,262)	—	7,372
Gain on Derivatives	(3,201)	—	—	—	(3,201)
Cash Settlements of Derivatives	4,798	—	—	—	4,798
Dry Hole Expense	485	—	—	—	485
(Gain) Loss on Sale of Asset	1,493	(969)	—	—	524
Impairment Expense	170	—	—	—	170
Changes in operating assets and liabilities
Accounts Receivable	85,176	(3,089)	(76,104)	(4,009)	1,974
Inventory, Prepaid Expenses and Other Assets	25	(6)	18	—	37
Accounts Payable and Accrued Liabilities	8,503	805	1,480	(435)	10,353
Other Assets and Liabilities	(557)	(5)	—	—	(562)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	149,257	864	(65,989)	(23,134)	60,998
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany loans to subsidiaries	(6,704)	1,083	(16,679)	22,300	—
Proceeds from Joint Venture Acreage Management	107	—	—	—	107
Contributions to Equity Method Investments	—	(2,207)	—	—	(2,207)
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	498	3,234	—	—	3,732
Acquisitions of Undeveloped Acreage	(15,704)	(2)	—	—	(15,706)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(122,834)	(1,609)	—	834	(123,609)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(144,637)	499	(16,679)	23,134	(137,683)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	1,750	—	—	1,750
Repayments of Long-Term Debt and Lines of Credit	—	(876)	—	—	(876)
Repayments of Loans and Other Notes Payable	(543)	(243)	—	—	(786)
Proceeds from Senior Notes, net of Discounts and Premiums	—	—	105,000	—	105,000
Debt Issuance Costs	—	—	(2,894)	—	(2,894)
Proceeds from the Exercise of Stock Options	—	—	266	—	266
Purchase of Non-Controlling Interests	—	(150)	—	—	(150)
Distributions by the Partners of Consolidated Subsidiaries	—	(406)	—	—	(406)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(543)	75	102,372	—	101,904
NET INCREASE IN CASH	4,077	1,438	19,704	—	25,219
CASH – BEGINNING	4,227	824	38,924	—	43,975
CASH - ENDING	$8,304	$2,262	$58,628	$—	$69,194

20. SUBSEQUENT EVENTS

Senior Notes

On July 14, 2014, we issued $325.0 million in aggregate principal amount of 6.25% senior notes in an offering at an issue price of 100.0% of the aggregate principal amount of senior notes, due to mature on August 1, 2022. We received net proceeds in the offering of approximately $318.8 million, after discounts and offering expenses. Interest is payable semi-annually at a rate of 6.25% per annum on February 1 and August 1 of each year, with the first interest payment to be made on February 1, 2015. We used the proceeds of the offering to repay all of the borrowings outstanding under our Senior Credit Facility, which was $218.0 million at the time of the payment, and expect to use the remaining proceeds for general corporate purposes.

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

2014 Activity

During the three and six months ended June 30, 2014, we produced 10,473 MMcfe and 20,372 MMcfe, respectively, in the Appalachian Basin. In the Illinois Basin, we produced 208 MBbls and 391 MBbls during the three and six months ended June 30, 2014, respectively. Overall, our production for the three and six months ended June 30, 2014 averaged 128,791 Mcfe per day and 125,506 Mcfe per day, respectively. As of June 30, 2014, we had 11.0 gross (8.0 net) wells drilled and awaiting completion. Our drilling and completion activity for the period indicated in each of our regions is set forth in the tables below.

Three Months Ended June 30, 2014

	Wells Drilled		Wells Completed		Wells Placed In Service
	Gross	Net	Gross	Net	Gross	Net
Appalachian Basin	14.0	10.5	13.0	10.9	14.0	8.6
Illinois Basin	1.0	1.0	9.0	9.0	9.0	9.0
Total	15.0	11.5	22.0	19.9	23.0	17.6

Six Months Ended June 30, 2014

	Wells Drilled		Wells Completed		Wells Placed In Service
	Gross	Net	Gross	Net	Gross	Net
Appalachian Basin	24.0	18.4	35.0	26.2	23.0	15.1
Illinois Basin	2.0	2.0	22.0	22.0	22.0	22.0
Total	26.0	20.4	57.0	48.2	45.0	37.1

Issuance of Senior Notes

On July 14, 2014, we issued $325.0 in million aggregate principal amount of 6.25% senior notes in an offering at an issue price of 100.0% of the aggregate principal amount of senior notes, due to mature on August 1, 2022. We received net proceeds in the offering of approximately $318.8 million, after discounts and offering expenses. Interest is payable semi-annually at a rate of 6.25% per annum on February 1 and August 1 of each year, with the first interest payment to be made on February 1, 2015. We used the proceeds of the offering to repay all of the borrowings outstanding under our Senior Credit Facility, which was $218.0 million at the time of the payment, and expect to use the remaining proceeds for general corporate purposes.

Results of Continuing Operations

The following table sets forth summary information regarding oil, NGL and natural gas production and product prices for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Production:
Oil and Condensate (Bbls)	251,861	213,716	502,269	411,831
Natural Gas (Mcf)	8,171,627	5,453,725	15,834,994	10,243,603
C3+ NGLs (Bbls)	325,580	182,541	630,724	316,209
Ethane (Bbls)	13,948	—	13,948	—
Total (Mcfe)(a)	11,719,961	7,831,267	22,716,640	14,611,843
Average daily production:
Oil and Condensate (Bbls)	2,768	2,349	2,775	2,275
Natural Gas (Mcf)	89,798	59,931	87,486	56,594
C3+ NGLs (Bbls)	3,578	2,006	3,485	1,747
Ethane (Bbls)	153	—	77	—
Total (Mcfe)(a)	128,791	86,061	125,506	80,726
Average sales price(b):
Oil and Condensate (per Bbl)	$97.50	$91.96	$95.29	$91.75
Natural Gas (per Mcf)	$3.96	$4.31	$4.58	$3.94
C3+ NGLs (per Bbl)	$48.73	$45.39	$53.52	$45.17
Ethane (per Bbl)	$6.00	$-	$6.00	$-
Total (per Mcfe)(a)	$6.22	$6.57	$6.79	$6.32
Average NYMEX prices(c):
Oil (per Bbl)	$102.99	$94.14	$100.84	$94.29
Natural Gas (per Mcf)	$4.56	$4.02	$4.65	$3.75
(a)	Oil and NGLs are converted at the rate of one barrel of oil equivalent (“BOE”) to six Mcfe.
(b)	Does not include the effects of cash settled derivatives.
(c)	Based upon the average of bid week prompt month prices.

The following table sets forth summary information by basin regarding oil, NGL and natural gas revenues, production volumes, average product prices and average production costs for the three and six months ended June 30, 2014 and 2013.

	Production and Revenue by Basin
	For Three Months Ended June 30,		For Six Months Ended June 30,
	2014	2013	2014	2013
Appalachian
Revenue – Natural Gas(a)	$32,398,014	$23,504,589	$72,498,114	$40,315,117
Volumes (Mcf)	8,171,627	5,453,725	15,834,994	10,243,603
Average Price	$3.96	$4.31	$4.58	$3.94
Revenue – Condensate (a)	$3,891,965	$2,005,825	$9,705,723	$2,528,977
Volumes (Bbl)	44,111	23,142	111,505	29,314
Average Price	$88.23	$86.67	$87.04	$86.27
Revenue – C3+ NGLs(a)	$15,866,181	$8,285,644	$33,759,300	$14,282,773
Volumes (Bbl)	325,580	182,541	630,724	316,209
Average Price	$48.73	$45.39	$53.52	$45.17
Revenue – Ethane(a)	$83,726	$—	$83,726	$—
Volumes (Bbl)	13,948	—	13,948	—
Average Price	$6.00	$—	$6.00	$—
Average Production Cost per Mcfe(b)	$1.30	$1.10	$1.26	$1.17
Illinois
Revenue – Oil(a)	$20,663,331	$17,647,835	$38,155,038	$35,257,012
Volumes (Bbl)	207,750	190,574	390,764	382,517
Average Price	$99.46	$92.60	$97.64	$92.17
Average Production Cost per Bbl(b)	$37.04	$29.02	$38.90	$30.75
(a)	Does not include the effects of cash settled derivatives.
(b)	Excludes ad valorem and severance taxes.

General Overview

Operating revenue for the three and six months ended June 30, 2014 increased 55.4% and 77.6%, respectively, when compared to the same periods in 2013. The increase in operating revenue for the three and six-month periods ended June 30, 2014, can be primarily attributed to higher production in both of our operating regions and increased sales prices for oil and NGLs during the three months ended June 30, 2014 and increased sales prices for oil, natural gas and NGLs during the six months ended June 30, 2014. In the Appalachian Basin, our production grew to 10,473 MMcfe for the three-month period ended June 30, 2014, from 6,688 MMcfe for the three-month period ended June 30, 2013, or approximately 56.6%, while realized sales prices have increased to $97.50 per barrel for oil and $46.98 per barrel for NGLs. In the Illinois Basin, our production increased to 208 MBbls for the three-month period ended June 30, 2014 from 191 MBbls for the three-month period ended June 30, 2013, or approximately 9.0%. For the six months ended June 30, 2014, production in the Appalachian Basin has increased 65.4% to 20,372 MMcfe from the same period in 2013, while production in the Illinois Basin for the six months ended June 30, 2014 increased 2.2% to 391 MBls from the same period in 2013. For the six-month period ended June 30, 2014, realized sales prices increased to $95.29 per barrel for oil, $4.58 per mcf for natural gas and $52.50 per barrel for NGLs.  Also contributing to our increased revenue was the continued growth of our field services segment from $3.8 million in revenue for the quarter ended June 30, 2013 to $13.1 million in revenue for the quarter ended June 30, 2014. Increased activity and demand in the Appalachian Basin surrounding the Marcellus and Utica Shale plays have led to the growth of our field services activities, particularly water pipeline and water transfer to service well completion activities.

Operating expenses increased $22.5 million and $48.4 million for the three and six-month period ended June 30, 2014, respectively, as compared to the same periods in 2013. Operating expenses primarily comprise: Production and Lease Operating Expenses, G&A Expenses, Gain/Loss on Disposal of Assets, Exploration Expenses, Impairment Expense, DD&A Expenses and Field Operating Expenses. The increases in operating expenses were largely to Production and Lease Operating Expense, G&A Expense, DD&A and Field Service Operating Expense. The growth of these operating expenses is consistent with our overall organizational growth as we continue to increase our drilling and exploration activity and our number of revenue generating assets.

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

Oil, NGL and gas revenue, including the effects of cash settled derivatives, for the three-month periods ended June 30, 2014 and 2013 ($ in thousands, except total Mcfe production and price per Mcfe) is summarized in the following table:

	For Three Months Ended June 30,
	2014	2013	Change	%
Oil and Gas Revenue:
Oil and condensate sales revenue	$24,555	$19,653	$4,902	24.9%
Oil derivatives realized(a)	$(1,006)	$(172)	$(834)	484.9%
Total oil and condensate revenue and derivatives realized	$23,549	$19,481	$4,068	20.9%
Gas sales revenue	$32,398	$23,505	$8,893	37.8%
Gas derivatives realized(a)	$(1,003)	$913	$(1,916)	-209.9%
Total gas revenue and derivatives realized	$31,395	$24,418	$6,977	28.6%
C3+ NGL revenue	$15,866	$8,286	$7,580	91.5%
C3+ NGL derivatives realized(a)	$43	$386	$(343)	-88.9%
Total C3+ NGL revenue	$15,909	$8,672	$7,237	83.5%
Ethane revenue	$84	$—	$84	100.0%
Ethane derivatives realized(a)	$—	$—	$—	100.0%
Total Ethane revenue	$84	$—	$84	100.0%
Consolidated sales	$72,903	$51,444	$21,459	41.7%
Consolidated derivatives realized(a)	$(1,966)	$1,127	$(3,093)	-274.4%
Total oil, NGL and gas revenue and derivatives realized	$70,937	$52,571	$18,366	34.9%
Total Mcfe Production	11,719,961	7,831,267	3,888,694	49.7%
Average Realized Price per Mcfe	$6.05	$6.71	$(0.66)	-9.8%
(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for oil, NGLs and natural gas during the second quarter of 2014, after the effect of derivative activities, was $6.05 per Mcfe, a decrease of 9.8%, or $0.66 per Mcfe, from the same period in 2013. This decrease was primarily due to a decrease in realized natural gas sales prices and a net loss on the settlement of derivatives, partially offset by an upward trend of average realized oil and NGL prices. The average price for natural gas, after the effect of derivative activities, decreased 14.2%, or $0.64 per Mcf, to $3.84 per Mcf. The average price for oil and condensate, after the effect of derivative activities, increased 2.6%, or $2.35 per barrel, to $93.51 per barrel. The average price for C3+ NGLs, after the effect of derivative activities, increased 2.9%, or $1.36 per barrel, to $48.86 per barrel. During the second quarter of 2014, we commenced sales of ethane, which had previously been separated from our NGL stream and primarily burned as fuel with small amounts blended with our C3+ NGL sales. The average price for ethane during the three months ended June 30, 2014 was approximately $6.00 per barrel. Our derivative activities effectively decreased net realized prices by $0.17 per Mcfe in the second quarter of 2014 and effectively increased net realized prices by $0.14 per Mcfe in the second quarter of 2013.

Production volumes in the second quarter of 2014 increased 49.7% from the second quarter of 2013. Natural gas production increased approximately 49.8%, oil and condensate production increased approximately 17.8% and our NGL production increased approximately 86.0%. Our production continues to be positively impacted by strong drilling results in the Appalachian Basin.

Overall, our production for the three months ended June 30, 2014 averaged 128,791 Mcfe per day, of which 69.7% was attributable to natural gas, 12.9% to oil and condensate, 16.7% to C3+ NGLs and 0.7% was a result of ethane production.

Statements of Operations for the three-month periods ended June 30, 2014 and 2013 are as follows:

	For the Three Months Ended June 30,
	2014	2013	Change	%
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$72,903	$51,444	$21,459	41.7%
Field Services Revenue	13,087	3,840	9,247	240.8%
Other Revenue	30	76	(46)	(60.5)%
TOTAL OPERATING REVENUE	86,020	55,360	30,660	55.4%
OPERATING EXPENSES
Production and Lease Operating Expense	21,620	13,092	8,528	65.1%
General and Administrative Expense	9,239	7,782	1,457	18.7%
Loss on Disposal of Asset	230	1,502	(1,272)	(84.7)%
Impairment Expense	16	105	(89)	(84.8)%
Exploration Expense	1,367	2,225	(858)	(38.6)%
Depreciation, Depletion, Amortization and Accretion	21,226	12,943	8,283	64.0%
Field Service Operating Expense	9,569	2,648	6,921	261.4%
Other Operating Expense (Income)	(56)	447	(503)	(112.5)%
TOTAL OPERATING EXPENSES	63,211	40,744	22,467	55.1%
INCOME FROM OPERATIONS	22,809	14,616	8,193	56.1%
OTHER EXPENSE
Interest Expense	(7,503)	(5,826)	(1,677)	28.8%
Gain (Loss) on Derivatives, Net	(251)	11,741	(11,992)	(102.1)%
Other Income	40	2,213	(2,173)	(98.2)%
Loss on Equity Method Investments	(208)	(183)	(25)	13.7%
TOTAL OTHER INCOME (EXPENSE)	(7,922)	7,945	(15,867)	(199.7)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	14,887	22,561	(7,674)	(34.0)%
Income Tax Expense	(5,932)	(9,120)	3,188	(35.0)%
INCOME FROM CONTINUING OPERATIONS	8,955	13,441	(4,486)	(33.4)%
Income From Discontinued Operations, Net of Income Taxes	—	520	(520)	(100.0)%
NET INCOME	8,955	13,961	(5,006)	(35.9)%
Net Income Attributable to Noncontrolling Interests	877	221	656	296.8%
NET INCOME ATTRIBUTABLE TO REX ENERGY	$8,078	$13,740	$(5,662)	(41.2)%

Field Services Revenue for the three months ended June 30, 2014 increased approximately $9.2 million, as compared to the second quarter of 2013. We generate field services revenue from various field service activities such as the management of water sourcing, water transfer and water disposal activities in the Appalachian Basin. Increased activity and demand in the Appalachian Basin surrounding the Marcellus and Utica Shale plays have led to the growth of our field services activities, particularly water pipeline and water transfer to service well completion activities.

Production and Lease Operating Expense increased approximately $8.5 million, or 65.1%, in the second quarter of 2014 from the same period in 2013. We experienced Production and Lease Operating Expense increases that are commensurate with the increase in producing wells in the Appalachian Basin and related production as they relate to variable type costs such as transportation, marketing, processing and gathering. For the second quarter of 2014, transportation, capacity and processing fees accounted for approximately 51.2% of our total Production and Lease Operating Expense as compared to 38.9% in the second quarter of 2013. These types of agreements typically have a term of several years, and we expect fees associated with these agreements to continue to comprise a significant portion of our Production and Lease Operating Expense.

G&A Expense for the second quarter of 2014 increased approximately $1.5 million, or 18.7%, to $9.2 million from the same period in 2013. The year-over-year increase is predominately due to the expansion of our Appalachian Basin operations and our corporate headquarters that is commensurate with our overall organizational growth.

Exploration Expense for the three months ended June 30, 2014 was approximately $1.4 million, as compared to $2.2 million for the three months ended June 30, 2013. Approximately $0.9 million of the expense incurred in 2014 was due to geological and geophysical type expenditures. An additional $0.4 million of expense was incurred through the payment of delay rentals, predominately in the Appalachian Basin. Approximately $1.3 million of the expense incurred in 2013 was due to geological and geophysical type expenditures and delay rentals in the Appalachian Basin and $0.9 million was due to geological and geophysical type expenditures and dry hole expense in the Illinois Basin.

DD&A expenses for the three months ended June 30, 2014 increased approximately $8.3 million, or 64.0%, from $12.9 million for the same period in 2013. The period-over-period increase in DD&A expense is consistent with the growth in our asset base, reserves and production since the comparable period of 2013.

Field Service Operating Expense for the three months ended June 30, 2014 totaled approximately $9.6 million, as compared to $2.6 million for the same period 2013. Our field services operating expenses are largely variable in nature and fluctuate commensurate with our level of activity. Increased activity and demand in the Appalachian Basin surrounding the Marcellus and Utica Shale plays has led to the growth of our field service activities, particularly those associated with water pipeline construction and water transfer for well completion operations.

Interest Expense for the three months ended June 30, 2014 was approximately $7.5 million as compared to $5.8 million during the second quarter of 2013. The increase in interest expense was due to the increase in the outstanding balance of our Senior Credit Facility compared to the same period in 2013.

Gain (Loss) on Derivatives, net included a loss of approximately $0.3 million for the second quarter of 2014 as compared to a gain of $11.7 million for the same period in 2013. Changes were attributable to the volatility of oil, NGL and gas commodity prices along with changes in our portfolio of outstanding derivatives. Losses from derivative activities generally reflect higher oil, NGL and gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil, NGL and gas production volumes given the highly volatile oil, NGL and gas commodities market.

Income Tax Expense was approximately $5.9 million for the three months ended June 30, 2014, as compared to $9.1 million for the three months ended June 30, 2013. In addition to the variance in Income from Continuing Operations, Before Income Tax, the change was primarily due to a change in the estimated effective state tax rate driven by our increased activities in the state of Ohio.

Net Income Attributable to Rex Energy for the second quarter of 2014 was approximately $8.1 million, as compared $13.7 million for the comparable period in 2013 as a result of the factors discussed above.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

Oil, NGL and gas revenue, including the effects of cash settled derivatives, for the six-month periods ended June 30, 2014 and 2013 ($ in thousands, except total Mcfe production and price per Mcfe) is summarized in the following table:

	For Six Months Ended June 30,
	2014	2013	Change	%
Oil and Gas Revenue:
Oil and condensate sales revenue	$47,861	$37,786	$10,075	26.7%
Oil derivatives realized(a)	$(1,427)	$(333)	$(1,094)	328.5%
Total oil and condensate revenue and derivatives realized	$46,434	$37,453	$8,981	24.0%
Gas sales revenue	$72,498	$40,315	$32,183	79.8%
Gas derivatives realized(a)	$(4,342)	$4,604	$(8,946)	-194.3%
Total gas revenue and derivatives realized	$68,156	$44,919	$23,237	51.7%
C3+ NGL revenue	$33,759	$14,283	$19,476	136.4%
C3+ NGL derivatives realized(a)	$(1,443)	$527	$(1,970)	-373.8%
Total C3+ NGL revenue	$32,316	$14,810	$17,506	118.2%
Ethane revenue	$84	$—	$84	100.0%
Ethane derivatives realized(a)	$—	$—	$—	100.0%
Total Ethane revenue	$84	$—	$84	100.0%
Consolidated sales	$154,202	$92,384	$61,818	66.9%
Consolidated derivatives realized(a)	$(7,212)	$4,798	$(12,010)	-250.3%
Total oil, NGL and gas revenue and derivatives realized	$146,990	$97,182	$49,808	51.3%
Total Mcfe Production	22,716,640	14,611,843	8,104,797	55.5%
Average Realized Price per Mcfe	$6.47	$6.65	$(0.18)	-2.7%
(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for oil, NGLs and natural gas during the first six months of 2014, after the effect of derivative activities, was $6.47 per Mcfe, a decrease of 2.7%, or $0.18 per Mcfe, from the same period in 2013. This decrease was primarily due to net losses on the settlement of derivatives which were partially offset by an upward trend of average realized oil, natural gas and

NGL prices. The average price for natural gas, after the effect of derivative activities, decreased 1.8%, or $0.08 per Mcf, to $4.31 per Mcf. The average price for oil and condensate, after the effect of derivative activities, increased 1.7%, or $1.51 per barrel, to $92.45 per barrel. The average price for C3+ NGLs, after the effect of derivative activities, increased 9.4%, or $4.39 per barrel, to $51.23 per barrel. During the second quarter of 2014 we commenced sales of ethane, which had previously been separated from our NGL stream and primarily burned as fuel with small amounts blended with our C3+ NGL sales. The average price for ethane during the three months ended June 30, 2014 was approximately $6.00 per barrel. Our derivative activities effectively decreased net realized prices by $0.32 per Mcfe in the first half of 2014 and effectively increased net realized prices by $0.33 per Mcfe in the first half of 2013.

In the first half of 2014, our realized natural gas prices were higher than the Henry Hub average for the period. During the first quarter of 2014, we were exposed to M3 pricing, a New York area index, on the Texas Eastern pipeline which increased as a result of demand created during the colder winter months.

Production volumes in the first six months of 2014 increased 55.5% from the same period in 2013. Natural gas production increased approximately 54.6%, oil and condensate production increased approximately 22.0% and our NGL production increased approximately 103.9%. Our production continues to be positively impacted by strong drilling results in the Appalachian Basin.

Overall, our production for the six months ended June 30, 2014 averaged 125,506 Mcfe per day, of which 69.7% was attributable to natural gas, 13.3% to oil,  16.7% to C3+ NGLs and 0.4% was a result of ethane production.

Statements of Operations for the six-month periods ended June 30, 2014 and 2013 are as follows:

	For the Six Months Ended June 30,
	2014	2013	Change	%
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$154,202	$92,384	$61,818	66.9%
Field Services Revenue	28,391	10,345	18,046	174.4%
Other Revenue	74	100	(26)	(26.0)%
TOTAL OPERATING REVENUE	182,667	102,829	79,838	77.6%
OPERATING EXPENSES
Production and Lease Operating Expense	41,646	26,492	15,154	57.2%
General and Administrative Expense	19,630	15,578	4,052	26.0%
Loss on Disposal of Asset	301	1,493	(1,192)	(79.8)%
Impairment Expense	41	170	(129)	(75.9)%
Exploration Expense	3,427	4,269	(842)	(19.7)%
Depreciation, Depletion, Amortization and Accretion	41,650	24,101	17,549	72.8%
Field Service Operating Expense	21,365	6,703	14,662	218.7%
Other Operating Expense	27	891	(864)	(97.0)%
TOTAL OPERATING EXPENSES	128,087	79,697	48,390	60.7%
INCOME FROM OPERATIONS	54,580	23,132	31,448	136.0%
OTHER EXPENSE
Interest Expense	(14,638)	(9,831)	(4,807)	48.9%
Gain (Loss) on Derivatives, Net	(10,001)	3,201	(13,202)	(412.4)%
Other Income (Expense)	(17)	2,073	(2,090)	(100.8)%
Loss on Equity Method Investments	(408)	(361)	(47)	13.0%
TOTAL OTHER EXPENSE	(25,064)	(4,918)	(20,146)	409.6%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	29,516	18,214	11,302	62.1%
Income Tax Expense	(10,124)	(7,115)	(3,009)	42.3%
INCOME FROM CONTINUING OPERATIONS	19,392	11,099	8,293	74.7%
Income From Discontinued Operations, Net of Income Taxes	—	460	(460)	(100.0)%
NET INCOME	19,392	11,559	7,833	67.8%
Net Income Attributable to Noncontrolling Interests	2,446	654	1,792	274.0%
NET INCOME ATTRIBUTABLE TO REX ENERGY	$16,946	$10,905	$6,041	55.4%

Field Services Revenue for the six months ended June 30, 2014 increased approximately $18.0 million, as compared to the first six months of 2013. We generate field services revenue from various field service activities such as the management of water sourcing, water transfer and water disposal activities in the Appalachian Basin. Increased activity and demand in the Appalachian Basin surrounding the Marcellus and Utica Shale plays have led to the growth of our field services activities, particularly water pipeline and water transfer to service well completion activities.

Production and Lease Operating Expense increased approximately $15.1 million, or 57.2%, in the first half of 2014 from the same period in 2013. We experienced Production and Lease Operating Expense increases that are commensurate with the increase in producing wells in the Appalachian Basin and related production as they relate to variable type costs such as transportation, marketing, processing and gathering. For the six months ended June 30, 2014, transportation, capacity and processing fees accounted for approximately 49.1% of our total Production and Lease Operating Expense as compared to 37.7% in the first half of 2013. These types of agreements typically have a term of several years, and we expect fees associated with these agreements to continue to comprise a significant portion of our Production and Lease Operating Expense.

G&A Expense for the first half of 2014 increased approximately $4.1 million, or 26.0%, to $19.6 million from the same period in 2013. The year-over-year increase is predominately due to the expansion of our Appalachian Basin operations and our corporate headquarters that is commensurate with our overall organizational growth.

Exploration Expense for the six months ended June 30, 2014 was approximately $3.4 million, as compared to $4.3 million for the same period in 2013. Approximately $2.2 million of the expense incurred in 2014 was due to geological and geophysical type expenditures and delay rentals in the Appalachian Basin and $1.1 million was due to geological and geophysical type expenditures in the Illinois Basin. Approximately $2.7 million of the expense incurred in 2013 was due to geological and geophysical type expenditures and delay rentals in the Appalachian Basin and $1.6 million was due to geological and geophysical type expenditures and dry hole expense in the Illinois Basin.

DD&A expenses for the six months ended June 30, 2014 increased approximately $17.5 million, or 72.8%, from $24.1 million for the same period in 2013. The period-over-period increase in DD&A expense is consistent with the growth in our asset base, reserves and production since the comparable period of 2013.

Field Service Operating Expense for the six months ended June 30, 2014 totaled approximately $21.4 million, as compared to $6.7 million for the same period 2013. Our field services operating expenses are largely variable in nature and fluctuate commensurate with our level of activity. Increased activity and demand in the Appalachian Basin surrounding the Marcellus and Utica Shale plays has led to the growth of our field service activities, particularly those associated with water pipeline construction and water transfer for well completion operations. As compared to the first six months of 2013, we have experienced declining gross margins in our field services business primarily due to the diversification of our business, which has included new lower margin service offerings such as pipeline construction and water hauling.

Interest Expense for the six months ended June 30, 2014 was approximately $14.6 million, as compared to $9.8 million during the first quarter of 2013. The increase in interest expense was due to our issuance of an additional $100.0 million of Senior Notes in April 2013 and the increase in the outstanding balance of our Senior Credit Facility in 2014.

Gain (Loss) on Derivatives, net included a loss of approximately $10.0 million for the first half of 2014 as compared to a gain of $3.2 million for the same period in 2013. Changes were attributable to the volatility of oil, NGL and gas commodity prices along with changes in our portfolio of outstanding derivatives. Losses from derivative activities generally reflect higher oil, NGL and gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil, NGL and gas production volumes given the highly volatile oil, NGL and gas commodities market.

Income Tax Expense was approximately $10.1 million for the six months ended June 30, 2014 as compared to $7.1 million for the six months ended June 30, 2013. In addition to the variance in Income from Continuing Operations, Before Income Tax, the change was primarily due to a change in the estimated effective state tax rate driven by our increased activities in the state of Ohio.

Net Income Attributable to Rex Energy for the first half of 2014 was approximately $16.9 million, as compared to $10.9 million for the comparable period in 2013, as a result of the factors discussed above.

	Other Performance Measurements
	For Three Months Ended June 30,		For Six Months Ended June 30,
	2014	2013	2014	2013
EBITDAX (in thousands) (a)	$44,011	$33,265	$93,146	$59,346
LOE per Mcfe	$1.84	$1.67	$1.83	$1.81
G&A per Mcfe	$0.79	$0.99	$0.86	$1.07

(a)	EBITDAX is a non-GAAP measure. See “Non-GAAP Financial Measures” for our reconciliation of EBITDAX to net income.

EBITDAX (Non-GAAP)

EBITDAX (Non-GAAP) from continuing operations increased approximately $10.8 million to $44.0 million for the three-month period ended June 30, 2014, as compared to the same period in 2013. EBITDAX from continuing operations increased approximately $33.8 million to $93.1 million for the six-month period ended June 30, 2014, as compared to the same period in 2013. The increase in EBITDAX can be primarily attributed to higher production and higher average sales prices for oil, natural gas and

NGLs for the six-month period ended June 30, 2014 and higher average sales prices for oil and NGLs for the three-month period ended June 30, 2014, resulting in increased operating revenues. These increases were partially offset by an increase in operating expenses and settlements on derivatives. See “Non-GAAP Financial Measures” for our reconciliation of EBITDAX to net income.

LOE per Mcfe

LOE per Mcfe measures the average cost of extracting oil, NGLs and natural gas from our basin reserves during the period. This measurement is also commonly referred to in the industry as our “lifting cost”. It represents the average cost of extracting one Mcf of natural gas equivalent from our oil, NGL and natural gas reserves in the ground. LOE per Mcfe increased to $1.84 for the three months ended June 30, 2014 as compared to $1.67 for the same period in 2013. LOE per Mcfe increased to $1.83 for the six months ended June 30, 2014 as compared to $1.81 for the same period in 2013. Our LOE is largely comprised of variable type costs such as transportation, marketing, processing and gathering. For the first half of 2014, transportation, capacity and processing fees accounted for approximately 49.1% of our total Production and Lease Operating Expense as compared to 37.7% in the first half of 2013. These agreements typically have a term of several years, and we expect them to continue to comprise a significant portion of our Production and Lease Operating Expense. Various agreements that we have entered include firm capacity rights, for which we may incur a fee for unused capacity. As we continue to grow our operations, particularly those in the Appalachian Basin, which have lower operating costs, we expect our lifting cost to decrease as we gain additional efficiencies of scale and utilize all of our firm capacity and transportation commitments.

G&A Expenses per Mcfe

Our G&A expenses include fees for well operating services, marketing, non-field level employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our G&A expenses in relation to our production because these expenses have a direct impact on our profitability. G&A expenses per Mcfe decreased to approximately $0.79 for the three-month period ended June 30, 2014, as compared to $0.99 for the same period in 2013. G&A expenses per Mcfe decreased to approximately $0.86 for the six-month period ended June 30, 2014, as compared to $1.07 for the same period in 2013. The year-over-year decrease is predominately due to our production growth, particularly in the Appalachian Basin, which was partially offset by an increase in expenses that is commensurate with our overall organizational growth.

Capital Resources and Liquidity

Our primary needs for cash are for the exploration, development and acquisition of oil and gas properties. During the six months ended June 30, 2014, we spent $225.7 million of capital on drilling projects, facilities and related equipment and acquisitions of unproved acreage. We funded our capital program with net cash flows from operations and net proceeds from our Senior Credit Facility. The remainder of our 2014 capital budget of $164.4 million to $179.4 million is expected to be funded primarily by cash on hand, cash flow from operations and borrowings under our Senior Credit Facility, of which approximately $173.0 million was available at June 30, 2014. On July 14, 2014, we issued $325.0 million in aggregate principal amount of 6.25% senior notes. We used the proceeds of this offering to repay all of the borrowings outstanding under our Senior Credit Facility, which was $218.0 million at the time of repayment. In connection with the offering of the notes, our borrowing base was automatically reduced by 25% of the principal amount of the notes to $293.8 million, all of which was available subsequent to the offering of the notes. The amounts remaining under our original 2014 capital budget do not contemplate expenditures related to capital interest or acquisitions of unproved acreage. We currently believe we have sufficient liquidity and cash flow to meet our obligations for the next twelve months; however, a significant drop in commodity prices, particularly natural gas, or reduction in production or reserves could adversely affect our ability to fund capital expenditures and meet our financial obligations. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may also elect to issue additional shares of stock, subordinated notes or other securities or sell non-core assets to fund capital expenditures, acquisitions, extend maturities or to repay debt.

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

Future Liquidity Considerations

In connection with certain marketing, transportation and processing agreements that we have entered into, we may be obligated to pay fees in connection with these agreements of $149.6 million over the next five years, depending on our levels of production. Also in connection with certain of these agreements, we have guaranteed the payment of obligations up to a maximum of $406.2 million over the life of the agreements.

Financial Condition and Cash Flows for the Six Months Ended June 30, 2014 and 2013

The following table summarizes our sources and uses of funds for the periods noted:

	Six Months Ended June 30, (in Thousands)
	2014	2013
Cash flows provided by operations	$86,571	$60,998
Cash flows used in investing activities	(225,431)	(137,683)
Cash flows provided by financing activities	142,911	101,904
Net increase in cash and cash equivalents	$4,051	$25,219

Net cash provided by operating activities increased by approximately $25.6 million in the first six months of 2014 over the same period in 2013. Strong production and commodity prices during the first half of 2014 resulted in increased cash flows from operations, which were offset by a reduction in working capital and settlements of derivatives. This offsetting decrease during the first six months of 2014 was primarily driven by an increase in our Accounts Receivable due to our growth in production and revenue and net cash payments on derivatives of $6.3 million in 2014 as compared to net cash receipts on derivatives of $4.8 million.

Net cash used in investing activities increased by approximately $87.7 million from the first six months of 2013 to $225.4 million in the first six months of 2014. This change can be primarily attributed to increased drilling and completion activity and acreage acquisitions in 2014 as compared to 2013.

Net cash provided by financing activities increased by approximately $41.0 million for the first six months of 2014 to $142.9 million from $101.9 million for the first six months of 2013. The increase was primarily due to net borrowings on Senior Credit Facility during the first half of 2014 of $144.7 million as compared to proceeds from our Senior Notes of $105.0 million in 2013.

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

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended June 30, 2014, there were no material changes to the critical accounting policies previously reported by us in our Annual Report on Form 10-K for the year ended December 31, 2013. We describe critical recently adopted and issued accounting standards in Item 1. Financial Statements—Note 6, “Recently Issued Accounting Pronouncements.”

Non-GAAP Financial Measures

EBITDAX

“EBITDAX” means, for any period, the sum of net income for such period plus the following expenses, charges or income to the extent deducted from or added to net income in such period: interest, income taxes, DD&A, unrealized losses from financial derivatives, exploration expenses and other similar non-cash charges, minus all non-cash income, including but not limited to, income from unrealized financial derivatives, added to net income. EBITDAX, as defined above, is used as a financial measure by our management team and by other users of its financial statements, such as our commercial bank lenders to analyze such things as:

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

The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income From Continuing Operations	$8,955	$13,441	$19,392	$11,099
Net Income Attributable to Noncontrolling Interests	(877)	(221)	(2,446)	(654)
Income From Continuing Operations Attributable to Rex Energy	8,078	13,220	16,946	10,445
Add Back Depletion, Depreciation, Amortization and Accretion	21,226	12,943	41,650	24,101
Add Back Non-Cash Compensation Expense	1,074	1,160	2,724	2,423
Add Back Interest Expense	7,503	5,826	14,638	9,831
Add Back Impairment Expense	16	105	41	170
Add Back Exploration Expenses	1,367	2,225	3,427	4,269
Add Back (Less) Loss (Gain) on Disposal of Assets	230	(751)	301	(760)
Add Back (Less) Loss (Gain) on Financial Derivatives	251	(11,741)	10,001	(3,201)
Add Back (Less) Cash Settlement of Derivatives	(1,457)	1,127	(6,333)	4,798
Less Non-Cash Portion of Noncontrolling Interests	(410)	(152)	(774)	(206)
Add Back Income Tax Expense	5,932	9,120	10,124	7,115
Add Back Non-Cash Portion of Equity Method Investments	201	183	401	361
EBITDAX From Continuing Operations	$44,011	$33,265	$93,146	$59,346
Net Income From Discontinued Operations	$—	$520	$—	$460
Add Back Exploration Expenses	—	44	—	97
Less Gain on Disposal of Assets	—	(973)	—	(969)
Add Back Income Tax Expense	—	355	—	313
Add EBITDAX From Discontinued Operations	$—	$(54)	$—	$(99)
EBITDAX (Non-GAAP)	$44,011	$33,211	$93,146	$59,247

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

For the three and six months ended June 30, 2014, we paid net settlements on oil, NGL and natural gas derivatives of approximately $2.0 million and 7.2 million, respectively, as compared to net receipts of approximately $1.1 million and $4.8 million for the comparable period in 2013, respectively. These gains and losses are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations. As of June 30, 2014, we had over 90% of our annualized 2014 oil production hedged through the remainder of 2014, over 80% and 40% of our annualized 2014 natural gas production hedged through the remainder of 2014 and 2015, and over 70% of our annualized 2014 NGL production hedged through the remainder of 2014, respectively. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future drilling and completion activity or the natural decline of our oil and gas production.

While the use of derivative arrangements limits the downside risk of adverse price movements, it may also limit our ability to benefit from increases in the prices of oil, NGLs and natural gas. We enter into all of our derivatives transactions with five counterparties and have a netting agreement in place with our counterparties. While we do not obtain collateral to support the agreements, we do monitor the financial viability of our counterparties and believe our credit risk is minimal on these transactions. Under these arrangements, payments are received or made based on the differential between a fixed and a variable commodity price. These agreements are settled in cash at expiration or exchanged for physical delivery contracts. In the event of nonperformance, we would be exposed again to price risk. We have additional risk of financial loss because the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the derivative transaction. Moreover, our derivatives arrangements generally do not apply to all of our production and thus provide only partial price protection against declines in commodity prices. We expect that the amount of our derivatives will vary from time to time.

For a summary of our current oil, NGL and natural gas derivative positions at June 30, 2014, refer to Item 1. Financial Statements—Note 9, “Fair Value of Financial and Derivative Instruments”.

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

We are exposed to various market risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decrease for a substantial period of time or decline significantly, revenues and cash flows would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil, NGLs and natural gas. Conversely, increases in the market prices for oil, NGLs and natural gas can have a favorable impact on our financial condition, results of operations and capital resources. Based on production through June 30, 2014, we project that a 10% decline in the price per barrel of oil and NGLs and the price per Mcf of gas from the first six months of the 2014 average would reduce our gross revenues, before the effects of derivatives, for the remaining six months of 2014 by approximately $15.4 million.

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

At June 30, 2014, we had the following commodity derivative contracts outstanding:

Period	Volume	Put Option	Floor	Ceiling	Swap	Long Call	Fair Market Value ($ in Thousands)
Oil
2014—Collar	30,000 Bbls	$—	$90.00	$97.65	$—	$—	$(189)
2014—Cap Swap	190,000 Bbls	81.32	—	—	97.84	—	(1,038)
2014—Three Way Collar	180,000 Bbls	77.92	88.98	103.39	—	—	(440)
2014—Deferred Put Spread	84,000 Bbls	75.00	90.00	—	—	—	(441)
2015—Three Way Collar	120,000 Bbls	78.75	89.06	100.44	—	—	(358)
2015—Call Protected Swap	30,000 Bbls	—	—	—	95.76	110.00	(48)
	634,000 Bbls						$(2,514)
Natural Gas
2014—Call	900,000 Mcf	$—	$—	$5.00	$—	$—	$(68)
2014—Three Way Collar	6,750,000 Mcf	3.53	4.19	4.70	—	—	(231)
2014—Swap	2,220,000 Mcf	—	—	—	3.96	—	(1,017)
2014—Collar	1,500,000 Mcf	—	3.81	4.54	—	—	(133)
2014—Swaption	1,200,000 Mcf	—	—	—	4.45	—	(578)
2014—Basis Swap	3,000,000 Mcf	—	—	—	(0.37)	—	2,834
2014—Cap Swap	1,800,000 Mcf	3.30	—	—	4.09	—	(518)
2015—Three Way Collar	6,900,000 Mcf	3.63	4.20	4.68	—	—	(89)
2015—Swap	1,200,000 Mcf	—	—	—	4.18	—	(137)
2015—Cap Swap	2,400,000 Mcf	3.28	—	—	4.10	—	(569)
2015—Call	2,400,000 Mcf	—	—	4.40	—	—	(717)
2015—Collar	1,200,000 Mcf	—	4.25	4.70	—	—	139
2015—Swaption	0 Mcf	—	—	—	4.40	—	(667)
2015—Basis Swap	600,000 Mcf	—	—	—	(0.35)	—	494
	32,070,000 Mcf						$(1,257)
NGLs
2014—Swap	474,000 Bbls	$—	$—	$—	$57.90	$—	$(158)
2015—Swap	42,000 Bbls	—	—	—	45.99	—	$35
	516,000 Bbls						$(123)

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and prime rate based, as determined by our lenders, and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on our obligations. In the past, we have used an interest rate swap agreement to manage risk associated with interest payments on amounts outstanding from variable rate borrowing under our Senior Credit Facility; however, during the three months ended June 30, 2014, we terminated our interest rate swap for net proceeds of approximately $0.6 million. During the three and six months ended June 30, 2014, we received cash payments of approximately $0.5 million and $0.9 million, respectively, related to our interest rate swaps. Based on our total debt as of June 30, 2014 of approximately $564.6 million, a 1.0% change in interest rates would impact our interest expense by approximately $5.6 million.

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

Our management (with the participation of our CEO and CFO) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2014, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2014, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.	Exhibits.

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REX ENERGY CORPORATION (Registrant)
Date: August 5, 2014	By:	/s/ Thomas C. Stabley
Thomas C. Stabley
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2014	By:	/s/ Michael L. Hodges
Michael L. Hodges
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
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

4.7

Indenture dated as of July 17, 2014 among Rex Energy Corporation, the Guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 17, 2014).

4.8	Form of 6.250% Senior Notes due 2022 (included in Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 17, 2014, and incorporated herein by reference).
4.9

Registration Rights Agreement dated as of July 17, 2014 among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with SEC on July 17, 2014).

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