Form 10-Q/A
period 2014-09-30
REX ENERGY CORP
filed 2015-01-30
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Rex Energy Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Original Report”) solely to re-file Exhibits 10.2 and 10.3 to the Original Report in response to comments from the Securities and Exchange Commission (the “SEC”) regarding confidential treatment requests submitted to the SEC with respect to Exhibits 10.2 and 10.3 of Item 6 of Part II of the Original Report, which is hereby amended to include revised redacted versions of Exhibits 10.2 and 10.3.

No other changes have been made to the Original Report. This Amendment No. 1 speaks as of the filing date of the Original Report on Form 10-Q and does not reflect any events that occurred subsequent to the filing of the Original Report or modify or update those disclosures therein in any way. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report.

PART II

OTHER INFORMATION

Item 6.	Exhibits.

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Amendment No. 1 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REX ENERGY CORPORATION (Registrant)

Date: January 30, 2015	By:	/s/ Thomas C. Stabley
Thomas C. Stabley
Chief Executive Officer (Principal Executive Officer)

Date: January 30, 2015	By:	/s/ Curtis J. Walker
Curtis J. Walker
Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1	Purchase and Sale Agreement dated as of August 11, 2014 by and between R.E. Gas Development, LLC and SWEPI LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 15, 2014) (pursuant to a request for confidential treatment, portions of this exhibit have been redacted and have been provided separately to the Securities and Exchange Commission).

3.1	Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

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

Form 8-K filed with the SEC on December 12, 2012).

4.6	Registration Rights Agreement, dated as of April 26, 2013, among Rex Energy Corporation, the Guarantors named therein, and RBC Capital Markets, LLC, KeyBanc Capital Markets Inc., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, on behalf of the initial purchasers named therein (included in Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2013, and incorporated herein by reference).

4.7	Indenture dated as of July 17, 2014 among Rex Energy Corporation, the Guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 17, 2014).

4.8	Form of 6.250% Senior Notes due 2022 (included in Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 17, 2014, and incorporated herein by reference).

4.9	Registration Rights Agreement dated as of July 17, 2014 among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with SEC on July 17, 2014).

4.10	Deposit Agreement, dated August 18, 2014, by and among the Company, Computershare Trust Company, N.A. and Computershare Inc., together as depositary, and holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 18, 2014).

4.11	Form of Depositary Receipt Representing the Depositary Shares (included as Exhibit A to Exhibit 4.10) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 18, 2014).

10.1**	Third Amendment to Amended and Restated Credit Agreement, effective as of July 11, 2014, by and among Rex Energy Corporation, KeyBank National Association, as Administrative Agent, and the other lenders signatory thereto.

10.2*	Amended and Restated Gas Gathering, Compression and Processing Agreement dated as of August 22, 2014 by and among R.E. Gas Development, LLC, MarkWest Liberty Bluestone, L.L.C. and Rex Energy Corporation (pursuant to a request for confidential treatment, portions of this exhibit have been redacted and have been provided separately to the Securities and Exchange Commission).

10.3*	Natural Gas Liquids Fractionation, Exchange and Marketing Agreement dated as of August 22, 2014 by and among R.E. Gas Development, LLC, MarkWest Liberty Midstream & Resources, L.L.C. and Rex Energy Corporation (pursuant to a request for confidential treatment, portions of this exhibit have been redacted and have been provided separately to the Securities and Exchange Commission).

10.4**	Fourth Amendment to Amended and Restated Credit Agreement, effective as of August 15, 2014, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and the other lenders signatory thereto.

10.5**	Fifth Amendment to Amended and Restated Credit Agreement effective as of September 12, 2014, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto.

31.1**	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2**	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Previously filed with the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014.