Form 10-K
period 2014-12-31
REX ENERGY CORP
filed 2015-03-02
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 was $853,065,924. This amount is based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date. Shares of common stock beneficially held by executive officers and directors of the registrant are not included in the computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

55,266,321 common shares, $.001 par value, were outstanding on February 26, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be held on May 8, 2015, are incorporated by reference herein in Items 10, 11, 12, 13 and 14 of Part III of this report.

REX ENERGY CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

Unless otherwise indicated, all references to “Rex Energy Corporation,” “the Company,” “our,” “we,” “us” and similar terms refer to Rex Energy Corporation and its subsidiaries. Natural gas is converted throughout this report at a rate of six Mcf of gas to one barrel of oil equivalent (“Boe”). NGLs are converted throughout this report at a rate of one barrel of NGLs to one Boe. The ratios of six Mcf of gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe of natural gas or NGLs may differ significantly from the price of a barrel of oil.

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. Factors that may cause our actual results, performance, or achievements to be materially different from those anticipated in forward-looking statements include, among others, the following:

●	economic conditions in the United States and globally;
●	conditions in the domestic and global capital and credit markets and their effect on us;
●	domestic and global supply and demand for oil, NGLs and natural gas;
●	volatility in oil, NGL and natural gas pricing;
●	new or changing government regulations, including those relating to environmental matters, permitting or other aspects of our operations;
●	the willingness and ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain oil price and production controls;
●	the adequacy and availability of our capital resources, credit and liquidity, including, but not limited to, access to additional borrowing capacity
●	the geologic quality of our properties with regard to, among other things, the existence of hydrocarbons in economic quantities;
●	uncertainties inherent in the estimates of our oil, NGL and natural gas reserves;
●	our ability to increase oil, NGL and natural gas production and income through exploration and development;
●	drilling and operating risks;
●	the success of our drilling techniques in both conventional and unconventional reservoirs;
●	the success of the secondary and tertiary recovery methods we utilize or plan to employ in the future;
●	the number of potential well locations to be drilled, the cost to drill, and the time frame within which they will be drilled;
●	the ability of contractors to timely and adequately perform their drilling, construction, well stimulation, completion and production services;
●	the availability of equipment, such as drilling rigs, and infrastructure, such as transportation, pipelines, processing and midstream services;
●	the effects of adverse weather or other natural disasters on our operations;
●	competition in the oil and gas industry in general, and specifically in our areas of operations;
●	changes in our drilling plans and related budgets;
●	the success of prospect development and property acquisitions;
●	the success of our business and financial strategies, and hedging strategies;
●	uncertainties related to the legal and regulatory environment for our industry and our own legal proceedings and their outcome; and
●	other factors discussed under “Item 1A. Risk Factors” of this report.

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

All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

PART I

ITEM 1	BUSINESS

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

We are headquartered in State College, Pennsylvania, and have regional offices in Bridgeport, Illinois; Cranberry, Pennsylvania; and Carrolton, Ohio.

We were incorporated in the state of Delaware on March 8, 2007. Our common stock currently trades on the NASDAQ Global Select Market under the symbol “REXX”. The information set forth in this report is exclusive of our discontinued operations related to the DJ Basin, for which the related assets were sold in 2012 and 2013, and Water Solutions Holdings, LLC and subsidiaries (“Water Solutions”), unless otherwise noted, which are classified as Discontinued Operations on our Consolidated Statements of Operations and Assets Held for Sale on our Consolidated Balance Sheets. In December 2014, our management and board of directors committed to a plan to sell Water Solutions, of which we own 60%, and began marketing the entity, which is available for immediate sale. We view the operations of Water Solutions as non-core to our exploration and production activities and plan to utilize the proceeds from its sale to fund further development within our core business operation.

At December 31, 2014, our estimated proved reserves had the following characteristics:

●	1.3 Tcfe;
●	62.8% natural gas, 32.9% NGLs and 4.3% crude oil and condensate;
●	43.9% proved developed; and
●	a reserve life index of approximately 23.7 years (based upon 2014 production).

At December 31, 2014, we owned an interest in approximately 1,902 oil and natural gas wells. For the quarter ended December 31, 2014, we produced an average of 196.0 net MMcfe per day, composed of approximately 62.8% natural gas, 11.1% oil and 26.1% NGLs.

We are one of the largest oil producers in the Illinois Basin, with average net production of 2,209 bopd in 2014, an increase of 4.1%, which was primarily attributable to the overall results of our development program in the region. In addition to our developmental shallow oil drilling in the Illinois Basin, we have implemented an enhanced oil recovery project, or EOR project, in the Lawrence Field in Lawrence County, Illinois, which we refer to as our Lawrence Field alkali-surfactant-polymer (“ASP”) Flood Project.

In the Appalachian Basin during 2014, we averaged net production of approximately 141.1 MMcfe per day of natural gas, NGLs and condensate. In 2014, we grew our reserves and production in the region primarily through Marcellus Shale, Upper Devonian Shale and Utica Shale drilling projects. As of December 31, 2014, including both developed and undeveloped acreage, we controlled approximately 342,100 gross (285,800 net) acres, in Pennsylvania that we believe are prospective for Marcellus Shale exploration, and 295,400 gross (268,700 net) acres in Pennsylvania that we believe are prospective for Burkett Shale exploration. In addition, as of December 31, 2014, we controlled approximately 352,900 gross (315,000 net) acres, which includes both developed and undeveloped acreage, in Pennsylvania and Ohio that we believe are prospective for Utica Shale exploration.

Our total revenue from continuing operations for the year ended December 31, 2014 was $298.0 million. Revenue was derived from $297.9 million in oil, natural gas and NGL sales and $0.1 million in other revenue.

For the year ended December 31, 2014, we drilled or participated in the drilling of 69.0 gross (49.6 net) wells. We placed into sales 60.0 gross (42.1 net) wells and ended the year with 25.0 gross (17.3 net) wells in inventory that are resting or awaiting completion.

The following table sets forth selected data concerning our continuing operations for production, estimated proved reserves and undeveloped acreage in our two operating regions for the periods indicated:

Basin/Region	2014 Average Daily Mcfe[1]	Total Proved Bcfe (as of December 31, 2014)	Percent of Total Proved Bcfe	PV-10 (as of December 31, 2014)[2](in millions)	Total Net Undeveloped Acres (as of December 31, 2014)[3]
Illinois Basin	13,252	42.4	3.2%	$165.8	49,200
Appalachian Basin	141,138	1,294.4	96.8%	$1,039.4	267,900
Total	154,390	1,336.8	100.0%	$1,205.2	317,100

[1]	Oil and NGLs are converted at the rate of one BOE to six Mcfe.
[2]

Represents the present value, discounted at 10% per annum (PV-10), of our estimated future net cash flows of our estimated proved reserves before income tax and asset retirement obligations. PV-10 is a non-GAAP financial measure because it excludes the effects of income taxes and asset retirement obligations. The most directly comparable GAAP measure is standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows includes the effects of estimated future income tax expenses and asset retirement obligations and is calculated in accordance with Accounting Standards Topic 932. Standardized measure is based on proved reserves as of fiscal year-end calculated using the unweighted arithmetic average first-day-of-month prices for the prior 12 months. PV-10 should not be considered as an alternative to the standardized measure of discounted future net cash flows as defined under GAAP. At December 31, 2014, our standardized measure was $1.0 billion. For an explanation of why we show PV-10 and a reconciliation of PV-10 to the standardized measure of discounted future net cash flows, please read “Selected Financial and Operating Data – Non-GAAP Financial Measures.” Please also read “Risk Factors – Our estimated proved reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves.”

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

High Quality Asset Base with Liquids-Weighted Growth. In the Appalachian Basin, we are focused on developing acreage that we believe to be prospective for three producing zones, including the Marcellus Shale, the Burkett Shale and the Utica Shale. We have allocated approximately $198.0 million of our 2015 operating capital budget to the continued development of these three producing zones. In the Illinois Basin, which is 100% oil producing, we are focused on conventional drilling and recompletion projects. We have allocated approximately $20 million of our 2015 operating capital budget to conventional and EOR opportunities in the Illinois Basin. A substantial portion of our acreage holdings are in liquids-rich areas prospective for oil, condensate and NGL production. As of December 31, 2014, our holdings believed to be prospective for liquids-rich production accounted for approximately 91.1% of our total net acreage.

Track Record of Reserve and Production Growth. Our management and operations teams have a proven track record of performance and have consistently demonstrated our ability to acquire and develop reserves at attractive costs in the basins in which we operate. As a result of this operational success, between December 31, 2009 and December 31, 2014, our proved reserves have grown at a compound annual growth rate (“CAGR”) of 60.6%. During the same time period, our proved natural gas and NGL reserves grew at a CAGR of 82.3%. Our production has grown at a CAGR of 62.6% between the fourth quarter of 2009 and the fourth quarter of 2014. We believe we have competitive finding and development costs as compared to our industry peers.

Significant Operational Control in Our Core Areas. As a result of successfully executing our strategy of acquiring concentrated acreage positions and operating properties with a high working interest, we currently operate and manage over 90.0% of our net acreage. Our high percentage of operated properties enables us to exercise a significant level of control with respect to the timing and scope of drilling, production, operating and administrative costs, in addition to leveraging our base of technical expertise in our core operating areas.

Financial Flexibility to Fund Growth. As of December 31, 2014, we had liquidity of $418.0 million, consisting of $400.0 million available under our revolving credit facility and cash on hand of approximately $18.0 million, which we believe combined with cash flow from our operations will be sufficient to fund our operations at least through 2015. We seek to maintain financial flexibility to allow us to actively develop our assets and execute attractive acquisition opportunities.

Business Strategy

Our goal is to build long-term stockholder value by growing reserves and production in a cost-effective manner. Key elements of our strategy include:

Develop Our Existing Properties. Our core leasehold consists entirely of interests in developed and undeveloped crude oil, NGL and natural gas resources located in the Appalachian and Illinois basins. We intend to pursue an active, technology-driven drilling program to develop and maximize the value of our existing acreage. We actively allocate capital between our two core basins in an effort to maximize value and estimated proved reserve growth based on our assessment of the relative risk of development and the economics of potential projects. Additionally, by concentrating our drilling and producing activities in our core areas, we are able to develop the regional expertise needed to interpret specific geological and operating trends and develop economies of scale in our operations. Our areas of focus include:

●	our Marcellus Shale play with approximately 342,100 gross (285,800 net) acres;
●	our Utica Shale play with approximately 323,500 gross (288,100 net) acres;
●	our Burkett Shale play with approximately 295,400 gross (268,700 net) acres;
●	our conventional drilling and recompletion projects in the Illinois Basin.

Employ Technological Expertise. We intend to utilize and expand the technological expertise that has enabled us to achieve a drilling success rate of approximately 96.5% over the last three years, to improve operations and to enhance field recoveries. We intend to continue to apply this expertise to our proved reserve base and our development projects.

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

Manage Commodity Price Exposure Through an Active Hedging Program. We actively hedge our future exposure to commodity price fluctuations by entering into oil, natural gas and NGL derivative contracts. This strategy is designed to provide us with stability in our cash flows to support our on-going capital requirements. As of December 31, 2014, we had over 75.0% of our 2014 oil production volumes hedged through 2015, over 75.0% and 25.0% of our 2014 natural gas production volumes hedged through 2015 and 2016, respectively, and over 15.0% of our 2014 NGL production volumes hedged through 2015. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future development or the natural decline of our oil and gas production.

Significant Accomplishments in 2014

We have described certain of our significant accomplishments in 2014 below.

●

Completed a significant acquisition in the Appalachian Basin. In September 2014, we completed the acquisition of approximately 208,000 gross (207,000 net) acres from SWEPI, LP, an affiliate of Royal Dutch Shell, plc (“Shell"), for approximately $120.6 million in cash. Included in the acquisition were several producing wells and properties in various stages of development. The assets we acquired are located in Armstrong, Beaver, Butler, Lawrence, Mercer and Venango counties in Pennsylvania and Columbiana and Mahoning counties in Ohio.

●

Completed a private placement of senior notes. In July 2014, we issued a $325.0 million aggregate principal amount of 6.25% senior notes due 2022 in a private offering at an issue price of 100.0%. The net proceeds of the senior note offering were approximately $318.8 million after discounts and expenses.

●

Completed an offering of convertible perpetual preferred stock. In August 2014, we completed a registered offering of 16,100 shares of 6.0% Convertible Perpetual Preferred Stock, Series A, par value $0.001 per share. The net proceeds of the offering were approximately $155.0 million, after deducting underwriting discounts, commissions and other offering expenses.

●

Horizontal drilling success. In our operated areas of the Appalachian Basin we drilled 50.0 gross (37.2 net) wells and placed 46.0 gross (35.7 net) wells into service during 2014. As of December 31, 2014, we had 22.0 gross (15.8 net) wells resting or awaiting completion between our operated and non-operated areas in the Appalachian Basin.

●

Decreased lease operating expenses. We have decreased our lease operating expenses, on a per-unit of production basis, for five consecutive years, from $4.66 per Mcfe in 2008 to $1.78 per Mcfe in 2014.

●

Production growth. Due to the success of our development programs in the Appalachian and Illinois basins, we increased our total production by 66.5% over 2014. Specifically, our oil production increased 24.8%, NGL production increased 154.0% and natural gas production increased 57.9%.

●

Reserves growth. Our total estimated proved reserves increased approximately 57.3% over 2014, consisting of an increase of 12.4% in estimated proved oil reserves, an increase of 58.8% in estimated proved NGL reserves and an increase of 61.0% in estimated proved natural gas reserves.

●

Continued expansion of drilling inventory. To continue to grow, the size of our prospect inventory must remain large. As of December 31, 2014, we controlled approximately 342,100 gross (285,800 net) acres that we believe to be prospective for the Marcellus Shale, 323,500 gross (288,100 net) acres that we believe to be prospective for the Utica Shale and 295,400 gross (268,700 net) acres that we believe to be prospective for the Burkett Shale. In addition, as of December 31, 2014, we had total proved undeveloped (“PUD”) reserves of approximately 750.1 Bcfe, comprising 197.0 gross PUD well locations.

●

Growth of liquids-rich production. For the year ended December 31, 2014, our production related to oil and NGLs comprised approximately 34.3% of our total production as compared to the year ended December 31, 2013, where our production related to oil and NGLs comprised approximately 30.7% of our total production.

Plans for 2015

Our budgeted capital spending for 2015 is approximately $180.0 - $220.0 million. The capital budget contemplates the drilling of approximately 26.0 gross (22.8 net) horizontal Marcellus and Burkett Shale wells in Butler County, Pennsylvania. We have plans to complete 24.0 gross (19.2 net) wells within Butler County, Pennsylvania. In our Ohio operating area, we plan to drill seven gross (seven net) and complete three gross (three net) horizontal Utica Shale wells.

Within the Illinois Basin, our budget of approximately $20.0 million contemplates a recompletion program for wells that were previously drilled as a part of our legacy conventional program and allows for limited new drilling and completion activity.

The following table summarizes our actual 2014 and our budgeted 2015 capital expenditures. The estimated capital expenditures are dependent on a number of factors, including industry conditions and our drilling success, and are subject to change. Our estimates do not reflect a budget for future acquisitions of proved oil and gas properties, corporate capital expenditures or the capital expenditures of our field services subsidiary. We will continue to monitor commodity prices and operating expenses to determine any necessary adjustments to our 2015 budget capital expenditures. A reduction in our budget capital expenditures could result in a decrease in expected production, reserves and cash flows.

	For the Years Ended December 31, ($ in thousands)
	2014 (Actual)	2015 (Estimated)
Capital Expenditures
Illinois Basin Drilling & Completion	$37,696	$7,000
Illinois Basin Other	3,890	13,000
Appalachian Basin Drilling & Completion	325,607	190,000
Appalachian Basin Midstream[1]	6,572	—
Appalachian Basin Other	16,784	8,000
Other Corporate Expenditures	873	2,000
Total Capital Expenditures[2]	$391,422	$220,000

[1]	2014 actual includes contributions to equity method investments and consolidated subsidiaries. We do not estimate these amounts for budget purposes.
[2]

We do not reflect estimate in the budget for future acquisitions of proved and unproved oil and gas properties or capitalized interest. Capital expenditures for the acquisition of unproved properties and capitalized interest for the year ended December 31, 2014 totaled approximately $169.4 million and $7.3 million, respectively.

Production, Revenues and Price History

The following table sets forth information regarding oil and gas production and revenues from continuing operations for the last three years:

	Production and Revenue by Region For the Years Ended December 31, ($ in thousands)
	2014	2013	2012
Appalachian Region:
Revenue	$225,511	$139,542	$69,260
Oil Production (Bbls)[1]	334,944	139,947	12,875
Natural Gas Production (Mcf)	37,011,177	23,446,755	18,016,700
C3+ NGL Production (Bbls)	1,531,131	819,670	358,049
Ethane (Bbls)	551,315	—	—
Total Production (Mcfe)[2]	51,515,517	29,204,457	20,242,244
Oil Average Sales Price	$74.84	$89.91	$78.83
Natural Gas Average Sales Price	$3.42	$3.71	$2.94
C3+ NGL Average Sales Price	$45.47	$48.66	$42.60
Ethane Average Sales Price	$7.83	$—	$—
Average Production Cost per Mcfe[3]	$1.33	$1.25	$1.23
Illinois Region
Revenue	$72,358	$74,377	$65,314
Oil Production (Bbls)	806,162	774,285	719,191
Total Production (Bbls)	806,162	774,285	719,191
Oil Average Sales Price	$89.76	$96.06	$90.82
Average Production Cost per Bbl[3]	$37.34	$31.21	$30.71
Total Company[2]
Revenue	$297,869	$213,919	$134,574
Oil Production (Bbls)	1,141,106	914,232	732,066
Natural Gas Production (Mcf)	37,011,177	23,446,755	18,016,700
C3+ NGL Production (Bbls)	1,531,131	819,670	358,049
Ethane Production (Bbls)	551,315	—	—
Total Production (Mcfe)[2]	56,352,489	33,850,167	24,557,390
Oil Average Sales Price	$85.38	$95.12	$90.61
Natural Gas Average Sales Price	$3.42	$3.71	$2.94
C3+ NGL Average Sales Price	$45.47	$48.66	$42.60
Ethane Average Sales Price	$7.83	$—	$—
Average Production Cost per Mcfe[3]	$1.75	$1.81	$1.91

[1]	Primarily consists of condensate.
[2]	Oil and NGLs are converted at the rate of one BOE to six Mcfe.
[3]	Excludes ad valorem and severance taxes.

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

Employees

As of December 31, 2014, we had 320 full-time employees, 164 of whom were field personnel. No employees are represented by a labor union or covered by any collective bargaining arrangement. We believe that our relations with our employees are good. We regularly utilize independent consultants and contractors to perform various professional services, particularly in the areas of drilling, completion, field services, oil and gas leasing and on-site production operation services.

Marketing and Customers

We market nearly all of our oil production from the properties that we operate in the Illinois Basin for both our interest and that of the other working interest owners and royalty owners. The majority of our oil is stored at well site tanks and sold to CountryMark Cooperative, LLP (“CountryMark”), a local refinery. Purchasers, including CountryMark, purchase our oil at our tank facilities and truck the oil to their refinery facilities. The revenue that we derived from our sales to CountryMark constituted approximately 24.1% of our oil, NGL and natural gas revenue from continuing operations in 2014. As such, we are currently significantly dependent on the creditworthiness of CountryMark. We have taken steps to monitor the creditworthiness of CountryMark, including obtaining a letter of credit corresponding to a significant portion of its projected monthly revenue.

In December 2009, we entered into a Master Crude Purchase Agreement (the “Master Crude Purchase Agreement”) with CountryMark that became effective as of January 1, 2010. Under the terms of the agreement, we agreed to sell, supply and deliver to CountryMark, and CountryMark agreed to receive and purchase from us, crude oil pursuant to purchase and sale order confirmations that we and CountryMark may enter into from time to time. Under the agreement, until we enter into a confirmation with CountryMark, neither party is under an obligation to purchase or sell any crude oil. The Master Crude Purchase Agreement provides that the term will automatically be extended for additional one-year periods unless, prior to October 1 of each year, either party gives written notice to the other. We have historically entered into confirmations for approximately one-year periods, although the terms of the confirmations have varied. For 2013, we entered into a confirmation with CountryMark, under which CountryMark purchased substantially all of the crude oil that we produced in 2013 in the Illinois Basin. That confirmation extends to purchases through December 2015. The confirmation does not obligate us to provide a specific volume of crude oil, and as of December 31, 2014, we were not committed to any delivery levels with CountryMark or any other party. In addition to the arrangements with CountryMark, we also have an offload facility at a nearby crude oil pipeline that Marathon Oil Corp. (“Marathon”) operates that has enabled us to diversify our purchasers in the Illinois Basin.

In the Appalachian Basin, our natural gas producing properties are located near existing pipeline systems and processing infrastructure. We have firm commitments for the sale of approximately 90,000 gross MMBTU per day in our Butler County, Pennsylvania operating area for our working interest and that of our working interest partners as of December 31, 2014. Additionally in Butler County, Pennsylvania, we have firm processing commitments with unaffiliated third parties for our liquids-rich gas totaling 150,000 gross MMBTU per day as of December 31, 2014, and increasing to 190,000 gross MMBTU per day by April 2015. In Ohio, we have a marketing agreement in place with BP Energy for 14,000 MMBtu per day. In addition to our marketing and processing agreements, we have several transportation agreements in the Appalachian Basin totaling commitments of approximately 145,000 gross MMBTU per day in 2015; 223,000 gross MMBTU per day in 2016; 360,000 gross MMBTU per day in 2017; 363,000 gross MMBTU per day in 2018; and 341,000 gross MMBTU per day in 2019.

In addition to our natural gas transportation and sales agreements, we also have agreements in place to transport and sell our ethane production. We began selling ethane via the ATEX and Mariner West pipelines during 2014. The initial term of the ATEX pipeline agreement expires 15 years from the date that we begin to deliver ethane to the ATEX pipeline, with us retaining a unilateral right to extend the initial term for successive periods of not less than one or more than five years so long as the shippers on the ATEX pipeline continue to ship an aggregate of 50,000 barrels per day of ethane. The initial term of the Mariner West pipeline agreement expires on December 31, 2028, but the agreement will automatically extend for successive one year terms thereafter until such time as either party gives 12 months’ notice of intent to terminate.

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

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection and the discharge of materials into the environment. These laws and regulations:

●	require the acquisition of permits or other authorizations before construction, drilling and certain other of our activities;
●	limit or prohibit construction, drilling and other activities on specified lands within wetlands, endangered species habitat, wilderness and other protected areas; and
●	impose substantial liabilities for pollution that may result from our operations;
●	require the installation of pollution control equipment in connection with operations;
●	place restrictions or regulations upon the use or disposal of the material utilized in our operations;
●	restrict the types, quantities and concentrations of various substances that can be released into the environment or used in connection with drilling, production and transportation activities;
●	require remedial measures to mitigate pollution from former and ongoing operations, such as site restoration, pit closure and plugging of abandoned wells; and
●	require the expenditure of significant amounts in connection with worker health and safety.

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

The federal Clean Air Act, and comparable state laws, regulates emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. In April 2012, the EPA issued a final rule under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAPs, programs. The rule establishes NSPS for certain wells, storage vessels, pneumatic controllers, compressors, and natural gas processing plants and revises the NESHAP for glycol dehydration units. This rule also requires all new hydraulically fractured wells and wells that are refractured to reduce emissions of Volatile Organic Compounds through “green completions.” Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Clean Air Act and associated state laws and regulations.

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

Available Information

We maintain an internet website under the name “www.rexenergy.com.” We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission (“SEC”). Our Corporate Governance Guidelines, the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, and the Code of Business Conduct and Ethics for directors, officers, employees and financial officers are also available on our website and in print to any stockholder who provides a written request to the Corporate Secretary at 366 Walker Drive, State College, PA 16801. Information contained on or connected to our website is not incorporated by reference into this report and should not be considered part of this report or any other filing that we make with the SEC.

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

Risks Related to Our Company

Oil, NGL and natural gas prices are volatile, and low prices could adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

The prices we receive for our oil, NGL and natural gas production heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities, and therefore their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

●	changes in global supply and demand for oil, NGLs and natural gas;
●	the condition of the U.S. and global economy impacting the global supply and demand for oil, NGLs and natural gas;
●	the actions of certain foreign states;
●	the price and quantity of imports of foreign oil and natural gas;
●	political conditions, including embargoes, in or affecting other oil producing activities;
●	the level of global oil and natural gas exploration and production activity;
●	the level of global oil and natural gas inventories;
●	production or pricing decisions made by the Organization of Petroleum Exporting Countries;
●	weather conditions;
●

availability of limited refining facilities in the Illinois Basin reducing competition and resulting in lower regional oil prices than in other U.S. oil producing regions and other factors that result in differentials to benchmark prices;

●	technological advances affecting energy consumption;
●	effect of energy conservation efforts; and
●	the price and availability of alternative fuels.

Furthermore, oil and natural gas prices continued to be volatile in 2014. For example, the WTI oil spot prices in 2014 ranged from a high of $107.26 to a low of $53.27 per Bbl and Henry Hub natural gas spot prices in 2014 ranged from a high of $6.15 to a low of $2.89 per MMBtu.

Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. For example, due to the significant decrease in commodity prices over the latter half of 2014, our capital expenditures budget for 2015 is considerably smaller than our actual capital expenditures for 2014.  The amount we will be able to borrow under our revolving credit facility will be subject to periodic redetermination based in part on current oil and natural gas prices and on changing expectations of future prices.

Lower oil, NGL and natural gas prices may not only decrease our revenues on a per-unit basis, but also may reduce the amount of oil, NGLs and natural gas that we can produce economically. The higher operating costs associated with many of our oil fields will make our profitability more sensitive to oil price declines. A sustained decline in oil, NGL or natural gas prices, or a further increase in our negative differentials, may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

We have substantial indebtedness and may incur substantially more debt, which could exacerbate the risks associated with our indebtedness.

As of December 31, 2014, we had approximately $676.4 million of debt outstanding, including $675.0 million related to our senior notes and $1.4 million related to other obligations. We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including under our revolving credit facility. At December 31, 2014, our $500 million revolving credit facility had a borrowing base of $400.0 million for secured borrowings, subject to periodic borrowing base redeterminations, with no outstanding borrowings.

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

We may incur substantially more debt in the future. The indentures governing our senior notes contain restrictions on our incurrence of additional indebtedness. These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, we could incur substantial additional indebtedness in compliance with these restrictions. Moreover, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness under the indenture.

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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration for, and development, production and acquisition of, oil and natural gas reserves. For 2015, we have budgeted $180.0 – $220.0 million for capital expenditures for development and exploration activities in the Appalachian and Illinois Basins. To date, we have financed capital expenditures primarily with proceeds from bank borrowings, cash generated by operations, public stock offerings, high-yield bond offerings, sales of non-core assets and joint venture agreements.

We intend to finance our future capital expenditures with proceeds from bank borrowings, the sale of debt or equity securities, asset sales, cash flow from operations and current and new financing arrangements, such as joint ventures; however, our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities. The issuance of additional equity securities could have a dilutive effect on the value of our common stock. Additional borrowings under our credit facility or the issuance of additional debt securities will require that a greater portion of our cash flow from operations be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and acquisitions. Our borrowing base is determined semi-annually, and may also be redetermined periodically at the discretion of our lenders. Lower oil and natural gas prices may result in a reduction in our borrowing base at the next redetermination. A reduction in our borrowing base could require us to repay any indebtedness in excess of the borrowing base. In addition, our credit facility imposes certain limitations on our ability to incur additional indebtedness other than indebtedness under our credit facility. If we desire to issue additional debt securities other than as expressly permitted under our credit facility, we will be required to seek the consent of the lenders in accordance with the requirements of the credit facility, which consent may be withheld by the lenders at their discretion. If we incur certain additional indebtedness, our borrowing base under our credit facility may be reduced. Also, our revolving credit contains covenants that restrict our ability to, among other things, materially change our business, approve and distribute dividends, enter into transactions with affiliates, create or acquire additional subsidiaries, incur indebtedness, sell assets, make loans to others, make investments, enter into mergers, incur liens, and enter into agreements regarding swap and other derivative transactions.

Our cash flow from operations and access to capital is subject to a number of variables, including:

●	our estimated proved reserves;
●	the level of oil and natural gas we are able to produce from existing wells;
●	our ability to extract NGLs from the natural gas we produce;
●	the prices at which oil, NGLs and natural gas are sold; and
●	our ability to acquire, locate and produce new reserves.

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

As a result of these covenants and restrictions, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Furthermore, our leverage covenant, which cannot exceed a ratio of net senior-secured debt to EBITDAX, a non-GAAP measure, of 1.75 to 1.0, expires on June 30, 2016, and reverts to our original leverage covenant of total net debt to EBITDAX of 4.25 to 1.0. For a definition of EBITDAX and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Item 6. Selected Historical Financial and Operating Data – Non-GAAP Financial Measures.”

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

Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil, NGL and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil, NGL or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves. Please see below for a discussion of the uncertainties involved in these processes. Our costs of drilling, completing and operating wells are often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures could be materially and adversely affected by any factor that may curtail, delay or cancel drilling, including the following:

●	delays imposed by or resulting from compliance with regulatory requirements;
●	unusual or unexpected geological formations;
●	pressure or irregularities in geological formations;
●	shortages of or delays in obtaining equipment and qualified personnel;
●	equipment malfunctions, failures or accidents;
●	unexpected operational events and drilling conditions;
●	pipe or cement failures;
●	casing collapses;
●	lost or damaged oilfield drilling and service tools;
●	loss of drilling fluid circulation;
●	uncontrollable flows of oil, natural gas and fluids;
●	fires and natural disasters;
●	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures, discharges of toxic gases or mishandling of fluids (including frac fluids) and underground migration issues;
●	adverse weather conditions;

●	reductions in oil and natural gas prices;
●	oil and natural gas property title problems; and
●	market limitations for oil and natural gas.

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

Our results of operations and cash flow may be adversely affected by risks associated with our oil, NGL and gas financial derivative activities, and our oil, NGL and gas financial derivative activities may limit potential gains.

We have entered into, and we expect to enter into in the future, oil and gas financial derivative arrangements corresponding to a significant portion of our oil and natural gas production. Many derivative instruments that we employ require us to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting our ability to realize the benefit of increases in oil and natural gas prices. We received net payments of $6.0 million related to our commodity derivative instruments for the year ended December 31, 2014.

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

Based on December 31, 2014 reserve estimates, we project that a 10% decline in the price per barrel of oil, price per barrel of NGLs and the price per Mcf of gas from average 2014 prices would reduce our gross revenues, before the effects of derivatives, for the year ending December 31, 2015 by approximately $39.0 million.

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

During 2014, we recorded impairment expense of approximately $132.6 million. Additional write downs could occur if oil and gas prices continue to decline or if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our drilling results, absent other mitigating circumstances. The risk we will be required to write down the carrying value of our properties increases when oil and gas prices are low or volatile. Because our properties currently serve, and will likely continue to serve, as collateral for advances under our existing and future credit facilities, a write-down in the carrying values of our properties could require us to repay debt earlier than we would otherwise be required. This could have a material adverse effect on our results of operations for the periods in which such charges are taken.

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

We base the estimated discounted future net cash flows from our estimated proved reserves on prices and costs in effect on the day of estimate. However, actual future net cash flows from our oil and natural gas properties also will be affected by factors such as:

●	actual prices we receive for oil and natural gas;
●	actual cost of development and production expenditures;
●	the amount and timing of actual production;
●	supply of and demand for oil and natural gas; and
●	changes in governmental regulations or taxation.

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

Our operations involve utilizing some of the latest drilling and completion techniques as developed by us and our service providers. Risks that we face while drilling horizontal wells include, but are not limited to, the following:

●	landing our wellbore in the desired drilling zone;
●	staying in the desired drilling zone while drilling horizontally through the formation;
●	running our casing the entire length of the wellbore; and
●	being able to run tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing our wells include, but are not limited to, the following:

●	the ability to fracture stimulate the planned number of stages;
●	the ability to run tools the entire length of the wellbore during completion operations; and
●	the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

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

Approximately 56.1% of our total estimated proved reserves were classified as proved undeveloped as of December 31, 2014. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling. Our reserve data assumes that we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove correct. We estimate that approximately $680.4 million in capital expenditures will be required over the next five years to develop our total proved undeveloped reserves. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic, potentially resulting in impairment. In addition, delays in the development of reserves could cause us to have to reclassify our estimated proved reserves as unproved reserves. Any such writeoffs of our reserves could reduce our ability to borrow money and could reduce the value of our securities.

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

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. In December 2012, the EPA issued an update stating that draft results of the study would be available for peer review in 2014 but as of February 2015, the draft results have not been released. In the interim, however, the EPA has utilized existing statutory authority under the SDWA, the Clean Water Act (“CWA”), Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and the Clean Air Act (“CAA”) to investigate, order actions, and potentially pursue penalties against some oil and natural gas producers where EPA believes their activities may have impacted the air or groundwater. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2015. In April, 2012, President Obama issued an executive order creating a task force to coordinate federal oversight over domestic natural gas production and hydraulic fracturing. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

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

We do not operate all of the properties in which we own an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, the operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interests could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our control, including the operator’s:

●	nature and timing of drilling and operational activities;
●	timing and amount of capital expenditures;
●	expertise and financial resources;
●	the approval of other participants in drilling wells; and
●	selection of suitable technology.

All of the value of our production and reserves is concentrated in the Appalachian Basin and Illinois Basin. Because of this concentration, any production problems or changes in assumptions affecting our proved reserve estimates related to these areas could have a material adverse impact to our business.

For the year ended December 31, 2014, approximately 91.4% of our net production came from the Appalachian Basin and 8.6% came from the Illinois Basin. As of December 31, 2014, approximately 96.8% of our estimated proved reserves were located in the fields that comprise the Appalachian Basin and 3.2% of our estimated proved reserves were located in fields that comprise the Illinois Basin. If mechanical problems, weather conditions or other events were to curtail a substantial portion of the production in one or both of these regions, our cash flow would be adversely affected. If ultimate production associated with these properties is less than our estimated reserves, or changes in pricing, cost or recovery assumptions in the area results in a downward revision of any estimated reserves in these properties, our business, financial condition and results of operations could be adversely affected.

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

We are a party to several transportation, marketing and processing agreements which commit us to payment obligations over the next five years. We may incur substantial shortfall costs if we are unable to meet our volume commitments or otherwise sell this capacity rights to third parties.

In the normal course of business we enter in to transportation, marketing and processing agreements to ensure future market outlets for our oil, NGLs and natural gas. These agreements commit us to future obligations to be paid regardless of volumes produced. As of December 31, 2014, we were a party to several transportation, marketing and processing agreements which commit us to approximately $217.5 million over the next five years. If we are unable to meet our volume commitments or otherwise convey our capacity rights to third parties we may incur substantial costs associated with these contracts without corresponding oil, NGL and natural gas volumes.

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

●

environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination and soil contamination;

●	abnormally pressured formations;
●	mechanical difficulties, such as stuck oil field drilling and service tools and casing collapses;
●	fires and explosions;
●	personal injuries and death; and
●	natural disasters.

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

The exploration, development, production and sale of oil, NGLs and natural gas are subject to extensive federal, state, and local laws and regulations. Such regulation includes requirements for permits to drill and to conduct other operations and for provision of financial assurances (such as bonds) covering drilling and well operations. Other activities subject to regulation are:

●	the location and spacing of wells;
●	the unitization and pooling of properties;
●	the method of drilling and completing wells;
●	the surface use and restoration of properties upon which wells are drilled;
●	the plugging and abandoning of wells;
●	the disposal of fluids used or other wastes generated in connection with our drilling operations;
●	the marketing, transportation and reporting of production; and
●	the valuation and payment of royalties.

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

In December 2009, the EPA published its findings that emissions of greenhouse gases (“GHGs”) present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic conditions. Based on these findings, in 2010 the EPA adopted two sets of regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, including one that requires a reduction in emissions of GHGs from motor vehicles and another that requires certain construction and operating permit reviews for GHG emissions from certain large stationary sources. The stationary source final rule addresses the permitting of GHG emissions from stationary sources under the Clean Air Act Prevention of Significant Deterioration, or PSD, construction and Title V operating permit programs, pursuant to which these permit programs have been “tailored” to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. In June 2014, the United States Supreme Court, in Utility Air Regulatory Group v. Environmental Protection Agency, struck down the EPA’s “tailoring” rule but affirmed the agency’s authority to regulate GHG emissions from facilities already subject to permitting requirements on the basis of their emission of conventional pollutants. In addition, in November 2010, the EPA issued a final rule requiring companies to report certain greenhouse gas emissions from oil and natural gas facilities. On July 19, 2011, the EPA amended the oil and natural gas facility greenhouse gas reporting rule to require reporting. Under this rule, initial reports became due in September 2012. We believe that we are in substantial compliance with these reporting obligations. The EPA has indicated that it will use GHG reporting data in considering whether to initiate further rulemaking to establish GHG emissions limits. Further, in April 2012 the EPA issued final New Source Performance Standards and National Emission Standards for Air Pollutants. This rule requires all new hydraulically-fractured wells to reduce emissions of Volatile Organic Compounds through “green completions.” The rule is designed to reduce GHG emissions during well completions. Also, Congress has from time to time considered legislation to reduce emissions of GHGs, and almost one-half of the states already have taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise restricts emissions of GHGs from our equipment and operations could require us to incur significant added costs to reduce emissions of GHGs or could adversely affect demand for the oil, natural gas and NGLs we produce. Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate change that could have significant physical effect, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse effect on our assets and operations.

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

Enactment of a Pennsylvania impact fee and severance tax on natural gas could adversely impact our results of existing operations and the economic viability of exploiting new gas drilling and production opportunities in Pennsylvania.

While Pennsylvania has historically not imposed a severance tax (relating to the extraction of natural gas), with a focus on its budget deficit and the increasing exploration of the Marcellus Shale, various legislation has been proposed since 2008. In February 2012, Pennsylvania implemented an impact fee. This law imposes an impact fee on all unconventional wells drilled in the Commonwealth of Pennsylvania in counties that elected to impose the fee. The fee, which changes from year to year, is based on the average annual price of natural gas as determined by the NYMEX price, as reported by the Wall Street Journal for the last trading day of each calendar month. The impact fee is initially imposed for the year after an unconventional well is spudded and is imposed annually for 15 years for a horizontal well and 10 years for a vertical well. There can be no assurance that the impact fee will remain as currently structured or that new or additional taxes will not be imposed.

Most recently, in February 2015, the Pennsylvania governor proposed the Pennsylvania Education Reinvestment Act, a new severance tax targeting proceedings from production of unconventional natural gas wells within the State of Pennsylvania.  The proposal includes a 5% tax on the value of the gas at the wellhead plus a 4.7 cents per thousand cubic feet of volume severed. Additionally, no portion of the tax imposed in this legislation would be allowed to be deducted from royalty payments. The Governor’s office has stated that this proposal would replace the existing impact fee. There is no assurance as to the final form of the proposal, or whether the proposal will be adopted. Changes to the current impact fee, or the imposition of a new severance tax, could negatively affect our future cash flows and financial condition.

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

We derive a significant amount of our revenue from sales to a relatively small number of purchasers. Approximately 83.9% of our commodity sales from continuing operations for the year ended December 31, 2014 were due from four customers, with the largest single customer accounting for 32.4%. If we were unable to continue to sell our oil, NGLs, or natural gas to these key customers, or to offset any reduction in sales to these customers by additional sales to our other customers, it could adversely affect our financial condition and results of operations. These companies may not provide the same level of our revenue in the future for a variety of reasons, including their lack of funding, a strategic shift on their part in moving to different geographic areas in which we do not operate or our failure to meet their performance criteria. The loss of all or a significant part of this revenue would adversely affect our financial condition and results of operations.

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

In the future we may issue our previously authorized and unissued securities, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our amended and restated certificate of incorporation to issue 100,000,000 shares of common stock and 100,000 shares of preferred stock with such designations, preferences, and rights as may be determined by our board of directors. As of February 25, 2015, there were 55,266,321 shares of our common stock issued and outstanding and 16,100 shares of our 6.0% Convertible Preferred Stock, Series A, issued and outstanding.

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

Our amended and restated certificate of incorporation, amended and restated bylaws, and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors and our Chairman and other executive officers, who collectively beneficially own approximately 13% of the outstanding shares of our common stock as of February 25, 2015.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws could have the effect of delaying or preventing a change of control of us and changes in our management. These provisions include the following:

●	the ability of our board of directors to issue shares of our common stock and preferred stock without stockholder approval;
●	the ability of our board of directors to make, alter, or repeal our bylaws without further stockholder approval;
●	the requirement for advance notice of director nominations to our board of directors and for proposing other matters to be acted upon at stockholder meetings;
●	requiring that special meetings of stockholders be called only by our Chairman, by a majority of our board of directors, by our Chief Executive Officer or by our President; and
●	allowing our directors, and not our stockholders, to fill vacancies on the board of directors, including vacancies resulting from removal or enlargement of the board of directors.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us.

As of February 25, 2015, our board of directors, including Lance T. Shaner, our Chairman, and our other executive officers collectively own approximately 13% of the outstanding shares of our common stock. Although this is not a majority of our outstanding common stock, these stockholders, acting together, will have the ability to exert influence over all matters requiring stockholder approval, including the election and removal of directors, any proposed merger, consolidation, or sale of all or substantially all of our assets and other corporate transactions.

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

Our amended and restated certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our stockholders. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, liquidation rights, or voting rights. If we issue additional preferred stock, it may adversely affect the market price of our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of the date of this filing, we have no unresolved comments from the staff of the SEC.

ITEM 2.	PROPERTIES

The table below summarizes certain data for our core operating areas at December 31, 2014:

	Average Daily Production (Mcfe per day)	Total Production (MMcfe)	Percent of Total Production	Total Estimated Proved Reserves (Bcfe)	Percent of Total Estimated Proved Reserves
Appalachian Basin	141,138	51,515	91.4%	1,294.4	96.8%
Illinois Basin	13,252	4,837	8.6%	42.4	3.2%
Total	154,390	56,352	100.0%	1,336.8	100.0%

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

Appalachian Basin

As of December 31, 2014, we owned an interest in approximately 610 producing natural gas wells in the Appalachian Basin, located predominantly in Pennsylvania and Ohio. In addition to our producing wells in the basin, we own 177.0 gross PUD drilling locations with total reserves of 745.6 Bcfe, and 19.0 gross locations with proved developed non-producing reserves totaling 54.1 Bcfe. At December 31, 2014, we had approximately 407,200 gross (339,500 net) acres in the Appalachian Basin under lease, of which 284,100 gross (267,900 net) acres were undeveloped. Of our total acreage holdings in the Appalachian Basin, we believe that approximately 295,400 gross (268,700 net) acres are prospective for three producing horizons, including the Marcellus, Utica and Burkett. Reserves at December 31, 2014 increased 492.7 Bcfe, or 61.5%, from 2013 due primarily to our successful drilling and exploration activities.

Capital expenditures in 2014 for drilling and facility development totaled $349.0 million, which funded the drilling of 51.0 gross (37.6 net) wells. During the year, we placed into service 52.0 gross (38.1 net) wells and had an inventory of 22.0 gross (15.8 net) wells resting or awaiting completion. Our plans for 2015 have allocated approximately $198.0 million in capital expenditures to our Marcellus, Utica and Burkett Shale project areas.

Marcellus Shale

As of December 31, 2014, we had interests in approximately 342,100 gross (285,800 net) Marcellus Shale prospective acres in areas of Pennsylvania, and we continue to expand our position by strategically filling in key pieces of acreage to complete drilling units. Our total acreage holdings include approximately 294,900 gross (268,200 net) acres that we believe to be prospective for liquid-rich Marcellus production. During 2014, we drilled, or participated in the drilling of 34.0 gross (23.5 net) Marcellus Shale wells and placed into service 39.0 gross (27.9 net) Marcellus Shale wells. Our estimated proved reserves related to the Marcellus Shale as of December 31, 2014, totaled approximately 1.1 Tcfe, including 162.0 PUD locations with estimated proved reserves of 679.7 Bcfe and seven proved non-producing locations with estimated proved reserves of 21.2 Bcfe.

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

Utica Shale

As of December 31, 2014, we had under lease approximately 352,900 gross (315,000 net) acres that we believe are prospective for the Utica Shale in Ohio and Pennsylvania. In Ohio, our holdings comprise approximately 29,400 gross (26,900 net) acres which we believe to be prospective for liquids-rich production. In Pennsylvania, we estimate that much of our acreage in Butler County is prospective for dry gas Utica Shale production as well as acreage in some other non-core areas of the state. As of December 31, 2014, we estimate Utica Shale acreage holdings in Pennsylvania of approximately 323,500 gross (288,100 net) acres. During 2014, we drilled 12.0 gross (10.6 net) Utica Shale wells and placed into service 12.0 gross (11.9 net) Utica Shale wells. Our estimated proved reserves related to the Utica Shale as of December 31, 2014, totaled approximately 140.6 Bcfe, including nine PUD locations with estimated proved reserves of 37.8 Bcfe and eight proved non-producing locations with estimated proved reserves of 27.5 Bcfe.

We are a party to one joint venture in Ohio related to our Utica Shale development. This joint venture, for which we serve as the operator, is with MFC Drilling, Inc. and covers an area of mutual interest in Belmont, Guernsey and Noble Counties, Ohio. Our average working interest in these areas is approximately 62.5%.

Burkett Shale

As of December 31, 2014, we had under lease approximately 295,400 gross (268,700 Net) acres prospective for the liquids-rich Upper Burkett Shale in Pennsylvania. During 2014, we drilled five gross (3.5 net) Burkett Shale wells and placed into service one gross (0.7 net) well. Our estimated proved reserves related to the Burkett Shale as of December 31, 2014 totaled approximately 59.3 Bcfe, including six PUD locations with estimated proved reserves of 28.1 Bcfe and four proved non-producing locations with estimated proved reserves of 5.4 Bcfe.

Illinois Basin

In the Illinois Basin, we own an interest in 1,292 oil wells. We have approximately 101,200 (80,800 net) acres owned and under lease.

Total estimated proved reserves in the Illinois Basin decreased approximately 5.7 Bcfe, or 11.9%, to approximately 42.4 Bcfe at December 31, 2014 when compared to year-end 2013, which was primarily due to downward revisions on certain conventional oil properties in the Basin as a result of pricing, well performance and production. Annual production increased 4.1% from 2013. Capital expenditures in 2014 for drilling and facility improvements in the region were approximately $41.6 million, which funded the drilling of 18.0 gross (12.0 net) wells, the recompletion of 23.0 gross (23.0 net) wells and the placement in to service of 37.0 gross (33.0 net) wells. These expenditures also covered work performed in the basin designed to optimize our secondary waterflood operations whereby we stabilized declining production.

We have a 2015 capital budget in the Illinois Basin of approximately $20.0 million which contemplates a small scale recompletion program and limited new drilling and development. Approximately $13.0 million of the 2015 capital budget is dedicated toward maintenance capital and health, safety and environment initiatives.

Estimated Proved Reserves

For estimated proved reserves as of December 31, 2014, proved locations were identified, assessed and justified using the evaluation methods of performance analysis, volumetric analysis and analogy. In addition, reliable technologies were used to support a select number of undeveloped locations in the Marcellus and Utica Shale Regions. Within the Marcellus and Utica Shale Regions, we used both public and proprietary geologic data to establish continuity of the formation and its producing properties. This data included performance data, seismic data, micro-seismic analysis, open hole log information and petro-physical analysis of the log data, mud logs, log cross-sections, gas sample analysis, drill cutting samples, measurements of total organic content, thermal maturity and statistical analysis. In our development area, these data demonstrated consistent and continuous reservoir characteristics.

The following table sets forth our estimated proved reserves as defined in Rule 4.10(a) of Regulation S-X and Item 1200 of Regulation S-K:

	Net Reserves
Category	Oil (Barrels)	NGL (Barrels)	Gas (Mcf)
Proved Developed	7,215,900	26,483,900	329,226,100
Proved Developed Non-Producing	412,200	2,731,100	36,447,200
Proved Undeveloped	2,056,600	44,037,500	473,511,800
Total Proved	9,684,700	73,252,500	839,185,100

All of our reserves are located within the continental United States. Reserve estimates are inherently imprecise and remain subject to revisions based on production history, results of additional exploration and development, prices of oil and natural gas and other factors. Please read “Item 1A.—Risk Factors—Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves.” You should also read the notes following the table below and our Consolidated Financial Statements for the year ended December 31, 2014 in conjunction with our reserve estimates.

The following table sets forth our estimated proved reserves at the end of each of the past three years:

	2014	2013	2012
Description
Proved Developed Reserves
Oil (Bbls)	7,628,100	7,742,500	9,216,100
Natural Gas (Mcf)	365,673,300	212,061,400	141,754,600
NGLs (Bbls)	29,215,000	16,322,500	10,143,700
Proved Undeveloped Reserves
Oil (Bbls)	2,056,600	877,100	159,700
Natural Gas (Mcf)	473,511,800	309,221,400	229,961,200
NGLs (Bbls)	44,037,500	29,808,200	21,536,200
Total Estimated Proved Reserves (Mcfe)[1,2,3]	1,336,808,300	849,784,600	618,050,000
PV-10 Value (millions)[2,4]	$1,205.2	$668.7	$500.5
Standardized Measure (millions)[2]	$1,025.4	$529.1	$396.1

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

[2]

Totals of estimated proved reserves, PV-10 Value and Standardized Measure exclude values from our DJ Basin properties which are classified as Held for Sale on our Consolidated Balance Sheet at December 31, 2012.

[3]	We converted crude oil and NGLs to Mcf equivalent at a ratio of one barrel to six Mcfe.
[4]

PV-10, a non-GAAP measure, represents the present value, discounted at 10% per annum of estimated future cash flows of our estimated proved reserves before income tax and asset retirement obligations. The estimated future cash flows set forth above were determined by using reserve quantities of estimated proved reserves and the periods in which they are expected to be developed and produced based on prevailing economic conditions. The estimated future production is priced based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period January through December 2014 of $91.48 per barrel of oil and $4.35 per Mcfe of natural gas. These prices are adjusted for transportation fees, quality and regional price differentials resulting in $88.02 per barrel of oil, $28.30 per barrel of NGLs and $3.455 per Mcf of natural gas. Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. For an explanation of why we show PV-10 and a reconciliation of PV-10 to the standardized measure of discounted future net cash flow, please read “Item 6. Selected Historical Financial and Operating Data – Non-GAAP Financial Measures.” Please also read “Item 1A. Risk Factors – Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves.”

Proved Undeveloped Reserves (PUDs)

As of December 31, 2014, our PUD reserves totaled 2.1 Mmbbl of oil, 44.0 Mmbbl of NGLs and 473.5 Bcf of natural gas, for a total of 750.1 Bcfe. The majority of our PUDs at year-end 2014 were associated with the Appalachian Basin. All of these projects are expected to have PUDs convert from undeveloped to developed as these projects begin production and/or production facilities are expanded or upgraded. Changes in PUDs that occurred during the year were due to:

●	conversion of approximately 75.4 Bcfe attributable to PUDs into proved developed reserves;
●

negative revisions of 37.2 Bcfe primarily related to a downward revision in the estimated recoverability of our future ethane production in Ohio, which is due primarily to the enhanced economics of blending ethane with our gas stream;

●	acquisitions of approximately 4.5 Bcfe related to our Shell asset acquisition in September 2014; and
●

364.9 Bcfe in PUDs due to extensions and discoveries, which are primarily related to the extension of proved acreage in areas that are believed to be prospective for the Marcellus, Utica and Burkett Shale, through our drilling activities. During 2014, we drilled 45.0 gross (33.4 net) wells that were not considered proved in addition to 24.0 gross (16.2 net) wells that were classified as PUDs as of December 31, 2013.

Costs incurred relating to the development of 24.0 gross (16.2 net) PUD locations converted to proved developed were approximately $73.7 million in 2014. Estimated future development costs relating to the development of our 197.0 gross (129.0 net) PUDs are projected to be approximately $69.3 million in 2015, $183.8 million in 2016, $172.3 million in 2017, $154.0 million in 2018, $100.2 million in 2019 and $0.7 million in 2020.

All of our PUD drilling locations are scheduled to be drilled within five years of their initial booking, including approximately 10.2% of the total in 2015. Initial production from these PUD locations is expected to begin between 2015 and 2020. We do not have PUD locations associated with reserves that have been booked for longer than five years. Approximately 62.0 gross (42.0 net) PUD locations were booked based on reliable technology. Reliable technologies include the use of both public and proprietary geologic data to establish continuity of the formation and its producing properties. This data includes performance data, seismic data, micro-seismic analysis, open hole log information and petro-physical analysis of the log data, mud logs, log cross-sections, gas sample analysis, drill cutting samples, measurements of total organic content, thermal maturity and statistical analysis. In cases where a producing lateral well has been drilled but not yet fracture stimulated, we use observations from drill cuttings and logs as reliable technology to confirm the resources are likely in place for extraction and to support scheduling the well for fracture stimulation in the near future.

Our estimated proved undeveloped reserves at December 31, 2014, include 51.0 gross (33.7 net) locations and 224.7 Bcfe of estimated proved reserves that were more than one offset away from a producing well. During 2014, we drilled 47.0 gross (35.5 net) wells that were more than one offset away from a producing well. Our estimated proved undeveloped reserves included five gross (five net) locations that generated positive future net revenue but negative present value discounted at 10%. Net reserve volumes associated with these locations were 2.1 Bcfe (approximately 0.2% of total estimated proved reserves and approximately 0.3% of estimated proved undeveloped reserves). Given our planned operating budget, strategy to hold the acreage by production, and expectations of future commodity prices, we plan to develop these locations over the next five years and therefore have included these locations in our PUD reserves.

The following table summarizes the changes in our proved undeveloped reserves for the year ended December 31, 2014:

Proved Undeveloped Reserves (Mcfe)	For the Year Ended December 31, 2014
Beginning proved undeveloped reserves	493,333,200
Undeveloped reserves converted to developed	(75,387,900)
Revisions	(37,192,800)
Extensions and discoveries	364,872,400
Acquisitions	4,451,500
Ending proved undeveloped reserves	750,076,400

Reserve Estimation

The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies.  NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.  Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Richard B. Talley, Jr. and Mr. David E. Nice.  Mr. Talley has been practicing consulting petroleum engineering at NSAI since 2004.  Mr. Talley is a Licensed Professional Engineer in the State of Texas (No. 102425) and has over 16 years of practical experience in petroleum engineering, with over 10 years experience in the estimation and evaluation of reserves.  He graduated from the University of Oklahoma in 1998 with a Bachelor of Science Degree in Mechanical Engineering and from Tulane University in 2001 with a Master of Business Administration Degree.  Mr. Nice has been practicing consulting petroleum geology at NSAI since 1998.  Mr. Nice is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 346) and has over 29 years of practical experience in petroleum geosciences, with over 16 years experience in the estimation and evaluation of reserves.  He graduated from the University of Wyoming in 1982 with a Bachelor of Science Degree in Geology and in 1985 with a Master of Science Degree in Geology.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

All of our reserve estimates are reviewed and approved by our Vice President, Reservoir Engineering and our President and Chief Operating Officer. Our Vice President, Reservoir Engineering holds a Bachelor of Science degree in Petroleum Engineering from UIS University, in Colombia, as well as a Masters of Petroleum Engineering from the University of Oklahoma and an M.B.A. from Rice University. He has more than 15 years of experience in reservoir engineering and determining estimated proved reserves under SEC guidelines. Our President and Chief Operating Officer holds a Bachelor of Science degree in Petroleum Engineering from the University of Wyoming and an M.B.A. from Pepperdine University, with approximately 25 years of experience working for companies such as Cano Petroleum, Pioneer Natural Resources and Union Pacific Resources.

Acreage and Productive Wells Summary

The following table sets forth, for our continuing operations, our gross and net acreage of developed and undeveloped oil and natural gas leases and our gross and net productive oil and natural gas wells as of December 31, 2014:

	Undeveloped Acreage[1]		Developed Acreage[2]		Total Acreage		Producing Gas Wells		Producing Oil Wells
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Appalachian Basin
Pennsylvania	259,400	243,800	111,500	62,100	370,900	305,900	585	280	—	—
Ohio	24,700	24,200	11,600	9,400	36,300	33,600	25	23	—	—
Total Appalachian Basin	284,100	268,000	123,100	71,500	407,200	339,500	610	303	—	—
Illinois Basin
Illinois	9,000	4,400	18,100	16,500	27,100	20,900	—	—	1,070	1,059
Indiana	38,200	33,000	15,400	14,700	53,600	47,700	—	—	219	214
Kentucky	20,000	11,900	600	300	20,600	12,200	—	—	3	2
Total Illinois Basin	67,200	49,300	34,100	31,500	101,300	80,800	—	—	1,292	1,275
Total	351,300	317,300	157,200	103,000	508,500	420,300	610	303	1,292	1,275

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

The following table sets forth, for our continuing operations, the gross and net acres of undeveloped land subject to leases summarized in the preceding table that will expire during the periods indicated:

	Expiring Acreage
	Gross	Net
Year Ending December 31,
2015	56,572	44,825
2016	146,201	139,462
2017	66,119	64,356
2018	40,910	32,671
2019	23,729	22,033
Thereafter	1,320	1,282
Total[1]	334,851	304,629
[1]	Will not reconcile to total undeveloped acreage due to acreage being subject to drilling commitments and acreage that may be held by production in a legal unit but is still considered undeveloped.

The expiring acreage set forth in the table above accounts for 72.5% our total net acreage. As of December 31, 2014, we have not assigned any estimated proved reserves to locations which are currently schedule to be drilled after lease expiration. We are continually engaged in a combination of drilling and development and discussions with mineral lessors for lease extensions, renewals, new drilling and development units and new leases to address the expiration of undeveloped acreage that occurs in the normal course of our business.

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

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Development:
Illinois Basin[1]	5.0	3.0	1.0	1.0	12.0	9.8
Appalachian Basin	24.0	16.2	3.0	2.7	2.0	1.4
Non-Productive	—	—	—	—	1.0	0.5
Total Developmental Wells	29.0	19.2	4.0	3.7	15.0	11.7
Exploratory:
Illinois Basin	10.0	7.0	16.0	16.0	—	—
Appalachian Basin	27.0	21.4	39.0	27.0	28.0	19.2
Non-Productive	3.0	2.0	2.0	2.0	—	—
Total Exploratory Wells	40.0	30.4	57.0	45.0	28.0	19.2
Total Wells	69.0	49.6	61.0	48.7	43.0	30.9
Success Ratio[2]	95.7%	96.0%	96.7%	95.9%	97.7%	98.4%
[1]	Does not include wells drilled for our ASP flood project, which is a longer lead time project for which results are not expected for several months.
[2]	Success ratio is calculated by dividing the total successful wells drilled divided by the total wells drilled.

Title to Properties

We believe that we have satisfactory title to all of our producing properties in accordance with generally accepted industry standards. As is customary in the industry, in the case of undeveloped properties, we often conduct a preliminary investigation of record title and related matters at the time of lease acquisition. We conduct more comprehensive mineral title opinion reviews, detailed topographic evaluations and infrastructure investigations before the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties. Individual properties may be subject to burdens that we believe do not materially interfere with the use or affect the value of the properties. Burdens on properties may include:

●	customary royalty interests;
●	liens incident to operating agreements and for current taxes;
●	obligations or duties under applicable laws;
●	development obligations under oil and gas leases;
●	net profit interests;
●	overriding royalty interests;
●	non-surface occupancy leases; and
●	lessor consents to placement of wells.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth in Note 25, Litigation, in the notes to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “REXX”. As of February 25, 2015, there were approximately 351 holders of record of our common stock.

The following table sets forth, for the periods indicated, the range of the daily high and low sale prices for our common stock as reported by NASDAQ.

2014	High	Low
First Quarter	$19.70	$16.74
Second Quarter	$22.00	$16.94
Third Quarter	$17.84	$12.38
Fourth Quarter	$13.19	$4.50

2013	High	Low
First Quarter	$16.62	$12.45
Second Quarter	$18.55	$14.41
Third Quarter	$22.99	$17.45
Fourth Quarter	$25.17	$17.80

The closing price of our common stock on February 25, 2015 was $4.79.

Dividends

We have not paid cash dividends on our common stock since our inception in March 2007. We do not anticipate paying any dividends on the shares of our common stock in the foreseeable future. We currently intend to reinvest our earnings to finance the expansion of our business. In addition, the terms of our revolving credit facility and the indentures governing our senior notes generally prohibit the payment of cash dividends to holders of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	402,561	$10.82	2,825,260
Equity compensation plans not approved by stockholders	—	$—	—

Issuer Purchases of Equity Securities

We do not have a stock repurchase program for our common stock.

Performance Graph

The following graph presents a comparison of the yearly percentage change in the cumulative total return on our common stock over the period from January 1, 2010 to December 31, 2014, with the cumulative total return of the S&P 500 index and the Dow Jones U.S. Oil and Gas Exploration and Production Index over the same period. The graph assumes that $100 was invested on January 1, 2010 in our common stock at the closing market price at the beginning of this period and in each of the other two indices, and the reinvestment of all dividends, if any. This historic stock price performance is not necessarily indicative of future stock performance.

	Rex Energy	DJ U.S. E&P Index	S&P
December 31, 2009	$100	$100	$100
December 31, 2010	$114	$116	$113
December 31, 2011	$123	$110	$113
December 31, 2012	$109	$115	$128
December 31, 2013	$164	$150	$166
December 31, 2014	$43	$132	$185

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

Summary Financial Data

The following table shows selected consolidated financial data of Rex Energy Corporation. The historical consolidated financial data has been prepared for Rex Energy Corporation for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. The historical consolidated financial statements for all years presented are derived from the historical audited financial data of Rex Energy Corporation. All material intercompany balances and transactions have been eliminated. This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and related notes as of December 31, 2014 and 2013 and for each of the years ended December 31, 2014, 2013 and 2012, included elsewhere in this report. These selected combined historical financial results may not be indicative of our future financial or operating results.

The following tables include the non-GAAP financial measure of EBITDAX. For a definition of EBITDAX and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Non-GAAP Financial Measures.”

	Rex Energy Corporation Consolidated
	Year Ended December 31, ($ in Thousands, Except per Share Data)
	2014	2013	2012	2011	2010
Statement of Operations Data:
Operating Revenue:
Oil, Natural Gas and NGL Sales	$297,869	$213,919	$134,574	$111,879	$67,224
Other Revenue	118	200	218	209	173
Total Operating Revenue	297,987	214,119	134,792	112,088	67,397
Operating Expenses:
Production and Lease Operating Expense	100,282	62,150	47,638	33,116	24,656
General and Administrative Expense	36,137	30,839	22,458	23,110	16,827
(Gain) Loss on Disposal of Assets	644	1,602	50	353	(16,395)
Impairment Expense	132,618	32,072	20,571	14,316	8,424
Exploration Expense	9,446	11,408	4,782	2,507	2,578
Depreciation, Depletion, Amortization & Accretion	94,467	62,386	44,955	27,671	21,422
Other Operating Expense	134	592	1,136	819	152
Total Operating Expenses	373,728	201,049	141,590	101,892	57,664
Income (Loss) from Operations	(75,741)	13,070	(6,798)	10,196	9,733
Other Income (Expense):
Interest Expense	(36,977)	(22,676)	(6,418)	(2,514)	(1,240)
Gain (Loss) on Derivatives, Net	38,876	(2,908)	10,687	18,916	6,055
Other Income (Expense)	90	6,739	98,653	10	(256)
Gain (Loss) on Equity Method Investments	(813)	(763)	(3,921)	81	(200)
Total Other Income (Expense)	1,176	(19,608)	99,001	16,493	4,359
Income (Loss) from Continuing Operations Before Income Tax	(74,565)	(6,538)	92,203	26,689	14,092
Income Tax Benefit (Expense)	26,915	4,154	(37,282)	(8,405)	(5,788)
Income (Loss) from Continuing Operations	(47,650)	(2,384)	54,921	18,284	8,304
Income (Loss) from Discontinued Operations, Net of Income Taxes	5,000	1,811	(8,623)	(33,660)	(2,521)
Net Income (Loss)	(42,650)	(573)	46,298	(15,376)	5,783
Net Income (Loss) Attributable to Noncontrolling Interests	4,039	1,557	819	(7)	(253)
Net Income (Loss) Attributable to Rex Energy	(46,689)	(2,130)	45,479	(15,369)	6,036
Preferred Stock Dividends	2,335	-	-	-	-
Net Income (Loss) Attributable to Common Shareholders	$(49,024)	$(2,130)	$45,479	$(15,369)	$6,036

	Rex Energy Corporation Consolidated
	Year Ended December 31, ($ in Thousands, Except per Share Data)
	2014	2013	2012	2011	2010
Earnings per Common Share
Basic - Net Income (Loss) From Continuing Operations Attributable to Rex Energy Common Shareholders	$(0.94)	$(0.05)	$1.06	$0.42	$0.19
Basic - Net Income (Loss) From Discontinued Operations Attributable to Rex Energy Common Shareholders	0.02	0.01	(0.18)	(0.77)	(0.05)
Basic - Net Income (Loss) Attributable to Rex Energy Common Shareholders	$(0.92)	$(0.04)	$0.88	$(0.35)	$0.14
Basic - Weighted Average Shares of Common Stock Outstanding	53,150	52,572	51,543	43,930	43,281
Diluted - Net Income (Loss) From Continuing Operations Attributable to Rex Energy Common Shareholders	$(0.94)	$(0.05)	$1.06	$0.41	$0.19
Diluted - Net Income (Loss) From Discontinued Operations Attributable to Rex Energy Common Shareholders	0.02	0.01	(0.18)	(0.76)	(0.05)
Diluted - Net Income (Loss) Attributable to Rex Energy Common Shareholders	$(0.92)	$(0.04)	$0.88	$(0.35)	$0.14
Diluted - Weighted Average Shares of Common Stock Outstanding	53,150	52,572	52,025	44,476	43,670

	Year Ended December 31,
	($ in thousands)
	2014	2013	2012	2011	2010
Cash Flow Data:
Cash provided by operating activities	$162,706	$108,316	$45,705	$64,507	$34,102
Cash used in investing activities	(560,036)	(313,518)	(100,742)	(276,574)	(94,921)
Cash provided by financing activities	413,526	163,127	87,216	212,855	66,245
Balance Sheet Data:
Cash and Cash Equivalents	17,978	1,307	43,234	11,423	10,871
Property and Equipment (net of Accumulated Depreciation)	1,224,208	892,006	650,735	479,624	274,710
Total Assets	1,401,721	991,396	772,710	601,551	407,085
Current Liabilities, including current portion of long-term debt	147,831	100,013	56,501	63,505	63,435
Long-Term Liabilities	722,517	474,458	303,915	245,772	38,974
Total Liabilities	870,348	574,471	360,416	309,277	102,409
Noncontrolling Interests	4,241	2,042	775	275	295
Stockholders' Equity	531,373	416,925	412,294	292,274	304,676
Other Financial Data:
EBITDAX from Continuing Operations[1]	174,469	132,972	85,516	65,205	27,159
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

	2014	2013	2012
Production
Oil (Bbls)	1,141,106	914,232	732,066
Natural Gas (Mcf)	37,011,177	23,446,755	18,016,700
C3+ NGLs (Bbls)	1,531,131	819,670	358,049
Ethane (Bbls)	551,315	—	—
Mcf Equivalent (Mcfe)	56,352,489	33,850,167	24,557,390
Oil and Natural Gas Sales
Oil Sales	$97,426	$86,959	$66,329
Natural Gas Sales	$126,500	$87,078	$52,992
C3+ NGL Sales	$69,626	$39,882	$15,253
Ethane Sales	$4,317	$—	$—
Total	$297,869	$213,919	$134,574
Average Sales Price (a)
Oil ($ per Bbl)	$85.38	$95.12	$90.61
Natural Gas ($ per Mcf)	$3.42	$3.71	$2.94
C3+ NGLs ($ per Bbl)	$45.47	$48.66	$42.60
Ethane ($ per Bbl)	$7.83	$—	$—
Mcf Equivalent ($ per Mcfe)	$5.29	$6.32	$5.48
Average Production Cost
Mcf Equivalent ($ per Mcfe)	$1.78	$1.84	$1.94
Estimated Proved Reserves (b)
Bcf Equivalent (Bcfe)	1,336.8	849.8	618.1
% Oil and NGL	37%	39%	40%
% Proved Producing	40%	41%	40%
PV-10 (millions)	$1,205.2	$668.7	$500.5
Standardized Measure (millions)	$1,025.4	$529.1	$396.1
(a)	Information excludes the impact of our financial derivative activities.
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

EBITDAX

“EBITDAX” means, for any period, the sum of net income (loss) for such period plus the following expenses, charges or income to the extent deducted from or added to net income (loss) in such period: interest, income taxes, gain (loss) on asset sales, depreciation, depletion, amortization, unrealized losses from financial derivatives, the retroactive portion of the Pennsylvania Impact Fee, exploration expenses and other non-cash charges, minus all non-cash income, including but not limited to, income from unrealized financial derivatives, added to net income (loss). EBITDAX, as defined above, is used as a financial measure by our management team and by other users of our financial statements, such as our commercial bank lenders, to analyze such things as:

●	Our operating performance and return on capital in comparison to those of other companies in our industry, without regard to financial or capital structure;
●	The financial performance of our assets and valuation of the entity without regard to financing methods, capital structure or historical cost basis;
●	Our ability to generate cash sufficient to pay interest costs, support our indebtedness and make cash distributions to our stockholders; and
●	The viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

	Year Ended December 31,
	(in thousands)
	2014	2013	2012	2011	2010
Net Income (Loss) from Continuing Operations	$(47,650)	$(2,384)	$54,921	$18,284	$8,304
Add Back Non-Recurring Costs[1]	-	-	2,809	-	-
Add Back Depletion, Depreciation, Amortization and Accretion	94,467	62,386	44,955	27,671	21,422
Add Back Non-Cash Compensation Expense	5,672	5,384	3,140	1,601	907
Add Back Interest Expense[2]	36,977	22,676	6,418	2,514	1,951
Add Back Impairment Expense	132,618	32,072	20,571	14,316	8,424
Add Back Exploration Expense	9,446	11,408	4,782	2,507	2,578
Add (Less) Back (Gain) Loss on Disposal of Asset[3]	644	(5,204)	(99,333)	353	(16,395)
Add (Less) Back (Gain) Loss on Financial Derivatives	(38,876)	2,908	(10,687)	(18,916)	(6,055)
Add Back Cash Settlement of Derivatives	7,281	7,128	16,219	6,212	95
Add Back Non-Cash Portion of Equity Method Investments	805	752	4,471	2,258	140
Less Non-Cash Portion of Noncontrolling Interests	-	-	(32)	-	-
Add Back (Less) Income Tax Expense (Benefit)	(26,915)	(4,154)	37,282	8,405	5,788
EBITDAX from Continuing Operations	$174,469	$132,972	$85,516	$65,205	$27,159
Income (Loss) from Discontinued Operations	$5,000	$1,811	$(8,623)	$(33,660)	$(2,521)
Net (Income) Loss Attributable to Noncontrolling Interests	(4,039)	(1,557)	(819)	7	253
Income (Loss) From Discontinued Operations Attributable to Rex Energy	961	254	(9,442)	(33,653)	(2,268)
Add Back Depletion, Depreciation, Amortization and Accretion	3,703	1,559	482	270	147
Add Back Non-Cash Compensation Expense	-	-	(31)	24	7
Add Back Interest Expense	629	106	25	1	-
Add Back Impairment Expense	67	-	19,784	13,491	439
Add Back Exploration Expense	-	97	867	33,812	2,664
Add (Less) Back (Gain) Loss on Disposal of Asset	(55)	(924)	(2,142)	149	-
Less Non-Cash Portion of Noncontrolling Interests	(1,738)	(631)	(108)	(157)	(119)
Add Back (Less) Income Tax Expense (Benefit)	768	1,373	(7,222)	(15,437)	(1,728)
EBITDAX from Discontinued Operations	$4,335	$1,834	$2,213	$(1,500)	$(858)
EBITDAX	$178,804	$134,806	$87,729	$63,705	$26,301

1	Includes $2.8 million related to the retroactive portion of the Pennsylvania Impact Fee for the year ended December 31, 2012.
2	Includes realized settlements on interest rate swap for the year ended December 31, 2010.
3	Includes gain on sale of Keystone Midstream Services, LLC of approximately $6.9 million and $99.4 million for the years ended December 31, 2013 and 2012, respectively.

PV-10

The following table shows the reconciliation of PV-10 to our standardized measure of discounted future net cash flows, the most directly comparable measure calculated and presented in accordance with GAAP. PV-10 represents our estimate of the present value, discounted at 10% per annum, of estimated future cash flows of our estimated proved reserves before income tax and asset retirement obligations. Our estimated future cash flows as of December 31, 2014, 2013 and 2012, were determined by using reserve quantities of estimated proved reserves and the periods in which they are expected to be developed and produced based on the prevailing economic conditions. The estimated future production for the years ended December 31, 2014, 2013 and 2012, was priced based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period January through December, without escalation, using $88.02 per Bbl, $94.28 per Bbl and $90.92 per Bbl of oil, respectively, and $3.455 per MMBtu, $3.588 per MMBtu and $2.94 per MMBtu of natural gas, respectively, as adjusted by lease for transportation fees and regional price differentials. Unadjusted prices for oil for the years ended December 31, 2014, 2013 and 2012, were $91.48 per Bbl, $93.42 per Bbl and $91.21, respectively. Unadjusted prices for natural gas for the years ended December 31, 2014, 2013 and 2012, were $4.35 per MMBtu, $3.67 per MMBtu and $$2.757 per MMBtu, respectively. NGLs were priced at $28.30 per Bbl, $26.37 per Bbl and $32.91 per Bbl for the

years ended December 31, 2014, 2013 and 2012, respectively, as adjusted by lease for transportation fees and regional price differentials. Management believes that PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. PV-10 should not be considered to be a superior measure to the standardized measure of discounted future net cash flows as computed under GAAP.

	2014	2013	2012
Reconciliation of standardized measure to PV-10
PV-10	$1,205.2	$668.7	$500.5
Less: Present value of future income tax discounted at 10%	(139.7)	(111.1)	(79.6)
Less: Present value of future asset retirement obligations discounted at 10%	(40.1)	(28.5)	(24.8)
Standardized measure of discounted future net cash flows	$1,025.4	$529.1	$396.1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are headquartered in State College, Pennsylvania, and have regional offices in Bridgeport, Illinois; Cranberry, Pennsylvania; and Carrolton, Ohio.

We have historically divided our operations into two principal business segments, exploration and production and field services. During the fourth quarter of 2014, our board of directors approved and committed to a plan to sell Water Solutions Holdings, LLC and its related subsidiaries (“Water Solutions”), which accounted for the majority of our field services segment. We view the activities of Water Solutions as non-core to our exploration and production operations and plan the use the proceeds from the future sale to fund future development within our exploration and production operation. The sale of Water Solutions is being actively marketed and we believe the sale will take place within the next 12 months. As a result, the assets and liabilities of Water Solutions have been classified as held for sale in the accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013 and the results of operations have been classified as discontinued operations in the accompanying Consolidated Statements of Operations as of December 31, 2014, 2013 and 2012.

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

In 2014, we grew our daily production by 66.5% year-over-year to 154.4 Mmcfe/day. The increase in production is primarily due to our successes in the Appalachian Basin, particularly our Marcellus Shale exploration and development in Butler County, Pennsylvania and our Utica Shale exploration and development in Ohio. We drilled 51.0 gross (37.6 net) operated wells within the Appalachian Basin, targeting primarily the Marcellus and Utica shales, including 38.0 gross (26.6 net) operated wells in Butler County, Pennsylvania and 12.0 gross (10.6 net) operated wells in Ohio. In the Illinois Basin, we drilled, or participated in the drilling of, 18.0 gross (12.0 net) conventional wells. With a drilling success rate of 96.0% in 2014, which included three dry hole exploratory wells in the Illinois Basin, we increased proved reserves by 57.3% from 849.9 Bcfe at December 31, 2013 to 1,336.8 Bcfe at December 31, 2014. As of December 31, 2014, we had approximately 407,200 gross (339,500 net) acres in the Appalachian Basin, of which 324,300 gross (295,200 net) acres are believed to be prospective for the liquids-rich portion of the Marcellus and Utica Shales.

In July 2014, we issued a $325.0 million aggregate principal amount of 6.25% senior notes due 2022 (the “2022 Senior Notes”) in a private offering at an issue price of 100.0% due to mature on August 1, 2022. The net proceeds of the 2022 Senior Notes, after discounts and expenses, were approximately $318.8 million. In August 2014, we completed a registered offering of 16,100 shares of 6.0% Convertible Perpetual Preferred Stock, Series A, par value $0.001 per share (the “Series A Preferred Stock”) that are represented by 1,610,000 depositary shares. The net proceeds of the offering were approximately $155.0 million, after deducting underwriting discounts, commissions and other offering expenses.

In September 2014, we completed the acquisition of approximately 208,000 gross (207,000 net) acres believed to be prospective for the Marcellus, Upper Devonian/Burkett and Utica Shales from Shell, for approximately $120.6 million in cash, after customary closing adjustments. Included in the acquisition were several producing wells and properties in various stages of development. The assets acquired are located in Armstrong, Beaver, Butler, Lawrence, Mercer and Venango counties in Pennsylvania and Columbiana and Mahoning counties in Ohio.

In 2013, we grew our daily production by 38.2% year-over-year to 92.7 Mmcfe/ day. The increase in production is primarily due to our successes in the Appalachian Basin, particularly our Marcellus Shale exploration and development in Butler County, Pennsylvania and our Utica Shale exploration and development in Ohio. We drilled 33.0 gross (26.1 net) operated wells within the Appalachian Basin, targeting primarily the Marcellus and Utica shales, including 19.0 gross (13.3 net) operated wells in Butler County, Pennsylvania and 14.0 gross (12.8 net) operated wells in Ohio. In the Illinois Basin, we drilled 19.0 gross (19.0 net) operated 53 conventional wells. With a drilling success rate of 96.7% in 2013, which included two dry hole exploratory wells in the Illinois Basin, we increased proved reserves by 37.5% from 618.1 Bcfe at December 31, 2012 to 849.9 Bcfe at December 31, 2013. As of December 31, 2013, we had approximately 183,500 gross (113,600 net) acres in the Appalachian Basin, of which 109,900 gross (82,400 net) acres that are prospective for the liquids-rich portion of the Marcellus and Utica shales.

In February 2012 we completed an underwritten public offering of 8,050,000 shares of our common stock, which included 1,050,000 shares of common stock issued upon the full exercise of the underwriters’ overallotment option, at a public offering price of $9.25 per share. The net proceeds of the transaction were approximately $70.6 million, after deducting underwriting discounts, commissions and other offering expenses. In May 2012, we divested our 28% interest in Keystone Midstream Services, LLC (“Keystone Midstream”), a midstream joint venture in Butler County, Pennsylvania. Net proceeds were approximately $128.1 million after certain post-closing adjustments. As of December 31, 2012, approximately $7.2 million remained in an escrow account, of which we received $6.9 million in 2013. In December 2012, we issued a $250.0 million aggregate principal amount of 8.875% senior notes (the “2020 Senior Notes”) in a private offering at an issue price of 99.3% due to mature on December 1, 2020. The net proceeds of the offering, after discounts and expenses, were approximately $242.2 million. In April 2013, we issued an additional $100.0 million in aggregate principal amount of 2020 Senior Notes in a private offering at an issue price of 105%. The net proceeds of the follow-on offering, after discounts and expenses, were approximately $102.8 million, excluding accrued interest.

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

Source of Our Revenue

We generate our revenue primarily from the sale of crude oil, NGLs and natural gas. Our operating revenue before the effects of financial derivatives from these operations, and their relative percentages of our total revenue, consisted of the following:

	Year Ended December 31,
	2014	% of Total	2013	% of Total	2012	% of Total
Sources of Revenue ($ in thousands)
Revenue from Oil Sales	$97,426	32.7%	$86,959	40.6%	$66,329	49.2%
Revenue from Natural Gas Sales	126,500	42.5%	87,078	40.7%	52,992	39.3%
Revenue from C3+ NGL Sales	69,626	23.4%	39,882	18.6%	15,253	11.3%
Revenue from Ethane Sales	4,317	1.4%	—	0.0%	—	0.0%
Other	118	0.0%	200	0.1%	218	0.2%
Total	$297,987	100.0%	$214,119	100.0%	$134,792	100.0%

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

●

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

●

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

●	Exploration Expenses. Geological and geophysical costs, seismic costs, delay rentals and the costs of unsuccessful exploratory wells, also known as dry holes.
●

Interest. We typically finance a portion of our working capital requirements and leasehold acquisitions with borrowings under our senior credit facility or with senior notes. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and our financing decisions. We may continue to incur significant interest expense as we continue to grow.

●

Depreciation, Depletion, Amortization and Accretion. The systematic expensing of the capital costs incurred to acquire, explore and develop natural gas and oil. As a successful efforts company, we capitalize all costs associated with our acquisition and development efforts and all successful exploration efforts, and apportion these costs to each unit of production through depreciation, depletion and amortization expense. This also includes the systematic, monthly accretion of the future abandonment costs of tangible assets such as wells, service assets, pipelines, and other facilities.

●

Income Taxes. We are subject to state and federal income taxes. We do pay some state and federal income taxes where our IDC deductions do not exceed our taxable income or where state income taxes are determined on another basis.

How We Evaluate Our Operations

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include EBITDAX (a non-GAAP measure), lease operating expense per Mcf equivalent (“Mcfe”), growth in our proved reserve base, and general and administrative expense per Mcfe. The following table presents these metrics for continuing operations for each of the three years ended December 31, 2014, 2013 and 2012.

	Performance Measurements
	For the Years Ended December 31,
	2014	2013	2012
EBITDAX ($ in thousands)	$174,469	$132,972	$85,516
Lease Operating Expense per Mcfe	$1.78	$1.84	$1.94
Total Estimated Proved Reserves (Bcfe)	1,336.8	849.8	618.1
G&A per Mcfe	$0.64	$0.98	$0.95

EBITDAX

“EBITDAX,” a non-GAAP measure, means, for any period, the sum of net income (loss) for such period plus the following expenses, charges or income (loss) to the extent deducted from or added to net income (loss) in such period: interest, income taxes, gain (loss) on sale of assets, depreciation, depletion, amortization, unrealized losses from financial derivatives, exploration expenses and other non-cash charges, minus all non-cash income, including but not limited to, income from unrealized financial derivatives, added to net income (loss). EBITDAX, as defined above, is used as a financial measure by our management team and by other users of our financial statements, such as our commercial bank lenders, to analyze such things as:

●	Our operating performance and return on capital in comparison to those of other companies in our industry, without regard to financial or capital structure;
●	The financial performance of our assets and valuation of the entity, without regard to financing methods, capital structure or historical cost basis;
●	Our ability to generate cash sufficient to pay interest costs, support our indebtedness and make cash distributions to our stockholders; and
●	The viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

For a definition of EBITDAX and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Item 6. Selected Financial Data-Non-GAAP Financial Measures.”

Our EBTIDAX growth since 2012 has been commensurate with the growth of our Appalachian Basin operations, where we have been successful in our exploration and development of three producing horizons: the Marcellus, Utica and Burkett Shales. The majority of our holdings in the Appalachian Basin have a liquids-producing component which, when combined with low operating costs, has enabled us to consistently improve our results. In addition, our Illinois Basin properties have continued to provide stable cash flows with 100.0% oil production.

Production Cost per Mcfe

Production costs are comprised of those expenses which are directly attributable to our producing oil and gas leases, including state and county production taxes, production related insurance, the cost of materials, maintenance, electricity, chemicals, gathering, processing, fuel and the wages of our field personnel. Our production costs per Mcfe are higher than those of many of our peers primarily because of the nature of our oil properties, many of which are mature waterflood properties. Our production cost per Mcfe produced in 2014 was $1.78, as compared to $1.84 in 2013 and $1.94 in 2012. As we continue to develop our non-proved properties prospective for the Marcellus and Utica Shales, which have a lower operating cost, we believe this metric will continue to decrease on a per-unit basis.

Growth in our Proved Reserve Base

We measure our ability to grow our estimated proved reserves over the amount of our total annual production. As we produce oil, NGLs and natural gas attributable to our estimated proved reserves, our estimated proved reserves decrease each year by that amount of production. We attempt to replace these produced estimated proved reserves each year through the addition of new estimated proved reserves through our drilling and other property improvement projects and through acquisitions. Our estimated proved reserves have increased since 2012, from 618.1 Bcfe at year end 2012 to 849.8 Bcfe at year end 2013 to 1,336.8 Bcfe at year end 2014. Our reserve replacement ratio for year end 2012 was approximately 802% based on total production for the year of 24.6 Bcfe and extensions, discoveries and other additions of 196.6 Bcfe. Our reserve replacement ratio for year end 2013 was approximately 923% based on total production for the year of 33.9 Bcfe, and extensions, discoveries and other additions of 312.5 Bcfe. Our reserve replacement ratio for year end 2014 was approximately 972% based on total production for the year of 56.4 Bcfe, and extensions, discoveries and other additions of 547.9 Bcfe. For 2014, our proved reserve base in the Appalachian Basin increased by approximately 61.5%, primarily due to our successful drilling and exploration program, while our estimated proved reserves in the Illinois Basin decreased by 11.9%. The decrease in our estimated proved reserves in the Illinois Basin was primarily due to production and negative revisions due to well performance.

General and Administrative Expenses per Mcfe

Our general and administrative expenses include fees for well operating services, non-field level employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our general and administrative expenses in relation to our production because these expenses have a direct impact on our profitability. In 2014, our general and administrative expenses per Mcfe produced decreased to $0.64 from $0.98 in 2013 and decreased from $0.95 in 2012.

Pennsylvania Impact Fee

In 2012, Pennsylvania instituted a natural gas impact fee on producers of unconventional natural gas. The fee is imposed on every producer of unconventional natural gas and applies to unconventional wells spud in Pennsylvania regardless of when spudding occurred. Unconventional gas wells that were spud prior to 2012 are considered to be spud in 2011 for purposes of determining the fee, which is considered year one for those wells. The fee for each unconventional natural gas well is determined using the following matrix, with vertical unconventional natural gas wells being charged 20% of the applicable rates:

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

For the year ended December 31, 2014, we incurred approximately $4.1 million in fees related to the natural gas impact fee. For the year ended December 31, 2013, we incurred approximately $3.2 million in fees related to the natural gas impact fee. For the year ended December 31, 2012, we incurred approximately $5.4 million in fees related to the natural gas impact fee. Of this amount, approximately $2.8 million was related to the first year fees for unconventional gas wells drilled prior to 2012. We have recorded these fees as Production and Lease Operating Expense on our Consolidated Statement of Operations.

Results of Continuing Operations

General Overview

Operating revenue increased 39.2% in 2014 over 2013. This increase was primarily due to increased oil, NGL and natural gas production in each of our operating regions, which was offset by lower average sales prices. For 2014, total production increased 66.5% to 56,352 MMcfe from 33,850 MMcfe in 2013.

Operating expenses increased $172.8 million in 2014, or 85.9%, as compared to 2013. Operating expenses are primarily composed of production expenses, general and administrative expenses (“G&A”), loss on disposal of assets, exploration expenses, impairment of oil and gas properties and depreciation, depletion, amortization and accretion expenses (“DD&A”). Approximately $100.5 million of this increase is due to impairment expense, which is primarily due to the write down of proved properties in the Illinois Basin as a result of the declining oil price late in 2014. Also contributing to the increase in operating expenses were increase in Production and Lease Operating Expense, G&A Expense and DD&A Expense, for which much of the increase can be attributable to an increase in variable type expenses that fluctuate with our level of activity.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Oil and gas revenue for the years ended December 31, 2014 and 2013 is summarized in the following table:

	For the Year Ended December 31,
($ in Thousands, except total Mcfe production and price per Mcfe)	2014	2013	Change	%
Oil, NGL and Gas Revenue:
Oil and condensate sales revenue	$97,426	$86,959	$10,467	12.0%
Oil derivatives realized (a)	$1,085	$(3,495)	$4,580	-131.0%
Total oil and condensate revenue and derivatives realized	$98,511	$83,464	$15,047	18.0%
Gas sales revenue	$126,500	$87,078	$39,422	45.3%
Gas derivatives realized (a)	$1,637	$10,885	$(9,248)	-85.0%
Total gas revenue and derivatives realized	$128,137	$97,963	$30,174	30.8%
C3+ NGL sales revenue	$69,626	$39,882	$29,744	74.6%
C3+ NGL derivatives realized (a)	$3,247	$(263)	$3,510	-1334.6%
Total C3+ NGL revenue and derivatives realized	$72,873	$39,619	$33,254	83.9%
Ethane sales revenue	$4,317	$—	$4,317	100.0%
Ethane derivatives realized (a)	$—	$—	$—	0.0%
Total ethane revenue and derivatives realized	$4,317	$—	$4,317	100.0%
Consolidated sales	$297,869	$213,919	$83,950	39.2%
Consolidated derivatives realized (a)	$5,969	$7,127	$(1,158)	-16.2%
Total oil, NGL and gas revenue and derivatives realized	$303,838	$221,046	$82,792	37.5%
Total Mcfe Production	56,352,489	33,850,167	22,502,322	66.5%
Average Realized Price per Mcfe, including the effects of derivatives	$5.39	$6.53	$(1.14)	-17.4%

Average realized price received for oil, NGLs and natural gas during 2014 was $5.39 per Mcfe, a decrease of 17.4%, or $1.14 per Mcfe, from the prior year. The average realized price for oil, including the effects of derivatives, in 2014 decreased 5.4% or $4.97 per barrel, whereas the average realized price for natural gas, including the effects of derivatives, decreased 17.0%, or $0.71 per Mcf, from 2013. The average realized price for NGLs, including the effects of derivatives, in 2014 decreased 23.3%, or $11.27 per barrel, from 2013. Our derivative activities effectively increased net realized prices by $0.11 per Mcfe in 2014 and $0.21 per Mcfe in 2013.

Production volume for 2014 increased 66.5% from 2013 primarily due to the success of our Marcellus and Utica Shale horizontal drilling activities in the Appalachian Basin, where production increased approximately 76.4%, or 22.3 Bcfe. We placed into service 52.0 gross (38.1 net) wells within the Appalachian Basin, primarily targeting the Marcellus and Utica Shales, during 2014. Production in the Illinois Basin for 2014 increased by 4.1% to 806,162 barrels as compared to the same period in 2013. The natural decline of our Illinois Basin properties was offset by increased oil production from our infill drilling and recompletion operations in the region. During 2014, we drilled 18.0 gross (12.0 net) wells and the recompletion of 23.0 gross (23.0 net) wells in the Illinois Basin.

Overall, our production for 2014 averaged approximately 154.4 Mmcfe per day, of which 12.1% was attributable to oil, 22.2% was attributable to NGLs and 65.7% was attributable to natural gas.

Statements of Operations for the years ended December 31, 2014 and 2013 are as follows:

	For the Year Ended December 31,
($ in Thousands)	2014	2013	Change	%
Statement of Operations Data:
Operating Revenue:
Oil, Natural Gas and NGL Sales	$297,869	$213,919	$83,950	39.2%
Other Revenue	118	200	(82)	-41.0%
Total Operating Revenue	297,987	214,119	83,868	39.2%
Operating Expenses:
Production and Lease Operating Expense	100,282	62,150	38,132	61.4%
General and Administrative Expense	36,137	30,839	5,298	17.2%
(Gain) Loss on Disposal of Assets	644	1,602	(958)	-59.8%
Impairment Expense	132,618	32,072	100,546	313.5%
Exploration Expense	9,446	11,408	(1,962)	-17.2%
Depreciation, Depletion, Amortization & Accretion	94,467	62,386	32,081	51.4%
Other Operating Expense	134	592	(458)	-77.4%
Total Operating Expenses	373,728	201,049	172,679	85.9%
Income (Loss) from Operations	(75,741)	13,070	(88,811)	-679.5%
Other Income (Expense):
Interest Expense	(36,977)	(22,676)	(14,301)	63.1%
Gain (Loss) on Derivatives, Net	38,876	(2,908)	41,784	-1436.9%
Other Income (Expense)	90	6,739	(6,649)	-98.7%
Gain (Loss) on Equity Method Investments	(813)	(763)	(50)	6.6%
Total Other Income (Expense)	1,176	(19,608)	20,784	-106.0%
Income (Loss) from Continuing Operations Before Income Tax	(74,565)	(6,538)	(68,027)	1040.5%
Income Tax Benefit (Expense)	26,915	4,154	22,761	547.9%
Income (Loss) from Continuing Operations	(47,650)	(2,384)	(45,266)	1898.7%
Income (Loss) from Discontinued Operations, Net of Income Taxes	5,000	1,811	3,189	176.1%
Net Income (Loss)	(42,650)	(573)	(42,077)	7343.3%
Net Income (Loss) Attributable to Noncontrolling Interests	4,039	1,557	2,482	159.4%
Net Inomce (Loss) Attributale to Rex Energy	(46,689)	(2,130)	(44,559)	2092.0%
Preferred Stock Dividends	2,335	-	2,335	100.0%
Net Income (Loss) Attributable to Common Shareholders	$(49,024)	$(2,130)	$(46,894)	2201.6%

Production and Lease Operating Expense increased approximately $38.1 million, or 61.4%, in 2014 from 2013. Since the first quarter of 2012, we have entered into several new transportation and marketing agreements to enhance our ability to sell our natural gas and NGLs. For the year ended December 31, 2014, these transportation and marketing agreements accounted for approximately 59.3% of our Production and Lease Operating Expense, as compared to 42.5% in 2013. These agreements typically have a term of several years, and we expect them to continue to comprise a significant portion of our Production and Lease Operating Expense. On a per unit of production basis, our lifting costs decreased to $1.78 per Mcfe during 2014 from $1.84 in 2013.

General and Administrative Expense of approximately $36.1 million for 2014 increased approximately $5.3 million, or 17.2%, from 2013. The year-over-year increase is predominately due to the expansion of our Appalachian Basin operations and our corporate headquarters and is commensurate with our overall organizational growth. On a per unit of production basis, our G&A expenses decreased to $0.64 per Mcfe during 2014 from $0.98 per Mcfe during 2013.

Impairment Expense increased to $132.6 million in 2014 from $32.1 million, an increase of 313.5%, in 2013. We evaluate impairment of our properties when events occur that indicate that the carrying value of these properties may not be recoverable. Approximately $113.4 million of the impairment during 2014 was attributable to proved properties and other fixed assets, of which approximately $103.9 million was attributable to the Illinois Basin and $9.5 million was attributable to the Appalachian Basin. In the Illinois Basin, which is 100% oil producing, the decline in estimated future oil prices as of December 31, 2014, caused the estimated future cash flows of certain properties to decrease below a level at which the carrying value could be recovered. In the Appalachian Basin, approximately $5.9 million of impairment was incurred for our salt water disposal well in Ohio due to the regulatory and environmental climate. We also incurred approximately $3.6 million of impairment related to shallow conventional gas properties in the Appalachian Basin, which is attributable to the decrease in estimated future natural gas pricing as of December 31, 2014. In addition to our proved property and fixed asset impairments, we also incurred approximately $18.9 million in unproved property impairments. In the Appalachian Basin, we incurred approximately $10.4 million in unproved property impairments related to expiring leases that will not be developed. In the Illinois Basin, we incurred approximately $8.5 million of unproved property impairment primarily due to the estimated future economics of the properties at the depressed commodity price environment at December 31, 2014. During 2013, we incurred approximately $29.3 million of expense related to the impairment of conventional oil properties in the Illinois Basin. The impairment in Illinois was focused in two areas where extensive development activity occurred during 2013. In addition to the development activity, future estimated prices for the sale of crude oil as of December 31, 2013 decreased to a level which did not support the recovery of the full carrying value of the properties.

Exploration Expense of oil, NGL and natural gas properties for 2014 decreased approximately $2.0 million from $11.4 million in 2013. Approximately $5.3 million of the expense incurred during 2014 is attributable to geological and geophysical expenditures and delay rental payments predominately associated with properties in the Appalachian Basin. Approximately $4.1 million of the expense incurred during 2014 was attributable to dry hole expense. During 2014, three exploratory dry holes were drilled in the Illinois Basin, resulting in $1.1 million in dry hole expense, while six exploratory projects in the Appalachian Basin were abandoned at various stages, resulting in $3.1 million in dry hole expense. Approximately $8.4 million of the expenses incurred during 2013 is attributable to geological and geophysical expenditures and delay rental payments. The remaining expense incurred during 2013 is related to two dry holes drilled in exploratory areas of the Illinois Basin.

Depletion, Depreciation, Amortization and Accretion Expense of approximately $94.5 million for 2014 increased approximately $32.1 million, or 51.4%, from 2013. Contributing to the increase in DD&A expense were lower reserves in the Illinois Basin despite additional capital spending in the region. Overall, the period over period increase in DD&A expense is consistent with the growth in our asset base, reserves and production since the comparable period in 2013.

Interest Expense for 2014 was approximately $37.0 million as compared to $22.7 million for 2013. The increase in interest expense was primarily due to the issuance of our 2022 Senior Notes in July 2014. We discuss our Senior Notes and senior credit facility later in this report, and in Note 11, Long-Term Debt, to our Consolidated Financial Statements.

Gain (Loss) on Derivatives, net for 2014 was a gain of approximately $38.9 million as compared to a loss of approximately $2.9 million for 2013. This change was attributable to the volatility of oil, NGL and natural gas commodity prices in the marketplace along with changes in our portfolio of outstanding collars and swap derivatives. Losses from derivative activities generally reflect higher oil, NGL and gas prices in the marketplace than were in effect at the time we entered into a derivative contract, while gains would suggest the opposite. Our derivative program is designed to provide us with greater predictability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market.

Other Income for 2014 was approximately $0.1 million as compared to $6.7 million in 2013. The gain recognized in 2013 was primarily attributable to approximately $6.9 million in proceeds related to the sale of our investment in Keystone Midstream in 2012 that were being held in escrow.

Income Tax Benefit for 2014 was approximately $26.9 million as compared to $4.2 million in 2013. The change was primarily due to the change in pre-tax loss. Also contributing to the period-over-period change are changes in estimates of current and deferred state taxes in addition to a valuation allowance in 2014 on the carrying value of our net operating loss carryforwards. Our effective tax rate in 2014 was approximately 36.1% as compared to 63.5% in 2013. The change in rates was primarily due to the impact of permanent differences on a lower pre-tax loss.

Preferred Stock Dividends for 2014 totaled approximately $2.3 million. In August 2014, we completed and offering 6.0% Convertible Perpetual Preferred Stock, for which we paid a dividend of $145.00 per preferred share in November 2014. Prior to August 2014, we did not have any preferred stock outstanding nor did we pay any dividends.

Net Loss Attributable to Rex Energy Common Shareholders for 2014 was approximately $49.0 million, as compared to approximately $2.1 million for 2013 as a result of the factors discussed above.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Oil and gas revenue for the years ended December 31, 2013 and 2012 is summarized in the following table:

	For the Year Ended December 31,
	2013	2012	Change	%
Oil, NGL and Gas Revenue ($ in thousands):
Oil sales revenue	$86,959	$66,329	$20,630	31.1%
Oil derivatives realized	(3,495)	(286)	(3,209)	1,122.0%
Total oil revenue and derivatives realized	$83,464	$66,043	$17,421	26.4%
Gas sales revenue	$87,078	$52,992	$34,086	64.3%
Gas derivatives realized	10,885	16,095	(5,210)	(32.4%)
Total gas revenue and derivatives realized	$97,963	$69,087	$28,876	41.8%
NGL sales revenue	$39,882	$15,253	$24,629	161.5%
NGL derivatives realized	(263)	410	(673)	(164.1%)
Total NGL revenue	$39,619	$15,663	$23,956	152.9%
Consolidated sales	$213,919	$134,574	$79,345	59.0%
Consolidated derivatives realized	7,127	16,219	(9,092)	(56.1%)
Total oil and gas revenue and derivatives realized	$221,046	$150,793	$70,253	46.6%
Total Mcfe production	33,850,167	24,557,390	9,292,777	37.8%
Average realized price per Mcfe, including the effects of derivatives	$6.53	$6.14	$0.39	6.4%

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

Statements of Operations for the years ended December 31, 2013 and 2012 are as follows:

	For the Year Ended December 31,
($ in Thousands)	2013	2012	Change	%
Statement of Operations Data:
Operating Revenue:
Oil, Natural Gas and NGL Sales	$213,919	$134,574	$79,345	59.0%
Other Revenue	200	218	(18)	-8.3%
Total Operating Revenue	214,119	134,792	79,327	58.9%
Operating Expenses:
Production and Lease Operating Expense	62,150	47,638	14,512	30.5%
General and Administrative Expense	30,839	22,458	8,381	37.3%
(Gain) Loss on Disposal of Assets	1,602	50	1,552	3104.0%
Impairment Expense	32,072	20,571	11,501	55.9%
Exploration Expense	11,408	4,782	6,626	138.6%
Depreciation, Depletion, Amortization & Accretion	62,386	44,955	17,431	38.8%
Other Operating Expense	592	1,136	(544)	-47.9%
Total Operating Expenses	201,049	141,590	59,459	42.0%
Income (Loss) from Operations	13,070	(6,798)	19,868	-292.3%
Other Income (Expense):
Interest Expense	(22,676)	(6,418)	(16,258)	253.3%
Gain (Loss) on Derivatives, Net	(2,908)	10,687	(13,595)	-127.2%
Other Income (Expense)	6,739	98,653	(91,914)	-93.2%
Gain (Loss) on Equity Method Investments	(763)	(3,921)	3,158	-80.5%
Total Other Income (Expense)	(19,608)	99,001	(118,609)	-119.8%
Income (Loss) from Continuing Operations Before Income Tax	(6,538)	92,203	(98,741)	-107.1%
Income Tax Benefit (Expense)	4,154	(37,282)	41,436	-111.1%
Income (Loss) from Continuing Operations	(2,384)	54,921	(57,305)	-104.3%
Income (Loss) from Discontinued Operations, Net of Income Taxes	1,811	(8,623)	10,434	-121.0%
Net Income (Loss)	(573)	46,298	(46,871)	-101.2%
Net Income (Loss) Attributable to Noncontrolling Interests	1,557	819	738	90.1%
Net Income (Loss) Attributable to Rex Energy	(2,130)	45,479	(47,609)	-104.7%

Production and Lease Operating Expense increased approximately $14.5 million, or 30.5%, in 2013 from 2012. Since the first quarter of 2012, we have entered into several new transportation and marketing agreements to enhance our ability to sell our natural gas and NGLs. For the year ended December 31, 2013, the transportation and marketing agreements accounted for approximately 42.5% of our Production and Lease Operating Expense as compared to 29.6% in 2012. These agreements typically have a term of several years, and we expect them to continue to comprise a significant portion of our Production and Lease Operating Expense. On a per unit of production basis, our lifting costs decreased to $1.84 per Mcfe during 2013 from $1.94 in 2012.

General and Administrative Expense of approximately $30.8 million for 2013 increased approximately $8.4 million, or 37.3%, from 2012. The year-over-year increase is predominately due to the expansion of our Appalachian Basin operations and our corporate headquarters and is commensurate with our overall organizational growth. On a per unit of production basis, our G&A expenses increased to $0.98 per Mcfe during 2013 from $0.95 per Mcfe during 2012.

Impairment Expense increased to $32.1 million in 2013 from $20.6 million in 2012, an increase of 55.9%. We evaluate impairment of our properties when events occur that indicate that the carrying value of these properties may not be recoverable. During 2013, we incurred approximately $29.3 million of expense related to the impairment of conventional oil properties in the Illinois Basin. The impairment in Illinois was focused in two areas where extensive development activity occurred during 2013. In addition to the development activity, future estimated prices for the sale of crude oil as of December 31, 2013 decreased to a level which did not support the recovery of the full carrying value of the properties. During 2012, our impairment charges were primarily due to non-core dry gas properties in the Appalachian Basin for which depressed natural gas prices caused a shift in the economics of the wells and certain tracts of acreage, rendering the prior carrying value of the assets to be greater than the fair value.

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

Depletion, Depreciation, Amortization and Accretion Expense of approximately $62.4 million for 2013 increased approximately $17.4 million, or 38.8%, from 2012. Contributing to the increase in DD&A expense were lower reserves in the Illinois Basin despite additional capital spending in the region. Overall, the period over period increase in DD&A expense is consistent with the growth in our asset base, reserves and production since the comparable period in 2012.

Interest Expense for 2013 was approximately $22.7 million as compared to $6.4 million for 2012. The increase in interest expense was primarily due to our outstanding senior notes. In December 2012, we issued $250.0 million aggregate principal amount of 8.875% senior notes, with a follow-on issuance of $100.0 million in April 2013. We discuss our Senior Notes and senior credit facility later in this report, and in Note 11, Long-Term Debt, to our Consolidated Financial Statements.

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

Other Income for 2013 was approximately $6.7 million as compared to $98.7 million in 2012. The gain recognized during 2012 is attributable to the sale of our investment in Keystone Midstream, for which we recorded a gain of approximately $99.4 million, which included a post-closing adjustment of $0.5 million and the receipt of escrow amounts of approximately $7.2 million. The gain recognized in 2013 was primarily attributable to approximately $6.9 million in proceeds related to the sale of our investment in Keystone Midstream that were being held in escrow.

Income Tax Expense (Benefit) for 2013 was a benefit of approximately $4.2 million as compared to expense of $37.3 million in 2012. The change was primarily due to the tax effect of the gain on the sale of our investment in Keystone Midstream during 2012. Also contributing to the period-over-period change are changes in estimates of current and deferred state taxes.

Net Income (Loss) Attributable to Rex Energy was a net loss of approximately $2.1 million in 2013, as compared to net income of approximately $45.5 million for 2012 as a result of the factors discussed above.

Capital Resources and Liquidity

Our primary financial resource is our base of oil, natural gas and NGL reserves. During 2014, we spent approximately $560.8 million of capital on drilling projects, facilities and related equipment and acquisitions of acreage, exclusive of our joint venture investments. Our capital program was funded by net cash flow from operations, the $318.8 million in net proceeds from our private offering of 2022 Senior Notes in July 2014, the $155.0 million in net proceeds from our 6.0% Convertible Perpetual Preferred Stock offering in August 2014 and through borrowings on our revolving credit facility. We expect that our 2015 capital budget of $180.0 - $220.0 million will continue to be funded primarily by cash flow from operations, non-core asset sales and borrowings under our revolving credit facility. We currently believe that we have sufficient liquidity and cash flow to meet our obligations for at least the next twelve months; however, a sustained drop in commodity prices or a reduction in production or reserves could adversely affect our ability to fund capital expenditures and meet our financial obligations. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may also elect to issue additional shares of stock, subordinated notes or other securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

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

Our cash flow from operations is driven by commodity prices and production volumes. Prices for oil, NGLs and natural gas are driven by, among other things, seasonal influences of weather, national and international economic and political environments and, increasingly, from heightened demand for hydrocarbons from emerging nations. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices could decrease our exploration and development expenditures. Cash flows from operations and borrowings from our revolving credit facility have been primarily used to fund exploration and development of our oil and gas interests. As of December 31, 2014, we did not have any borrowings outstanding under our revolving credit facility and had $400.0 million available to us with approximately $18.0 million of cash on hand. As of December 31, 2014, we were in compliance with all required debt covenants under our revolving credit facility and the indentures governing our senior notes.

Future Liquidity Considerations

In connection with certain marketing, transportation and processing agreements that we have entered into, we may be obligated to pay fees in connection with these agreements of $217.5 million over the next five years, depending on our levels of production. Also in connection with certain of these agreements, we have guaranteed the payment of obligations up to a maximum of $416.1 million over the life of the agreements. As the commitments are satisfied, these guarantees will decrease over time. For additional information on our commitments and guarantees, see Note 9, Commitments and Contingencies, to our Consolidated Financial Statements.

Our revolving credit facility contains a number of restrictive covenants and limitations that will impose significant operating and financial restrictions on us. In particular, our leverage covenant, which cannot exceed a ratio of net senior-secured debt to EBITDAX, a non-GAAP measure, of 1.75 to 1.0, expires on June 30, 2016, and reverts to our original leverage covenant of total net debt to EBITDAX of 4.25 to 1.0. Failure to comply with these covenants could have an adverse effect on our business. If an event of default under our revolving credit facility occurs and remains uncured, the lenders thereunder:

•	would not be required to lend any additional amounts to us;
•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;
•	may have the ability to require us to apply all of our available cash to repay these borrowings; or
•	may prevent us from making debt service payments under our other agreements.

For a definition of EBITDAX and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Item 6. Selected Historical Financial and Operating Data – Non-GAAP Financial Measures.”

Financial Condition and Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

The following table summarizes our sources and uses of funds for the periods noted:

	Year Ended December 31,
($ in Thousands)	2014	2013	2012
Cash flows provided by operations	$162,706	$108,316	$45,705
Cash flows used in investing activities	(560,036)	(313,518)	(100,742)
Cash flows provided by financing activities	413,526	163,127	87,216
Net increase (decrease) in cash and cash equivalents	$16,196	$(42,075)	$32,179

Net cash provided by operating activities increased by approximately $54.4 million in 2014 when compared to 2013, to $162.7 million. This increase in net cash provided by operating activities was primarily due to our overall increase in operating revenues attributable to our increase in production. This increase in cash flow was partially offset by an increase in operating expenses, primarily Production and Lease Operating Expense and G&A Expense. Net cash provided by operating activities increased by approximately $62.6 million in 2013 when compared to 2012, to $108.3 million. This increase in our cash flows provided by operating activities was primarily due to our overall increase in operating revenues attributable to our increase in production and revenue attributable to discontinued operations. This increase in cash flow was partially offset by an increase in operating expenses, primarily Production and Lease Operating Expense, G&A Expense and expenses related to discontinued operations. Also negatively affecting operating cash flows in 2013 was a decrease in gains from the settlement of derivatives.

Net cash used in investing activities increased by approximately $246.5 million in 2014 when compared to 2013, to $560.0 million. This increase was in large part due an increase in our capital spending during 2014, of which approximately $120.6 million was related to our acquisition of assets from Shell in September 2014. Net cash used in investing activities increased by approximately $212.8 million in 2013 when compared to 2012, to $313.5 million. This increase was in large part due an increase in our capital spending during 2013 in addition to a decrease in proceeds of approximately $122.1 million from the sale of assets and equity method investments, which was attributable to our sale of Keystone Midstream in 2012.

Net cash provided by financing activities increased by approximately $250.4 million in 2014 when compared to 2013, to $413.5 million. During 2014, we received combined proceeds of approximately $473.2 million from our preferred stock offering and private offering of 2022 Senior Notes. This was partially offset by net repayments of debt of approximately $56.0 million in 2014 as compared to net proceeds from debt of approximately $61.8 million in 2013. Net cash provided by financing activities increased by approximately $75.9 million in 2013 when compared to 2012, to $163.1 million. During 2013, we received combined proceeds from draws on our senior credit facility and our private offering of senior notes, net of repayments of debt, of approximately $166.7 million as compared to combined proceeds from draws on our senior credit facility, our public offering of common stock and our private offering of senior notes, net of repayments of debt, of $93.6 million in 2012.

Effects of Inflation and Changes in Price

Our results of operations and cash flows are affected by changing oil and natural gas prices. If the price of oil and natural gas increases or decreases, there could be a corresponding increase or decrease in our operating costs, as well as an increase or decrease in revenues. Inflation has had a minimal effect on our results.

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

Accounts Receivable

Our trade accounts receivable, which are primarily from oil, NGLs and natural gas sales and joint interest billings, are recorded at the invoiced amount and include production receivables. The production receivable is valued at the invoiced amount and does not bear interest. Accounts receivable also include joint interest billing receivables which represent billings to the non-operators associated with the drilling and operation of wells and are based on those owners’ working interests in the wells. We assess the financial strength of our customers and joint owners and record an allowance for bad debts as necessary. Our allowance for bad debts as of December 31, 2014 and 2013, was negligible.

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

We review assets for impairment when events or circumstances indicate a possible decline in the recoverability of the carrying value of such property. When circumstances indicate that an asset may be impaired, we compare expected undiscounted future cash flows at a producing field to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on our estimate of future oil, NGL and natural gas prices, operating costs, anticipated production from estimated proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate. Our estimates of future oil, NGL and natural gas prices are based on forward strip prices for NYMEX oil and Henry Hub natural gas. For unproved oil and gas properties, we analyze activity on the acreage prior to evaluating any fair value indicators, such as current drilling activity, drilling success, future development plans and the likelihood of expiration. Unproved oil and gas properties are impaired when it becomes more likely than not that a property will expire before it can be developed or an extension can be agreed upon. When evaluating the value of our unproved oil, NGL and natural gas properties, we analyze the level and success of current development, future development plans and changes in market value. Performing the impairment evaluations requires use of judgments and estimates since the results are dependent on future events, including estimates of future proved and unproved reserves, future commodity prices, the timing of future production, capital expenditures and the intent to develop properties, among others.

We recognized approximately $132.6 million, $32.1 million and $20.6 million of impairment from continuing operations on certain oil, NGL and natural gas properties for the years ending December 31, 2014, 2013 and 2012, respectively. We recorded these charges as Impairment Expense on our Consolidated Statements of Operations. For additional information, see Note 18, Impairment Expense, to our Consolidated Financial Statements.

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

Natural Gas and Oil Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil, NGLs and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. For the years ended December 31, 2014 and 2013, Netherland Sewell and Associates, Inc. (“NSAI”) prepared a consolidated reserve and economic evaluation of our proved oil and gas reserves. The preparation of our proved reserve estimates are completed in accordance with our internal control procedures, which include the verification of input data used by NSAI, as well as management review and approval.

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

For our field services activities, our services are generally sold based upon purchase orders, contracts or other agreements with customers that include fixed or determinable prices. We recognize revenue when services are performed and collection of the relevant receivables is probable. We contract for services either on a day rate or other contracted rate. In certain situations, revenue is generated from transactions that may include multiple products and services under one contract or agreement and which may be delivered to the customer over an extended period of time. Revenue from these arrangements is recognized in accordance with the above criteria and as each item or service is delivered.

Derivative Instruments

We use put and call options (collars), fixed rate swap contracts, swaptions, puts, deferred put spreads, cap swaps, call protected swaps, basis swaps and three-way collars to manage price risks in connection with the sale of oil, natural gas and NGLs. We also, from time to time, use interest rate swap agreements to manage interest rate exposure associated with our fixed rate senior notes. We have established the fair value of all derivative instruments using estimates determined by our counterparties and other third-parties. These values are based upon, among other things, future prices, volatility, time to maturity and credit risk. The values we report in our Consolidated Financial Statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

We report our derivative instruments at fair value and include them in the Consolidated Balance Sheets as assets or liabilities. The accounting for changes in fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. For derivative instruments designated for hedge accounting, for financial accounting purposes, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Any changes in fair value resulting from ineffectiveness are recognized immediately in earnings. During 2014, 2013 and 2012 we did not have any derivative instruments designated for hedge accounting.

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

For the year ended December 31, 2014, the net realized gain on oil, natural gas and NGL derivatives was approximately $6.0 million. For the year ended December 31, 2013, the net realized gain on oil, natural gas and NGL derivatives was approximately $7.1 million.

For the year ended December 31, 2014, our total net gain on oil, natural gas and NGL derivatives was approximately $37.6 million, as compared to a net loss of approximately $2.7 million on oil, NGL and natural gas derivatives for 2013. Derivative gains and losses are reported as Gain (Loss) on Derivatives, net in the Consolidated Statements of Operations.

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

For a summary of our current oil, NGL and natural gas derivative positions at December 31, 2014, refer to Note 12, Fair Value of Financial Instruments and Derivative Instruments, of our Consolidated Financial Statements.

Contractual Obligations

In addition to our capital expenditure program, we are committed to making cash payments in the future on various types of contracts and obligations. As of December 31, 2014, we do not have any off-balance sheet debt or other such unrecorded obligations and we have not guaranteed the debt of any other party. The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2014.

The following summarizes our contractual financial obligations for continuing operations at December 31, 2014 and their future maturities. We expect to fund these contractual obligations with cash generated from operating activities.

	Payment due by period (in thousands)
	2015	2016	2017	2018	2019	Thereafter	Total
Senior Notes (a)	$0	$0	$0	$0	$0	$675,000	$675,000
Operating Leases	1,279	1,264	1,243	822	746	180	5,534
Other Loans and Notes Payable	1,176	251	0	0	0	0	1,427
Derivative Obligations (b)	421	1,353	256	256	256	256	2,798
Firm Commitments (c)	40,515	38,782	52,296	55,113	53,963	692,320	932,989
Asset Retirement Obligations (d)	2,100	1,545	1,427	1,458	933	32,635	40,098
Total Contractual Obligations	$45,491	$43,195	$55,222	$57,649	$55,898	$1,400,391	$1,657,846
(a)

The amount included in the table represents the outstanding principal amount only. Interest paid on our senior notes will be approximately $51.4 million each year through 2020 and approximately $20.3 million in 2021 and 2022.

(b)	Derivative obligations represent open derivative contracts valued as of December 31, 2014, which were in a liability position.
(c)	Includes commitments for rig and completion services and sales, gathering and processing agreements.
(d)	The ultimate settlement and timing cannot be precisely determined in advance.

Interest Rates

At December 31, 2014, we did not have any borrowings outstanding under our revolving credit facility. The interest rates on outstanding balances during 2014 on our revolving credit facility averaged 2.2%. At December 31, 2014, we had $350.0 million in 2020 Senior Notes outstanding bearing interest at 8.875% annually and $325.0 million in 2022 Senior Notes outstanding bearing interest at 6.25% annually that will be paid bi-annually.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decrease for a substantial period of time or decline significantly, revenues and cash flows would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil, natural gas and NGLs. Conversely, increases in the market prices for oil, natural gas and NGLs can have a favorable impact on our financial condition, results of operations and capital resources. Based on December 31, 2014 reserve estimates, we project that a 10% decline in the price per barrel of oil, price per barrel of NGLs and the price per Mcf of gas from average 2014 prices would reduce our gross revenues, before the effects of derivatives, for the year ending December 31, 2015 by approximately $39.0 million.

We have designed our hedging policy to reduce the risk of price volatility for our production in the natural gas, NGL and crude oil markets. Our risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments that we use include fixed rate swap contracts, puts, collars, swaptions, deferred put spreads, cap swaps, call protected swaps basis swaps and three-way collars. The volume of derivative instruments that we may use are governed by the risk management policy and can vary from year to year, but under most circumstances will apply to only a portion of our current and anticipated production, and will provide only partial price protection against declines in commodity prices. We are exposed to market risk on our open contracts, to the extent of changes in market prices of oil, natural gas and NGLs. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged. Further, if our counterparties should default, this protection might be limited as we might not receive the benefits of the hedges.

We account for our commodity derivatives at fair value on a recurring basis. The fair value of our derivatives contemplate the impact of assumed counterparty credit risk, which are based on published credit ratings, public bond yield spreads and credit default swap spreads, as applicable. A 1% increase in counterparty credit risk would result in a decrease in net income of approximately $0.3 million based on our derivative assets as of December 31, 2014 of $34.2 million.

At December 31, 2014, the following commodity derivative contracts were outstanding:

Period	Volume	Put Option	Floor	Ceiling	Swap	Long Call	Fair Market Value ($ in Thousands)
Oil
2015 - Deferred Put Spreads	180,000 Bbls	$73.08	$83.33	$—	$—	$—	$1,413
2015 - Call Protected Swaps	30,000 Bbls	—	—	—	95.76	110.00	1,227
2015 - Three-Way Collars	675,000 Bbls	53.44	67.89	75.67	—	—	4,596
	885,000 Bbls						$7,236
Natural Gas
2015 - Swaps	6,300,000 Mcf	$—	$—	$—	$3.96	$—	$4,522
2015 - Swaptions	0 Mcf	—	—	—	—	—	(154)
2015 - Cap Swaps	8,400,000 Mcf	3.43	—	—	4.13	—	3,430
2015 - Three-Way Collars	13,500,000 Mcf	3.59	4.12	4.52	—	—	5,081
2015 - Calls	2,400,000 Mcf	—	—	4.40	—	—	(74)
2015 - Basis Swaps	10,380,000 Mcf	—	—	—	(0.77)	—	2,622
2016 - Swaps	1,500,000 Mcf	—	—	—	4.05	—	194
2016 - Cap Swaps	3,600,000 Mcf	3.45	—	—	4.11	—	884
2016 - Three-Way Collars	4,500,000 Mcf	3.56	4.09	4.43	—	—	1,277
2016 - Calls	7,320,000 Mcf	—	—	4.35	—	—	(1,096)
2016 - Basis Swaps	7,320,000 Mcf	—	—	—	(0.83)	—	(257)
2017 - Swaps	1,500,000 Mcf	—	—	—	4.05	—	194
2017 - Cap Swaps	2,100,000 Mcf	3.34	—	—	4.07	—	412
2017 - Three-Way Collars	1,800,000 Mcf	3.58	4.10	4.50	—	—	456
2017 - Basis Swaps	7,300,000 Mcf	—	—	—	(0.83)	—	(256)
2018 - Swaps	2,100,000 Mcf	—	—	—	4.05	—	272
2018 - Cap Swaps	1,800,000 Mcf	3.30	—	—	4.05	—	321
2018 - Basis Swaps	7,300,000 Mcf	—	—	—	(0.83)	—	(256)
2019 - Swaps	2,100,000 Mcf	—	—	—	4.05	—	272
2019 - Basis Swaps	7,300,000 Mcf	—	—	—	(0.83)	—	(256)
2020 - Swaps	2,400,000 Mcf	—	—	—	4.05	—	311
2020 - Basis Swaps	7,320,000 Mcf	—	—	—	(0.83)	—	(256)
2021 - Swaps	2,400,000 Mcf	—	—	—	4.05	—	311
	110,640,000 Mcf						$17,954
NGLs
2015 - Propane	258,000 Bbls	$—	$—	$—	$44.52	$—	$5,897
2015 - Ethane	109,500 Bbls	—	—	—	10.08	—	284
	367,500 Bbls						$6,181

Item 305(a) of Regulation S-K requires that tabular information relating to contract terms allow readers of the table to determine expected cash flows from the market risk sensitive instruments for each of the next five years. At December 31, 2014, we had commodity derivative contracts relating to production through 2021.

We are exposed to interest rate risk on our long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in the market interest rates which are lower than our current fixed rate. Variable rate debt, where the interest rate fluctuates, exposes us to changes in market interest rates, which may increase over time. As of December 31, 2014, we did not have any borrowings outstanding under our Senior Credit Facility, which is subject to variable rates of interest, and had $675.0 million of Senior Notes outstanding subject to a fixed interest rate. See Note 11, Long-Term Debt, to our Consolidated Financial Statements for additional information on our Senior Credit Facility and Senior Notes. Based on our total debt as of December 31, 2014 of approximately $676.4 million, a 1.0% change in interest rates would impact our interest expense by approximately $6.8 million.

As of December 31, 2013, we were party to $25.0 million notional fixed-to-variable interest rate swap to manage our interest rate exposure related to our Senior Notes. We entered into fixed-to-variable interest rate swaps during 2014; however, there were no arrangements in place as of December 31, 2014. The fair value of our interest rate swap as of December 31, 2013, was a liability of approximately $0.2 million. We utilize the mark-to-market accounting method to account for our interest rate swaps. We recognize all gains and losses related to these contract in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Income (Expense). During the year ended December 31, 2014, we received cash payments of approximately $1.3 million related to our interest rate swaps.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REX ENERGY CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors

Rex Energy Corporation:

We have audited the accompanying consolidated balance sheets of Rex Energy Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in noncontrolling interest and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Company’s internal controls over financial reporting as of December 31, 2014, based on criteria established in Internal Controls – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas

March 2, 2015

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except Share and Per Share Data)

	December 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and Cash Equivalents	$17,978	$1,307
Accounts Receivable	43,936	32,284
Taxes Receivable	504	5,189
Short-Term Derivative Instruments	29,265	5,668
Current Deferred Tax Asset	—	3,451
Inventory, Prepaid Expenses and Other	3,403	2,118
Assets Held for Sale	34,257	18,343
Total Current Assets	129,343	68,360
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	1,079,039	749,680
Unevaluated Oil and Gas Properties	322,413	189,385
Other Property and Equipment	46,361	58,317
Wells and Facilities in Progress	127,655	75,514
Pipelines	15,657	7,678
Total Property and Equipment	1,591,125	1,080,574
Less: Accumulated Depreciation, Depletion and Amortization	(366,917)	(188,568)
Net Property and Equipment	1,224,208	892,006
Deferred Financing Costs and Other Assets – Net	17,070	11,787
Equity Method Investments	17,895	18,708
Long-Term Derivative Instruments	4,904	535
Long-Term Deferred Tax Asset	8,301	—
Total Assets	$1,401,721	$991,396
LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$53,340	$30,345
Current Maturities of Long-Term Debt	1,176	1,340
Accrued Liabilities	59,478	48,204
Short-Term Derivative Instruments	421	4,663
Current Deferred Tax Liability	8,301	—
Liabilities Related to Assets Held for Sale	25,115	15,461
Total Current Liabilities	147,831	100,013
8.875% Senior Notes Due 2020	350,000	350,000
6.25% Senior Notes Due 2022	325,000	—
Premium on Senior Notes, Net	2,725	3,078
Senior Secured Line of Credit and Long-Term Debt	251	59,137
Long-Term Derivative Instruments	2,377	1,765
Long-Term Deferred Tax Liability	—	29,446
Other Deposits and Liabilities	4,018	4,992
Future Abandonment Cost	38,146	26,040
Total Liabilities	$870,348	$574,471
Commitments and Contingencies (See Note 13)
Stockholders’ Equity
Preferred Stock, $.001 par value per share, 100,000 shares authorized and 16,100 issued and outstanding on December 31, 2014 and 0 shares issued outstanding on December 31, 2013	$1	$—
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 54,174,763 shares issued and outstanding on December 31, 2014 and 54,186,490 shares issued and outstanding on December 31, 2013	54	54
Additional Paid-In Capital	617,826	456,554
Accumulated Deficit	(90,749)	(41,725)
Rex Energy Stockholders’ Equity	527,132	414,883
Noncontrolling Interests of Discontinued Operations	4,241	2,042
Total Stockholders’ Equity	531,373	416,925
Total Liabilities and Stockholders’ Equity	$1,401,721	$991,396

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

($ and Shares in Thousands, Except Per Share Data)

	Year Ended December 31,
	2014	2013	2012
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$297,869	$213,919	$134,574
Other Revenue	118	200	218
TOTAL OPERATING REVENUE	297,987	214,119	134,792
OPERATING EXPENSES
Production and Lease Operating Expense	100,282	62,150	47,638
General and Administrative Expense	36,137	30,839	22,458
Loss on Disposal of Asset	644	1,602	50
Impairment Expense	132,618	32,072	20,571
Exploration Expense	9,446	11,408	4,782
Depreciation, Depletion, Amortization and Accretion	94,467	62,386	44,955
Other Operating Expense	134	592	1,136
TOTAL OPERATING EXPENSES	373,728	201,049	141,590
INCOME (LOSS) FROM OPERATIONS	(75,741)	13,070	(6,798)
OTHER EXPENSE
Interest Expense	(36,977)	(22,676)	(6,418)
Gain (Loss) on Derivatives, Net	38,876	(2,908)	10,687
Other Income	90	6,739	98,653
Loss on Equity Method Investments	(813)	(763)	(3,921)
TOTAL OTHER INCOME (EXPENSE)	1,176	(19,608)	99,001
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(74,565)	(6,538)	92,203
Income Tax (Expense) Benefit	26,915	4,154	(37,282)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(47,650)	(2,384)	54,921
Income (Loss) From Discontinued Operations, Net of Income Taxes	5,000	1,811	(8,623)
NET INCOME (LOSS)	(42,650)	(573)	46,298
Net Income Attributable to Noncontrolling Interests	4,039	1,557	819
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(46,689)	$(2,130)	$45,479
Preferred Stock Dividends	2,335	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(49,024)	$(2,130)	$45,479
Earnings per common share:
Basic – Net Income (Loss) From Continuing Operations Attributable to Rex Energy Common Shareholders	$(0.94)	$(0.05)	$1.06
Basic – Net Income (Loss) From Discontinued Operations Attributable to Rex Energy Common Shareholders	0.02	0.01	(0.18)
Basic – Net Income (Loss) Attributable to Rex Energy Common Shareholders	$(0.92)	$(0.04)	$0.88
Basic – Weighted Average Shares of Common Stock Outstanding	53,150	52,572	51,543
Diluted – Net Income (Loss) From Continuing Operations Attributable to Rex Energy Common Shareholders	$(0.94)	$(0.05)	$1.06
Diluted – Net Income (Loss) From Discontinued Operations Attributable to Rex Energy Common Shareholders	0.02	0.01	(0.18)
Diluted – Net Income (Loss) Attributable to Rex Energy Common Shareholders	$(0.92)	$(0.04)	$0.88
Diluted – Weighted Average Shares of Common Stock Outstanding	53,150	52,572	52,025

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NONCONTROLLING INTERESTS

AND STOCKHOLDERS’ EQUITY

(in Thousands)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid- In Capital	Accumulated Deficit	Rex Energy Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
BALANCE December 31, 2011	44,859	$44	—	$—	$376,843	$(84,888)	$291,999	$275	$292,274
Non-Cash Compensation	—	—	—	—	3,079	(186)	2,893	—	2,893
Capital Distributions	—	—	—	—	—	—	—	(319)	(319)
Issuance of Restricted Stock, Net of Forfeitures	252	—	—	—	—	—	—	—	—
Stock Option Exercise	52	—	—	—	565	—	565	—	565
Issuance of common stock, net of issuance costs	8,050	8	—	—	70,575	—	70,583	—	70,583
Net Income	—	—	—	—	—	45,479	45,479	819	46,298
BALANCE December 31, 2012	53,213	$52	$—	$—	$451,062	$(39,595)	$411,519	$775	$412,294
Non-Cash Compensation	—	—	—	—	5,418	—	5,418	—	5,418
Issuance of Restricted Stock, Net of Forfeitures	924	—	—	—	—	—	—	—	—
Stock Option Exercise	49	2	—	—	534	—	536	—	536
Capital Distributions	—	—	—	—	—	—	—	(886)	(886)
Change in Ownership of Noncontrolling Interests	—	—	—	—	(460)	—	(460)	596	136
Net Income (Loss)	—	—	—	—	—	(2,130)	(2,130)	1,557	(573)
BALANCE December 31, 2013	54,186	$54	$—	$—	$456,554	$(41,725)	$414,883	$2,042	$416,925
Non-Cash Compensation	—	—	—	—	5,769	—	5,769	—	5,769
Issuance of Restricted Stock, Net of Forfeitures	(58)	—	—	—	—	—	—	—	—
Stock Option Exercise	47	—	—	—	515	—	515	—	515
Issuance of Preferred Stock	—	—	16	1	154,988	—	154,989	—	154,989
Dividends Declared on Preferred Stock ($145.00 per preferred share)	—	—	—	—		(2,335)	(2,335)	—	(2,335)
Capital Distributions	—	—	—	—	—	—	—	(1,840)	(1,840)
Net Income (Loss)	—	—	—	—	—	(46,689)	(46,689)	4,039	(42,650)
BALANCE December 31, 2014	54,175	$54	16	$1	$617,826	$(90,749)	$527,132	$4,241	$531,373

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in Thousands)

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(42,650)	$(573)	$46,298
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss on Equity Method Investments	813	763	3,921
Non-cash Expenses	6,789	6,230	3,191
Depreciation, Depletion, Amortization and Accretion	98,171	63,944	46,441
(Gain) Loss on Derivatives	(38,876)	2,908	(10,687)
Cash Settlements of Derivatives	7,281	7,128	16,219
Dry Hole Expense	4,064	2,993	656
Deferred Income Tax Expense (Benefit)	(25,992)	2,279	23,665
Impairment Expense	132,684	32,072	40,355
(Gain) Loss on Sale of Assets and Equity Method Investments	589	(6,211)	(100,551)
Changes in operating assets and liabilities
Accounts Receivable	(13,620)	(12,726)	(13,698)
Inventory, Prepaid Expenses and Other Assets	(1,359)	(885)	(92)
Accounts Payable and Accrued Liabilities	37,274	12,891	(8,832)
Other Assets and Liabilities	(2,462)	(2,497)	(1,181)
NET CASH PROVIDED BY OPERATING ACTIVITIES	162,706	108,316	45,705
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Joint Venture Acreage Management	263	458	260
Contributions to Equity Method Investments	—	(2,493)	(4,087)
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	546	11,305	133,425
Acquisitions of Undeveloped Acreage	(169,423)	(41,784)	(51,802)
Acquisitions of Oil and Gas Properties and Equipment	(391,422)	(281,004)	(178,538)
NET CASH USED IN INVESTING ACTIVITIES	(560,036)	(313,518)	(100,742)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Long-Term Debt and Lines of Credit	209,895	72,249	126,730
Repayments from Long-Term Debt and Lines of Credit	(263,152)	(8,480)	(351,000)
Repayments of Loans and Other Notes Payable	(2,721)	(2,005)	(962)
Proceeds from Senior Notes, Net of Discounts and Premiums	325,000	105,000	248,250
Debt Issuance Costs	(6,824)	(3,134)	(6,397)
Settlement of Tax Withholdings Related to Share-Based Compensation Awards	—	—	(234)
Proceeds from the Issuance of Common Stock, Net	—	—	70,583
Proceeds from the Issuance of Preferred Stock, Net	154,988	—	—
Proceeds from the Exercise of Stock Options	515	533	565
Purchase of Noncontrolling Interests	—	(150)	—
Distributions by the Partners of Consolidated Subsidiary	(1,840)	(886)	(319)
Dividends Paid on Preferred Stock	(2,335)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	413,526	163,127	87,216
NET INCREASE (DECREASE) IN CASH	16,196	(42,075)	32,179
CASH AND CASH EQUIVALENTS – BEGINNING	1,900	43,975	11,796
CASH AND CASH EQUIVALENTS – ENDING	$18,096	$1,900	$43,975
CASH AND CASH EQUIVALENTS ATTRIBUTABLE TO CONTINUING OPERATIONS	$17,978	$1,307	$43,234
CASH AND CASH EQUIVALENTS ATTRIBUTABLE TO ASSETS HELD FOR SALE	$118	$593	$741
SUPPLEMENTAL DISCLOSURES
Interest Paid, net of capitalized interest	26,874	23,605	4,551
Cash Paid (Received) for Income Taxes	(4,643)	(6,390)	12,824
NON-CASH ACTIVITIES
Increase in Accrued Liabilities for Capital Expenditures	3,477	22,138	4,430

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

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

Discontinued Operations

Unless otherwise noted, all disclosures and tables reflect the results of continuing operations and exclude any assets, liabilities or results from our discontinued operations. For additional information see Note 5, Discontinued Operations/Assets Held for Sale, to our Consolidated Financial Statements.

During December 2011, our board of directors approved a formal plan to sell our DJ Basin assets located in the states of Wyoming and Colorado. Pursuant to the rules for discontinued operations, the results of operations are reflected as Discontinued Operations in our Consolidated Statements of Operations as of December 31, 2013 and 2012.

During December 2014, our board of directors approved and committed to a plan to sell Water Solutions Holdings, LLC and its related subsidiaries (“Water Solutions”), of which we own a 60% interest. As a result, the assets and liabilities of Water Solutions have been classified as held for sale in the accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013 and the results of operations have been classified as discontinued operations in the accompanying Consolidated Statements of Operations as of December 31, 2014, 2013 and 2012. We have not yet adopted ASU 2014-08 and are, therefore, following previous guidance set forth for presentation and disclosure. For additional information regarding ASU 2014-08, see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2014 and 2013, our Cash and Cash Equivalents consisted of only cash.

Accounts Receivable

Our trade accounts receivable, which are primarily from oil, NGLs and natural gas sales and joint interest billings, are recorded at the invoiced amount and include production receivables. The production receivable is valued at the invoiced amount and does not bear interest. Accounts receivable also include joint interest billing receivables which represent billings to the non-operators associated with the drilling and operation of wells and are based on those owners’ working interests in the wells. We have assessed the financial strength of our customers and joint owners and record an allowance for bad debts as necessary. Our allowance for bad debts as of December 31, 2014 and 2013, was negligible.

To the extent actual quantities and values of oil, NGLs and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and price for those properties are estimated and recorded as Accounts Receivable in the accompanying Consolidated Balance Sheets.

At December 31, 2014, we carried approximately $25.2 million in production receivable, of which approximately $21.4 million were production receivables due from four purchasers. At December 31, 2013, we carried approximately $26.3 million in production receivables, of which approximately $22.7 million were production receivables due from four purchasers. In addition, we carried approximately $6.7 million in receivables from Sumitomo Corporation at December 31, 2014 and $4.4 million at December 31, 2013 that was in relation to our joint operations.

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

Oil, NGL and Natural Gas Property, Depreciation and Depletion

We account for oil, NGL and natural gas exploration and production activities under the successful efforts method of accounting. Proved developed natural gas and oil property acquisition costs are capitalized when incurred, including our estimate of the fair value of future abandonment costs. Unproved properties with individually significant acquisition costs are assessed periodically on a property-by-property basis, and any impairment in value is recognized. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved natural gas and oil properties. Natural gas and oil exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. If proved commercial reserves are not discovered, such drilling costs are expensed. Costs to develop estimated proved reserves, including the costs of all development well and related equipment used in the production of oil, NGLs and natural gas, are capitalized. We capitalize interest on capital projects, most notably during the drilling and completion of oil and natural gas wells. For the years ended December 31, 2014, 2013 and 2012, we capitalized interest costs of $7.3 million, $7.5 million and $3.0 million, respectively.

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

We review assets for impairment when events or circumstances indicate a possible decline in the recoverability of the carrying value of such property. When circumstances indicate that an asset may be impaired, we compare expected undiscounted future cash flows at a producing field to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on our estimate of future oil, NGL and natural gas prices, operating costs, anticipated production from estimated proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate. Our estimates of future oil, NGL and natural gas prices are based on forward strip prices for NYMEX oil and Henry Hub natural gas. For unproved oil and gas properties, we analyze activity on the acreage prior to evaluating any fair value indicators, such as current drilling activity, drilling success, future development plans and the likelihood of expiration. Unproved oil and gas properties are impaired when it becomes more likely than not that a property will expire before it can be developed or an extension can be agreed upon. When evaluating the value of our unproved oil, NGL and natural gas properties, we analyze the level and success of current development, future development plans and changes in market value. Performing the impairment evaluations requires use of judgments and estimates since the results are dependent on future events, including estimates of future proved and unproved reserves, future commodity prices, the timing of future production, capital expenditures and the intent to develop properties, among others.

We recognized approximately $132.6 million, $32.1 million and $20.6 million of impairment from continuing operations on certain oil, NGL and natural gas properties for the years ending December 31, 2014, 2013 and 2012, respectively. We recorded these charges as Impairment Expense on our Consolidated Statements of Operations. For additional information, see Note 18, Impairment Expense, to our Consolidated Financial Statements.

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

Natural Gas and Oil Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil, NGLs and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. For the years ended December 31, 2014 and 2013, Netherland Sewell and Associates, Inc. (“NSAI”) prepared a consolidated reserve and economic evaluation of our proved oil and gas reserves. The preparation of our proved reserve estimates are completed in accordance with our internal control procedures, which include the verification of input data used by NSAI, as well as management review and approval.

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

Deferred Financing Costs and Other Assets—Net

At December 31, 2014, we had deferred financing costs and other assets consisting of $17.1 million, which is primarily made up of bond costs and loan costs that are amortized using the effective interest method and the straight line method, respectively, over their estimated lives, which is, on average, five to eight years. We amortize any costs incurred to renew or extend the terms of existing debt over the contract term or estimated useful life, as applicable. For the years ended December 31, 2014, 2013 and 2012, we recorded amortization expense from continuing operations of $1.5 million, $1.2 million and $1.0 million, respectively.

The following is a summary of our deferred financing costs at the dates indicated:

	December 31, 2014 (in thousands)	December 31, 2013 (in thousands)
Deferred Financing Costs - Gross	$19,212	$12,396
Accumulated Amortization	(4,564)	(3,030)
Deferred Financing Costs - Net	$14,648	$9,366

Specific to our deferred financing costs, we have incurred gross debt issuance costs of approximately $6.8 million and $3.1 million for the years ended December 31, 2014 and 2013, respectively, which are presented net of accumulated amortization of $4.6 million and $3.0 million, respectively, and include deferred financing from our senior notes.

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

Accretion expense from continuing operations during the years ended December 31, 2014, 2013 and 2012 totaled approximately $3.6 million, $3.0 million and $2.1 million, respectively. These amounts are recorded as DD&A on our Consolidated Statements of Operations. As of December 31, 2014 and 2013, approximately $2.0 million and $2.5 million, respectively, of our Future Abandonment Costs were classified as short-term liabilities under the caption Accrued Expenses on our Consolidated Balance Sheets. During 2014 and 2013, we recognized an increase of $8.4 million and $1.3 million, respectively, in the estimated present value of our asset retirement obligations, representing an increase in the estimate to plug and abandon our oil and natural gas wells. The revised estimates were primarily the result of increased abandonment cost estimates, which were driven by the trends of actual outcomes. We account for asset retirement obligations that relate to wells that are drilled jointly based on our interest in those wells.

	December 31, 2014 (in thousands)	December 31, 2013 (in thousands)
Beginning Balance	$28,525	$24,822
Asset Retirement Obligation Incurred	1,480	1,750
Asset Retirement Obligation Settled	(1,943)	(2,452)
Asset Retirement Obligation Cancelled or Sold Properties	(10)	—
Asset Retirement Obligation Revision of Estimated Obligation	8,426	1,311
Asset Retirement Obligation Accretion Expense	3,621	3,094
Total Future Abandonment Costs	$40,099	$28,525

Revenue Recognition

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

For Water Solutions, our services are generally sold based upon purchase orders, contracts or other agreements with customers that include fixed or determinable prices. We recognize revenue when services are performed and collection of the relevant receivables is probable. We contract for services either on a day rate or other contracted rate. In certain situations, revenue is generated from transactions that may include multiple products and services under one contract or agreement and which may be delivered to the customer over an extended period of time. Revenue from these arrangements is recognized in accordance with the above criteria and as each item or service is delivered.

Derivative Instruments

We use put and call options (collars), fixed rate swap contracts, swaptions, puts, deferred put spreads, cap swaps, call protected swaps, basis swaps and three-way collars to manage price risks in connection with the sale of oil, natural gas and NGLs. We have also used interest rate swap agreements to manage interest rate exposure associated with our fixed rate senior notes. We have established the fair value of all derivative instruments using estimates determined by our counterparties and other third-parties. These values are based upon, among other things, future prices, volatility, time to maturity and credit risk. The values we report in our Consolidated Financial Statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

We report our derivative instruments at fair value and include them in the Consolidated Balance Sheets as assets or liabilities. The accounting for changes in fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. For derivative instruments designated for hedge accounting, for financial accounting purposes, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Any changes in fair value resulting from ineffectiveness are recognized immediately in earnings. During 2014, 2013 and 2012 we did not have any derivative instruments designated for hedge accounting.

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

Income Taxes

We are subject to income and other taxes in all areas in which we operate. When recording income tax expense, certain estimates are required because income tax returns are generally filed several months after the close of a calendar year, tax returns are subject to audit which can take years to complete, and future events often impact the timing of when income tax expenses and benefits are recognized. We have deferred tax assets relating to tax operating loss carryforwards and other deductible differences and deferred tax liabilities that relate to oil and gas properties and other taxable differences.

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

Earnings per Common Share

Earnings per common share are computed by dividing consolidated net income attributable to us by the weighted average number of common shares outstanding. Diluted earnings per common share are computed based upon the weighted average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities, including the assumed conversion of preferred stock. At December 31, 2014, we had 54,174,763 common shares outstanding, 402,561 options outstanding and 20,500 stock appreciation rights outstanding with no outstanding warrants or other potentially dilutive securities. The total common shares outstanding include 1,519,301 restricted stock awards, of which approximately 848,447 shares are performance-based awards. For additional information, see Note 14, Earnings per Common Share, to our Consolidated Financial Statements.

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

3.	BUSINESS SEGMENT INFORMATION

We have historically divided our operations into two principal business segments, exploration and production and field services. During the fourth quarter of 2014, our board of directors approved and committed to a plan to sell Water Solutions, which accounted for the majority of our field services segment. As a result, the assets and liabilities of Water Solutions have been classified as held for sale in the Consolidated Balance Sheets as of December 31, 2014 and 2013 and the results of operations have been classified as discontinued operations in the Consolidated Statements of Operations as of December 31, 2014, 2013 and 2012. For additional information on Water Solutions, see Note 5, Discontinued Operations/Assets Held for Sale, to our Consolidated Financial Statements.

4.	BUSINESS AND OIL AND GAS PROPERTY ACQUISITIONS AND DISPOSITIONS

Acquisitions

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

($ in Thousands)	December 31, 2014
Evaluated Oil and Gas Properties	$6,968
Unevaluated Oil and Gas Properties	88,351
Wells and Facilities in Progress	25,244
Purchase Price	$120,563

Dispositions

Keystone Midstream Services, LLC

On May 29, 2012, we closed the sale of our ownership in Keystone Midstream Services, LLC (“Keystone Midstream”), which we had accounted for as an equity method investment. The base consideration for the sale was $483.2 million after adjustments for closing cash, working capital and outstanding debt. Our net proceeds at closing totaled $121.4 million, net of $3.3 million for our share of transactional costs which we recorded as Gain (Loss) on Equity Method Investments on our Consolidated Statement of Operations. During the third quarter of 2012, we recorded $0.5 million of post-closing settlement charges, effectively decreasing our net proceeds to approximately $120.9 million. We have used the proceeds to pay down amounts outstanding under our Senior Credit Facility and for working capital. The amount received at closing excluded approximately $14.3 million held in escrow to be paid out over the course of the 12 months following closing. During 2012, we received approximately $7.2 million of the outstanding escrow amount and during 2013 we received final distributions from the escrow of approximately $6.9 million, with the remaining amounts funding claims made by the purchaser. Also included in the proceeds at closing was approximately $3.8 million funded by other sellers in the transaction as consideration for our entry into an amendment to one of our gas gathering, compression and processing agreements. This consideration is recorded as Other Deposits and Liabilities on our Consolidated Balance Sheet and will be recognized in earnings over the term of the gas gathering, compression and processing agreement. We recognized a gain on the sale of our investment of Keystone Midstream, including the post-closing adjustment of $0.5 million and the receipt of the escrow funds of $7.2 million, of $99.4 million, in 2012 and a gain of approximately $6.9 million in 2013, all of which were recorded as Other Income (Expense) in our Consolidated Statement of Operations. See Note 7, Equity Method Investments, to our Consolidated Financial Statements for additional information on Keystone Midstream.

DJ Basin Assets

See Note 5, Discontinued Operations/Assets Held For Sale, to our Consolidated Financial Statements.

5.	DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE

DJ Basin

During December 2011, our board of directors approved a formal plan to sell our DJ Basin assets located in the states of Wyoming and Colorado. During 2012, we sold various parcels of acreage throughout our DJ Basin holdings at varying prices, much of which was lower than the existing carrying value of similar remaining acreage at the time of sale. During the first quarter of 2013, we entered an agreement to sell our remaining DJ Basin assets for $3.1 million. This transaction closed during the second quarter of 2013 and resulted in a gain of approximately $1.0 million. As of December 31, 2014, we had no assets or liabilities related to the DJ Basin or continuing cash flows from this region.

Summarized financial information for Discontinued Operations related to our DJ Basin assets is set forth in the table below, and does not reflect the costs of certain services provided. Such costs, which were not allocated to the Discontinued Operations, were for services, including legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	December 31,
($ in Thousands)	2014	2013	2012
Revenues:
Oil, Natural Gas and NGL Sales	$—	$25	$97
Total Operating Revenue	—	25	97
Costs and Expenses:
Production and Lease Operating Expense	—	104	353
General and Administrative Expense	—	23	660
Exploration Expense	—	97	867
Impairment Expense	—	—	19,770
Other Operating Expense (Income)	—	(3)	8
Gain on Disposal of Asset	—	(969)	(2,126)
Other Income	—	—	(3)
Total Costs and Expenses (Income)	—	(748)	19,529
Income (Loss) from Discontinued Operations Before Income Taxes	—	773	(19,432)
Income Tax (Expense) Benefit	—	(1,005)	8,489
Income (Loss) from Discontinued Operations, net of taxes	$—	$(232)	$(10,943)
Production:
Crude Oil (Bbls)	—	356	1,272

Water Solutions Holdings, LLC

In December 2014, our board of directors approved a formal plan to sell Water Solutions, of which we own a 60% interest. The sale of Water Solutions is being actively marketed and we believe the sale will take place within the next 12 months. Water Solutions operates and manages water sourcing, water transfer, equipment rental, trucking and water disposal services, primarily in the Appalachia Basin.

The carrying value of the assets and liabilities of Water Solutions Holdings, LLC that are classified as held for sale in the accompanying Consolidated Balance Sheets at December 31, 2014 and December 31, 2013 are as follows:

	December 31,
($ in Thousands)	2014	2013
Assets:
Cash and Cash Equivalents	$118	$593
Accounts Receivable	13,226	6,579
Inventory, Prepaid Expenses and Other	163	89
Total Current Assets	13,507	7,261
Other Property and Equipment, Net	19,690	9,845
Wells and Facilities in Progress	688	1,031
Intangible Assets, Net	372	206
Total Long-Term Assets	20,750	11,082
Total Assets Held for Sale	$34,257	$18,343
Liabilities:
Accounts Payable	3,694	758
Current Maturities of Long-Term Debt	6,236	5,403
Accrued Liabilities	6,304	6,246
Total Current Liabilities	16,234	12,407
Senior Secured Line of Credit and Long-Term Debt	8,881	3,054
Long-Term Liabilities	8,881	3,054
Total Liabilities Related to Assets Held for Sale	$25,115	$15,461
Net Assets Held for Sale:	$9,142	$2,882

Summarized financial information for Discontinued Operations related to Water Solutions is set forth in the table below, and does not reflect the costs of certain services provided. Such costs, which were not allocated to the Discontinued Operations, were for services, including legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	December 31,
($ in Thousands)	2014	2013	2012
Revenues:
Field Services Revenue	$58,627	$23,812	$13,403
Other Revenue (Expense)	—	—	(56)
Total Operating Revenue	58,627	23,812	13,347
Costs and Expenses:
General and Administrative Expense	4,081	2,287	887
Depreciation, Depletion, Amortization and Accretion	3,703	1,559	482
Impairment Expense	67	—	14
Field Service Operating Expense	44,369	17,318	8,240
(Gain) Loss on Disposal of Asset	(55)	46	8
Interest Expense	628	106	26
Other Expense	66	84	103
Total Costs and Expenses	52,859	21,400	9,760
Income from Discontinued Operations Before Income Taxes	5,768	2,412	3,587
Income Tax Expense	(768)	(369)	(1,267)
Income from Discontinued Operations, net of taxes	$5,000	$2,043	$2,320

During 2014, Water Solutions spent approximately $11.7 million in capital expenditures on facilities and equipment to support its business growth. In addition to its cash capital expenditures, Water Solutions incurred approximately $1.6 million in non-cash vehicle acquisitions primarily related to its capital lease program.

6.	CONSOLIDATED SUBSIDIARIES

Water Solutions

As of December 31, 2014, Water Solutions were classified as Discontinued Operations. For more information on our Discontinued Operations, see Note 5, Discontinued Operations/Assets Held for Sale, of our Consolidated Financial Statements.

7.	EQUITY METHOD INVESTMENTS

RW Gathering

RW Gathering, LLC (“RW Gathering”) is a Delaware limited liability company that we jointly own with WPX Energy Inc. (“WPX”) and Sumitomo, with our ownership equaling 40%. RW Gathering owns gas-gathering and other midstream assets that service jointly owned properties in Westmoreland and Clearfield Counties, Pennsylvania.

We recorded our investment in RW Gathering of approximately $17.9 million and $18.7 million as of December 31, 2014 and 2013, respectively, on our Consolidated Balance Sheets as Equity Method Investments. During 2014, we contributed no cash to RW Gathering, compared to approximately $2.5 million to support current pipeline and gathering line construction during the same period in 2013. RW Gathering recorded net losses from continuing operations of $2.0 million, $1.9 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The losses incurred were due to insurance fees, bank fees, rent expenses and DD&A expense. Our share of the net loss from continuing operations incurred by RW Gathering is recorded on the Statements of Operations as Loss on Equity Method Investments.

When evaluating our Equity Method Investments for impairment we review our ability to recover the carrying amount of such investments or the entity’s ability to sustain earnings that justify its carrying amount. In the case of RW Gathering, the nature of its assets is such that under normal circumstances an entity would capitalize and evaluate the assets as a part of its producing well properties. Therefore, our ability to recover the carrying amount of our investment lies in the value of our producing well assets that utilize these gathering systems. As of December 31, 2014, we determined that we had the ability to recover the carrying amount of our investment in RW Gathering.

8.	CONCENTRATIONS OF CREDIT RISK

At times during the years ended December 31, 2014 and 2013, our cash balance may have exceeded the Federal Deposit Insurance Corporation’s limit of $250,000. There were no losses incurred due to such concentrations.

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

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. At December 31, 2014, we carried approximately $25.2 million in production receivables, of which approximately $21.4 million were production receivables due from four purchasers. At December 31, 2013, we carried approximately $26.3 million in production receivables, of which approximately $22.7 million were production receivables due from four purchasers. We believe the growth in our Appalachian estimated proved reserves will help us to minimize our future risks by diversifying our ratio of oil and gas sales as well as the quantity of purchasers.

9.	COMMITMENTS AND CONTINGENCIES

Legal Reserves

We are involved in various legal proceedings that arise in the ordinary course of our business. Although we cannot predict the outcome of these proceedings with certainty, we do not currently expect these matters to have a material adverse effect on our consolidated financial position or results of operations.

As of December 31, 2014 and 2013, we did not have any reserves established for future legal obligations. The establishment of a reserve involves an estimation process that includes the advice of legal counsel and the subjective judgment of management. While we currently believe that no reserve is needed, there are uncertainties associated with legal proceedings and we can give no assurance that our estimate of any related liability will not increase or decrease in the future. The unreserved exposures for our legal proceedings could change based upon developments in those proceedings or changes in the facts and circumstances. It is possible that we could incur future losses that are not currently accrued. Based on currently available information, we believe that it is remote that future costs, if any, would have a material adverse effect on our consolidated financial position, although cash flow could be significantly impacted in the reporting periods in which such costs might be incurred.

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

Letters of Credit

As of December 31, 2014 and 2013, we had posted $6.0 million and $1.4 million, respectively, in various letters of credit to secure our drilling and related operations.

Lease Commitments

At December 31, 2014 we have lease commitments for various real estate leases. Rent expense from continuing operations has been recorded in General and Administrative expense as $0.8 million, $0.6 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Lease commitments by year for each of the next five years are presented in the table below.

($ in Thousands)
2015	$1,075
2016	1,129
2017	1,143
2018	721
2019	721
Thereafter	180
Total	$4,969

Capacity Reservation

During the second quarter of 2012, we entered into a capacity reservation arrangement with a subsidiary of MarkWest Energy Partners, L.P. (“MarkWest”) to ensure sufficient capacity at the cryogenic gas processing plants owned by MarkWest to process our produced natural gas. In the event that we do not process any gas through the cryogenic gas processing plants, we may be obligated to pay approximately $15.0 million in 2015, $25.8 million in 2016, $31.0 million in 2017, $31.0 million in 2018, $31.0 million in 2019 and $214.7 million thereafter, assuming our working interest in the region of approximately 70.0%. For the years ended December 31,

2014, 2013 and 2012, we incurred capacity reservation charges of $0.2 million, $0.3 million and $0.5 million, respectively. Charges for the capacity reservation are recorded as Production and Lease Operating Expense on our Consolidated Statements of Operations.

Operational Commitments

We have contracted drilling rig services on three rigs to support our Appalachian Basin operations. The minimum cost to retain these rigs would require gross payments of approximately $7.6 million in 2015 and $4.6 million in 2016. In addition, we have agreements for contracted completion services in the Appalachian Basin. The minimum gross cost to retain the completion services is approximately $11.0 million in 2015.

Natural Gas Gathering, Processing and Sales Agreements

During the normal course of business we have entered into certain agreements to ensure the gathering, transportation, processing and sales of specified quantities of our oil, natural gas and NGLs. In some instances, we are obligated to pay shortfall fees, whereby we would pay a fee for any difference between actual volumes provided as compared to volumes that have been committed. In other instances, we are obligated to pay a fee on all volumes that are subject to the related agreement. In connection with our entry into certain of these agreements, we concurrently entered into a guaranty whereby we have guaranteed the payment of obligations under the specified agreements up to a maximum of $416.1 million, which is larger than our estimated minimum obligations due to certain contracts which have minimum commitment volumes and other contracts which contain provisions that require payment on all volumes delivered.

For the years ended December 31, 2014, 2013 and 2012, we incurred expenses related to the transportation, processing and marketing our oil, natural gas and natural gas liquids of approximately $55.4 million, $26.4 million and $14.1 million, respectively.

Minimum net obligations under these sales, gathering and transportation agreements for the next five years are as follows:

($ in Thousands)	Total
2015	$21,951
2016	34,199
2017	52,296
2018	55,113
2019	53,963
Thereafter	692,320
Total	$909,842

Pennsylvania Impact Fee

In 2012, Pennsylvania instituted a natural gas impact fee on producers of unconventional natural gas. The fee will be imposed on every producer of unconventional natural gas and applies to unconventional wells spud in Pennsylvania regardless of when spudding occurred. Unconventional gas wells that were spud prior to 2012 are considered to be spud in 2011 for purposes of determining the fee, which is considered year one for those wells. The fee for each unconventional natural gas well is determined using the following matrix, with vertical unconventional natural gas wells being charged 20% of the applicable rates:

	<$2.25(a)	$2.26 - $2.99(a)	$3.00 - $4.99(a)	$5.00 - $5.99(a)	>$5.99(a)
Year One	$40,000	$45,000	$50,000	$55,000	$60,000
Year Two	$30,000	$35,000	$40,000	$45,000	$55,000
Year Three	$25,000	$30,000	$30,000	$40,000	$50,000
Year 4 – 10	$10,000	$15,000	$20,000	$20,000	$20,000
Year 11 – 15	$5,000	$5,000	$10,000	$10,000	$10,000

(a)

Pricing utilized for determining annual fees is based on the arithmetic mean of the NYMEX settled price for the near-month contract as reported by the Wall Street Journal for the last trading day of each month of a calendar year for the year ending December 31.

For the years ended December 31, 2014 and 2013, we incurred approximately $4.1 million and $3.2 million, respectively, in fees related to the natural gas impact fee. For the year ended December 31, 2012, we incurred approximately $5.4 million in fees related to the natural gas impact fee, of which approximately $2.8 million was related to the first year fees for unconventional gas wells drilled prior to 2012. We have recorded these fees as Production and Lease Operating Expense on our Consolidated Statement of Operations.

10.	RELATED PARTY TRANSACTIONS

Aircraft Services

We have an oral month-to-month agreement with Charlie Brown Air Corp. (“Charlie Brown”), a New York corporation owned by Lance T. Shaner, our Chairman, regarding the use of two airplanes owned or managed on our behalf by Charlie Brown. Under our agreement with Charlie Brown, we pay a monthly fee for the right to use the airplanes equal to our percentage (based upon the total number of hours of use of the airplanes by us) of the monthly fixed costs for the airplanes, plus a variable per hour flight rate that ranges from $400 to $800 per hour. In September 2010, we purchased an undivided 50% interest in one of these airplanes, a Cessna model 550, from Charlie Brown for approximately $0.6 million. In April 2011, we purchased the remaining 50% interest in this aircraft for approximately $0.6 million. The purchase of the aircraft has been recorded as Other Property and Equipment on our Consolidated Balance Sheets. For the year ended December 31, 2014, we paid Charlie Brown $0.1 million for the use of the aircrafts, including the variable per hour cost in addition to pilot fees, maintenance, hangar rental and other miscellaneous expenses. For the years ended December 31, 2013 and 2012, the amounts paid to Charlie Brown were negligible.

We own a 25% membership interest in Charlie Brown Air II, LLC (“Charlie Brown II”). Shaner Hotel Group Limited Partnership, a Delaware limited partnership controlled by Mr. Lance T. Shaner (“Shaner Hotel”), and an unrelated third party each own 25% and 50%, respectively, in Charlie Brown II, which owns and operates an Eclipse 500 aircraft.

Charlie Brown II has a loan from Graystone Bank to purchase the aircraft that was originally $1.5 million at its inception in June 2007. The loan matures on June 21, 2017 and bears interest at a rate of LIBOR plus 2.5%. The loan required payments of interest only for the first three months of the loan. Thereafter, Charlie Brown II has been required to make monthly payments of principal and interest utilizing an amortization period of 180 months. The company and Shaner Hotel each guarantee up to twenty five percent, or $0.4 million, of the principal balance of the loan. The balance of this loan as of December 31, 2014 and 2013 was approximately $1.1 million and $1.2 million, respectively. For the years ended December 31, 2014, 2013 and 2012, we paid Charlie Brown II approximately $0.2 million each year, respectively, for loan interest, services rendered and retainer fees.

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

As of December 31, 2014, there were negligible amounts due to or from us to any Shaner affiliated entities.

Office Rental

On June 27, 2012, we entered into an office lease agreement with Shaner Office Holdings, L.P., a limited partnership controlled by Lance T. Shaner. The office lease, which replaced our former headquarters office lease in State College, Pennsylvania, calls for monthly rental payments in the amount of $35,000 which began on April 1, 2013 and ends on December 31, 2017, with an annual Consumer Price Index (“CPI”) adjustment. The annual CPI adjustment is capped at 2.5%. The term of the lease may be extended for up to three five-year extensions or the property may be purchased outright by our exercise of a purchase option at the end of the initial five-year lease term. For the year 2014, we paid Shaner Office Holdings, L.P. approximately $0.5 million in office rental payments and utilities. We account for this lease as an operating lease, subsequently recording the rental payments as General and Administrative Expense on our Consolidated Statements of Operations. During the third quarter of 2013, we purchased a parcel of land adjacent to our headquarters office location from Shaner Office Holdings, L.P. for approximately $0.6 million.

RW Gathering, LLC

We own a 40% interest in RW Gathering which owns gas-gathering assets to facilitate the development of our joint operations with WPX and Sumitomo (see Note 7, Equity Method Investments, to our Consolidated Financial Statements). We incurred approximately $0.7 million, $0.8 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, in compression expenses that were charged to us from Williams Appalachia, LLC. These costs are in relation to compression costs incurred by RW Gathering and are recorded as Production and Lease Operating Expense on our Consolidated Statement of Operations. As of December 31, 2014, 2014 and 2013, there were no receivables or payables in relation to RW Gathering due to or from us.

Keystone Midstream

We incurred approximately $2.4 million in transportation and processing expenses that were charged to us from Keystone Midstream during 2012, which were recorded as Production and Lease Operating Expense on our Consolidated Statements of Operations (see Note 7, Equity Method Investments, to our Consolidated Financial Statements). We sold our ownership interest in Keystone Midstream during the second quarter of 2012.

Water Solutions

We incurred approximately $20.1 million, $10.7 million and $3.2 million in gross water transfer and equipment rental expenses that were charged to us from Water Solutions during 2014, 2013 and 2012, respectively. Of the amounts incurred, we have eliminated approximately $16.2 million, $8.8 million and $2.2 million in consolidation for the years 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, we had payables of approximately $1.3 million and $1.5 million, respectively, due to Water Solutions for work performed during the periods. As of December 31, 2014, we have classified the operations of Water Solutions as Discontinued Operations. See note 5, Discontinued Operations/Assets Held for Sale, of our Consolidated Financial Statements for additional information.

11.	LONG-TERM DEBT

Senior Credit Facility

We maintain a revolving credit facility evidenced by the Credit Agreement, dated March 27, 2013, with Royal Bank of Canada, as Administrative Agent and lenders from time to time parties thereto (as amended from time to time, the “Senior Credit Facility”). Borrowings under the Senior Credit Facility are limited by a borrowing base that is determined in regard to our oil and gas properties. The borrowing base under the Senior Credit Facility is currently $400.0 million; however, the revolving credit facility may be increased to up to $500.0 million upon re-determinations of the borrowing base, consent of the lenders and other conditions prescribed in the agreement. The maximum commitments of the lenders is $400.0 million. Within the Senior Credit Facility, a letter of credit subfacility exists of up to $60.0 million of letters of credit. The Senior Credit Facility provides that the borrowing base will be re-determined semi-annually by the lenders, in good faith, based on, among other things, reports regarding our oil and gas reserves attributable to our oil and gas properties, together with a projection of related production and future net income, taxes, operating expenses and capital expenditures. We may, or the Administrative Agent at the direction of a majority of the lenders may, each elect once per calendar year to cause the borrowing base to be re-determined between the scheduled re-determinations. In addition, we may request interim borrowing base re-determinations upon our proposed acquisition of proved developed producing oil and gas reserves with a purchase price for such reserves greater than 10% of the then borrowing base. Our most recent re-determination occurred during September 2014, resulting in no significant changes to the current Senior Credit Facility. As of December 31, 2014, loans made under the Senior Credit Facility were set to mature on September 12, 2019. In certain circumstances, we may be required to prepay the loans. Management does not believe that a prepayment will be required within the next twelve months. As of December 31, 2014, we had no balance outstanding and as of December 31, 2013 we had approximately $59.0 million outstanding on the Senior Credit Facility.

At our election, borrowings under the Senior Credit Facility bear interest at a rate per annum equal to the “Adjusted LIBO Rate” or the “Alternate Base Rate” (each as defined below), plus, in each case, an applicable per annum margin. The “Adjusted LIBO Rate” is equal to the product of: (i) the London Interbank Offered Rate for deposits with a maturity comparable to the borrowings (the “LIBO Rate”) multiplied by (ii) the statutory reserve rate. The Alternative Base Rate is equal to the greater of: (i) Royal Bank of Canada’s announced prime rate; (ii) the federal funds effective rate from time to time plus 0.5%; and (iii) Adjusted LIBO Rate for a one month interest period plus 1.0%. The applicable per annum margin, in the case of loans bearing interest at the Adjusted LIBO Rate, ranges from 150 to 250 basis points, and the applicable per annum margin, in the case of loans bearing interest at the Alternate Base Rate, ranges from 50 to 150 basis points, in each case, determined based upon our borrowing utilization at such date of determination. Upon the occurrence and continuance of an event of default all outstanding loans shall bear interest at a rate equal to 200 basis points per annum plus the then effective rate of interest. Interest is payable on the last day of the relevant interest period.

Under the Senior Credit Facility, we may enter into commodity swap agreements with counterparties approved by the lenders, provided that the notional volumes for such agreements, when aggregated with other commodity swap agreements then in effect (other than basis differential swaps on volumes already hedged pursuant to other swap agreements), do not exceed, as of the date the swap agreement is executed, 85% of the reasonably anticipated projected production from our proved developed producing reserves for the 36 months following the date such agreement is entered into, and 75% thereafter, for each of crude oil and natural gas, calculated separately. As of December 31, 2014, we were in compliance with these swap agreement restrictions. We may also enter into interest rate swap agreements with counterparties approved by the lenders that convert interest rates from floating to fixed provided that the notional amounts of those agreements, when aggregated with all other similar interest rate swap agreements then in effect, do not exceed the greater of $20 million or 75% of the then outstanding principal amount of our debt for borrowed money which bears interest at a floating rate.

The Senior Credit Facility contains covenants that restrict our ability to, among other things, materially change our business; approve and distribute dividends; enter into transactions with affiliates; create or acquire additional subsidiaries; incur indebtedness; sell assets; make loans to others; make investments; enter into mergers; incur liens; and enter into agreements regarding swap and other derivative transactions (for further information, see Note 2, Summary of Significant Accounting Policies, Note 8, Concentrations of Credit Risk, and Note 12, Fair Value of Financial Instruments and Derivative Instruments, to our Consolidated Financial Statements). Borrowings under the Senior Credit Facility have been used to finance our working capital needs and for general corporate purposes in the ordinary course of business, including the exploration, acquisition and development of oil and gas properties. Obligations under the Senior Credit Facility are secured by mortgages on the oil and gas properties of our subsidiaries located in the states of Pennsylvania, Ohio, Illinois and Indiana. We are required to maintain liens covering our oil and gas properties representing at least 80% of our total value of all oil and gas properties.

The Senior Credit Facility requires we meet, on a quarterly basis, minimum financial requirements of consolidated current ratio and net senior secured debt to EBITDAX. EBITDAX is a non-GAAP financial measure used by our management team and by other users of our financial statements, such as our commercial bank lenders, which adds to or subtracts from net income the following expenses or income for a given period to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, depletion, amortization, unrealized gains and losses from derivatives, exploration expense and other similar non-cash activity. The Senior Credit Facility requires that as of the last day of any fiscal quarter, our ratio of consolidated current assets, which includes the unused portion of our borrowing base, as of such day to consolidated current liabilities as of such day, known as our current ratio, must not be less than 1.0 to 1.0. Our current ratio as of December 31, 2014 was approximately 3.3 to 1.0. Additionally, as of the last day of any fiscal quarter, our ratio of total net senior secured debt to EBITDAX for the trailing twelve months must not exceed 1.75 to 1.0. Our ratio of total debt to EBITDAX as of December 31, 2014 was approximately 0.0 to 1.0.

2020 Senior Notes and 2022 Senior Notes

On December 12, 2012, we issued a $250.0 million aggregate principal amount of 8.875% senior notes in a private offering at an issue price of 99.3% due to mature on December 1, 2020 (the “2020 Senior Notes”). The net proceeds of the 2020 Senior Notes, after discounts and expenses, were approximately $242.2 million. Debt issuance costs of $6.4 million were recorded as Deferred Financing Costs and Other Assets – Net on our Consolidated Balance Sheet and are being amortized over the term of the 2020 Senior Notes as Interest Expense on our Consolidated Statements of Operations using the effective interest method. Interest is payable semi-annually at a rate of 8.875% per annum on June 1 and December 1 of each year, with the first interest payment made on June 1, 2013.

On April 26, 2013, we issued an additional $100.0 million in aggregate principal amount of the 2020 Senior Notes in a private offering at an issue price to the initial purchasers of 105% of par plus accrued interest from December 12, 2012. Net proceeds after discounts and offering expenses were approximately $102.8 million plus accrued interest of approximately $3.3 million. Debt issuance costs of $2.3 million were recorded as Deferred Financing Costs and Other Assets – Net on our Consolidated Balance Sheet and are being amortized over the term of the 2020 Senior Notes as Interest Expense on our Consolidated Statements of Operations using the effective interest method.

We may redeem, at specified redemption prices, some or all of the 2020 Senior Notes at any time on or after December 1, 2016. We may also redeem up to 35% of the Senior Notes using the proceeds of certain equity offerings completed before December 1, 2015. If we sell certain of our assets or experience specific kinds of changes in control, we may be required to offer to purchase the 2020 Senior Notes from the holders.

On October 31, 2013, substantially all of the outstanding 2020 Senior Notes were exchanged for an equal principal amount of registered 8.875% senior notes due 2020 pursuant to an effective registration statement on Form S-4 filed on September 3, 2013 under the Securities Act (the “Exchange Notes”). The Exchange Notes are identical to the Senior Notes except that the Exchange Notes are registered under the Securities Act and do not have restrictions on transfer, registration rights or provisions for additional interest.

On July 17, 2014, we issued a $325.0 million aggregate principal amount of 6.25% senior notes (the “2022 Senior Notes”) in a private offering at an issue price of 100.0% due to mature on August 1, 2022. The net proceeds of the 2022 Senior Notes, after discounts and expenses, were approximately $318.8 million. Debt issuance costs of $6.3 million were recorded as Deferred Financing Costs and Other Assets – Net on our Consolidated Balance Sheet and are being amortized over the term of the notes as Interest Expense on our Consolidated Statements of Operations. Interest is payable semi-annually at a rate of 6.25% per annum on February 1 and August 1 of each year, commencing on February 1, 2015.

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

As of December 31, 2014 and 2013, we had recorded on our Consolidated Balance Sheets approximately $677.7 million and $353.1 million of Senior Notes, which is inclusive of a net premium of $2.7 million and $3.1 million, respectively. The amortization of our net premium in 2014 and 2013, which follows the effective interest method, was approximately $0.4 million and $0.2 million, respectively, and was recorded as a credit to Interest Expense on our Consolidated Statement of Operations.

In addition to the Senior Credit Facility and the Senior Notes, we may, from time to time in the normal course of business finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and other obligations consisted of the following at December 31, 2014 and December 31, 2013:

($ in Thousands)	December 31, 2014	December 31, 2013
8.875% Senior Notes Due 2020	$350,000	$350,000
6.25% Senior Notes Due 2022	325,000	—
Premium on Senior Notes, Net	2,725	3,078
Senior Line of Credit(a)	—	59,000
Capital Leases and Other Obligations(a)	1,427	1,477
Total Debt	679,152	413,555
Less Current Portion of Long-Term Debt	(1,176)	(1,340)
Total Long-Term Debt	$677,976	$412,215

(a)

The weighted average interest rate on borrowings under our Senior Credit Facility for the years ended December 31, 2014 and 2013 was approximately 2.2 % and 1.9%, respectively. The weighted average interest rate on our Capital Leases and Other Obligations as of December 31, 2014 and 2013 was approximately 4.0% and 5.3%, respectively.

The following is the principal maturity schedule for total debt outstanding as of December 31, 2014:

($ in thousands)	Year Ended December 31,
2015	$1,176
2016	251
2017	—
2018	—
2019	—
Thereafter	675,000
Total[1]	$676,427

1	Does not include $2.7 million net premium on Senior Notes.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE INSTRUMENTS

Natural Gas, Oil and NGL Derivatives

We enter derivative financial instruments with the primary objective of managing our exposure to commodity price fluctuations and providing more predictable cash flows. Our results of operations and operating cash flows are impacted by changes in market prices for oil, natural gas and NGLs. To mitigate a portion of the exposure to adverse market changes, we enter into oil, natural gas and NGL commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling, we make payments to our counterparties. We do not enter into these arrangements for speculative trading purposes. As of December 31, 2014, 2013 and 2012, our commodity derivative instruments consisted of fixed rate swap contracts, puts, collars, swaptions, deferred put spreads, cap swaps, call protected swaps, basis swaps and three-way collars. We did not designate these instruments as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as Gain (Loss) on Derivatives, Net. For additional information, see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements.

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

We enter into the majority of our derivative arrangements with five counterparties and have a netting agreement in place with these counterparties, however the fair value of our derivative contracts are reported on a gross basis. We do not obtain collateral to support the agreements, but we believe our credit risk is currently minimal on these transactions. For additional information on the credit risk regarding our counterparties, see Note 8, Concentrations of Credit Risk, to our Consolidated Financial Statements.

None of our commodity derivatives are designated for hedge accounting but are, to a degree, an economic offset to our commodity price exposure. We utilize the mark-to-market accounting method to account for these contracts. We recognize all gains and losses related to these contracts in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Income (Expense). We received net cash settlements of $6.0 million, $7.1 million and $16.2 in relation to our commodity derivatives for the years ended December 31, 2014, 2013 and 2012 respectively.

As of December 31, 2014, we had over 75.0% of our 2014 oil production volumes hedged through 2015, over 75.0% and 25.0% of our 2014 natural gas production volumes hedged through 2015 and 2016, respectively, and over 15.0% of our 2014 NGL production volumes hedged through 2015. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future and completion or the natural decline of our oil and gas production.

Interest Rate Derivatives

We are exposed to interest rate risk on our long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in the market interest rates which are lower than our current fixed rate. Variable rate debt, where the interest rate fluctuates, exposes us to changes in market interest rates, which may increase over time. As of December 31, 2014, we did not have any borrowings outstanding under our Senior Credit Facility, which is subject to variable rates of interest, and had $675.0 million of Senior Notes outstanding subject to a fixed interest rate. See Note 11, Long-Term Debt, to our Consolidated Financial Statements for additional information on our Senior Credit Facility and Senior Notes.

As of December 31, 2013, we were party to $25.0 million notional fixed-to-variable interest rate swap to manage our interest rate exposure related to our Senior Notes. We did enter into fixed-to-variable interest rate swaps during 2014, however there were no arrangements in place as of December 31, 2014. The fair value of our interest rate swap as of December 31, 2013, was a liability of approximately $0.2 million. We utilize the mark-to-market accounting method to account for our interest rate swaps. We recognize all gains and losses related to these contract in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Income (Expense). During the year ended December 31, 2014, we received cash payments of approximately $1.3 million related to our interest rate swaps.

The following table summarizes the location and amounts of gains and losses on our derivative instruments from continuing operations, none of which are designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
($ in Thousands)	2014	2013	2012
Oil	$8,613	$(2,798)	$1,579
Natural Gas	18,406	1,807	8,162
NGLs	10,340	(1,711)	946
Interest Rate	1,517	(206)	—
Gain (Loss) on Derivatives, Net	$38,876	$(2,908)	$10,687

We account for our derivatives in accordance with ASC 815, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The fair value associated with our derivative instruments was a net asset of $31.4 million as of December 31, 2014, and a net liability of $0.2 million at December 31, 2013. Our open asset/(liability) financial commodity derivative instrument positions at December 31, 2014 consisted of the following:

Period	Volume	Put Option	Floor	Ceiling	Swap	Long Call	Fair Market Value ($ in Thousands)
Oil
2015 - Deferred Put Spreads	180,000 Bbls	$73.08	$83.33	$—	$—	$—	$1,413
2015 - Call Protected Swaps	30,000 Bbls	—	—	—	95.76	110.00	1,227
2015 - Three-Way Collars	675,000 Bbls	53.44	67.89	75.67	—	—	4,596
	885,000 Bbls						$7,236
Natural Gas
2015 - Swaps	6,300,000 Mcf	$—	$—	$—	$3.96	$—	$4,522
2015 - Swaptions	0 Mcf	—	—	—	—	—	(154)
2015 - Cap Swaps	8,400,000 Mcf	3.43	—	—	4.13	—	3,430
2015 - Three-Way Collars	13,500,000 Mcf	3.59	4.12	4.52	—	—	5,081
2015 - Calls	2,400,000 Mcf	—	—	4.40	—	—	(74)
2015 - Basis Swaps	10,380,000 Mcf	—	—	—	(0.77)	—	2,622
2016 - Swaps	1,500,000 Mcf	—	—	—	4.05	—	194
2016 - Cap Swaps	3,600,000 Mcf	3.45	—	—	4.11	—	884
2016 - Three-Way Collars	4,500,000 Mcf	3.56	4.09	4.43	—	—	1,277
2016 - Calls	7,320,000 Mcf	—	—	4.35	—	—	(1,096)
2016 - Basis Swaps	7,320,000 Mcf	—	—	—	(0.83)	—	(257)
2017 - Swaps	1,500,000 Mcf	—	—	—	4.05	—	194
2017 - Cap Swaps	2,100,000 Mcf	3.34	—	—	4.07	—	412
2017 - Three-Way Collars	1,800,000 Mcf	3.58	4.10	4.50	—	—	456
2017 - Basis Swaps	7,300,000 Mcf	—	—	—	(0.83)	—	(256)
2018 - Swaps	2,100,000 Mcf	—	—	—	4.05	—	272
2018 - Cap Swaps	1,800,000 Mcf	3.30	—	—	4.05	—	321
2018 - Basis Swaps	7,300,000 Mcf	—	—	—	(0.83)	—	(256)
2019 - Swaps	2,100,000 Mcf	—	—	—	4.05	—	272
2019 - Basis Swaps	7,300,000 Mcf	—	—	—	(0.83)	—	(256)
2020 - Swaps	2,400,000 Mcf	—	—	—	4.05	—	311
2020 - Basis Swaps	7,320,000 Mcf	—	—	—	(0.83)	—	(256)
2021 - Swaps	2,400,000 Mcf	—	—	—	4.05	—	311
	110,640,000 Mcf						$17,954
NGLs
2015 - Propane Swaps	258,000 Bbls	$—	$—	$—	$44.52	$—	$5,897
2015 - Ethane Swaps	109,500 Bbls	—	—	—	10.08	—	284
	367,500 Bbls						$6,181

The combined fair value of our derivatives included in our Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013 is summarized below.

	December 31,	December 31,
($ in Thousands)	2014	2013
Short-Term Derivative Assets:
Crude Oil—Collars	$—	$380
Crude Oil—Call Protected Swap	1,227	—
Crude Oil—Deferred Put Spread	1,413	—
Crude Oil—Three-Way Collars	4,596	104
NGL—Swaps	6,181	83
Natural Gas—Swaps	4,522	106
Natural Gas—Cap Swaps	3,430	5
Natural Gas—Basis Swaps	2,815	3,984
Natural Gas—Three-Way Collars	5,081	518
Interest Rate—Swap	—	488
Total Short-Term Derivative Assets	$29,265	$5,668
Long-Term Derivative Assets:
Natural Gas—Cap Swaps	$1,617	$5
Natural Gas—Swaps	1,554	22
Natural Gas—Basis Swaps	—	339
Natural Gas—Three-Way Collars	1,733	169
Total Long-Term Derivative Assets	$4,904	$535
Total Derivative Assets	$34,169	$6,203
Short-Term Derivative Liabilities:
Crude Oil—Collars	$—	$(42)
Crude Oil—Swaps	—	(119)
Crude Oil—Three-Way Collars	—	(29)
Crude Oil—Deferred Put Spread	—	(585)
NGL—Swaps	—	(995)
Natural Gas—Three-Way Collars	—	(125)
Natural Gas—Collars	—	(235)
Natural Gas—Basis Swaps	(193)	—
Natural Gas—Call	(74)	(150)
Natural Gas—Cap Swaps	—	(496)
Natural Gas—Swaption	(154)	(717)
Natural Gas—Swaps	—	(1,170)
Total Short - Term Derivative Liabilities	$(421)	$(4,663)
Long-Term Derivative Liabilities:
Natural Gas—Swaps	$—	$(4)
Natural Gas—Cap Swaps	—	(307)
Natural Gas—Basis Swaps	(1,281)	—
Natural Gas—Call	(1,096)	(761)
Interest Rate—Swap	—	(693)
Total Long-Term Derivative Liabilities	$(2,377)	$(1,765)
Total Derivative Liabilities	$(2,798)	$(6,428)

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

Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities as of the reporting date.

Level 2—Observable inputs other than quoted prices within Level 1 for similar assets and liabilities. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars and other like derivative contracts, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2.

Level 3—Unobservable inputs that are supported by little or no market activity. Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Our Level 2 fair value measurements are comprised of our derivative contracts, excluding our basis swap derivatives, and are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors, interest rates and discount rates, or can be confirmed from other active markets. The fair values recorded as of December 31, 2014 and 2013, were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party.

Our Level 3 fair value measurements are comprised of our natural gas basis swap contracts. The fair values recorded as of December 31, 2014 were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party. The significant unobservable input used in the fair value measurement of our natural gas basis swaps was the estimate of future natural gas basis differentials. Significant variations in price differentials could result in a significantly different fair value measurement. The significant unobservable inputs and the range and weighted average of these inputs used in the fair value measurements of our natural gas basis swaps as of December 31, 2014 are included in the table below.

	As of December 31, 2014
	Range (price per Mcf)	Weighted Average (price per Mcf)	Fair Value (in thousands)
Natural Gas Basis Differential Forward Curve	($0.27) - ($1.39)	$(0.84)	$1,341

	As of December 31, 2013
	Range (price per Mcf)	Weighted Average (price per Mcf)	Fair Value (in thousands)
Natural Gas Basis Differential Forward Curve	($0.78) - ($1.08)	$(0.91)	$4,323

The fair value of our derivative instruments may be different from the settlement value based on company-specific inputs, such as credit ratings, futures markets and forward curves, and readily available buyers and sellers for such assets and liabilities. During the years ended December 31, 2014 and 2013, there were no transfers into or out of Level 1 or Level 2 measurements. The following table presents the fair value hierarchy table for assets and liabilities measured at fair value:

		Fair Value Measurements at December 31, 2014 Using:
($ in Thousands)	Total Carrying Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives	$31,371	$—	$30,030	$1,341

		Fair Value Measurements at December 31, 2013 Using:
($ in Thousands)	Total Carrying Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives	$(20)	$—	$(4,343)	$(4,323)
Interest Rate Swap	$(205)	$—	$(205)	$—

Net derivative asset values are determined primarily by quoted futures and options prices and utilization of the counterparties’ credit default risk and net derivative liabilities are determined primarily by quoted futures and options prices and utilization of our credit default risk. The credit default risk of our counterparties and us are based on metrics such as interest coverage, operating cash flow and leverage ratios that calculate the likelihood that a firm will be unable to repay its lenders or fulfill payment obligations.

The value of our oil derivatives are comprised of three-way collar, call protected swap and deferred put spread contracts for notional barrels of oil at interval New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The fair value of our oil derivatives as of December 31, 2014 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil and (iii) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our gas derivatives are comprised of swap, swaption, three way collar, basis swap, cap swap, call and deferred put spreads contracts for notional volumes of gas contracted at NYMEX Henry Hub (“HH”). The fair values attributable to our gas derivative contracts as of December 31, 2014 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our NGL derivatives are comprised of swaps for notional volumes of NGLs contracted at NYMEX Mont Belvieu. The fair values attributable to our NGL derivative contracts as of December 31, 2014 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for Mont Belvieu, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative instruments are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

The table below sets forth a reconciliation of our commodity derivative contracts at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013 (in thousands):

	For the Year Ended December 31,
($ in Thousands)	2014	2013
Beginning Balance of Level 3	$4,323	$—
Changes in Fair Value	(1,670)	4,328
Purchases	—	—
Settlements Received	(1,312)	(5)
Ending Balance of Level 3	$1,341	$4,323

Changes in fair value on our Level 3 commodity derivative contracts outstanding for the years ended December 31, 2014 and 2013, resulted in a gain of approximately $1.7 million and a gain of approximately $4.3 million, respectively. These amounts have been included in Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations.

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

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value in our Consolidated Financial Statements:

	December 31, 2014		December 31, 2013
($ in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.875% Senior Notes due 2020	$350,000	$311,955	$350,000	$385,000
6.25% Senior Notes due 2022	325,000	241,313	—	—
Secured Lines of Credit	—	—	59,000	59,000
Capital Leases and Other Obligations	1,427	1,393	1,477	1,449
Total	$676,427	$554,661	$410,477	$445,449

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

Other Fair Value Measurements

We recorded an other than temporary impairment of $132.6 million related to proved properties, unproved properties and other non-revenue producing equipment. We utilize quoted futures prices and other observable market data in determining the fair value. The inputs used in determining fair value as a part of the impairment calculation are considered to be Level 2 within the fair value hierarchy. For additional information on our impairment, see Note 18, Impairment Expense, to our Consolidated Financial Statements.

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

Our income tax expense (benefit) from continuing operations consisted of the following:

	For the Years Ended December 31,
($ in Thousands)	2014	2013	2012
Current:
Federal	$—	$(1,936)	$2,350
State	6	(4,105)	5,608
Deferred:
Federal	(23,691)	509	27,312
State	(3,230)	1,378	2,012
Income Expense (Benefit)	$(26,915)	$(4,154)	$37,282

A reconciliation of income tax expense (benefit) using the statutory U.S. income tax rate compared with actual income tax expense is as follows:

($ in Thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Income (loss) from continuing operations before noncontrolling interests and income taxes	$(74,565)	$(6,538)	$92,203
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Tax expense recognized using statutory U.S. income tax rate	$(26,098)	$(2,288)	$32,271
Change in estimated future state rates	(1,015)	(484)	(7)
Permanent differences	363	83	52
Change in valuation allowances	2,450	(160)	(131)
Other	608	(500)	(493)
Adjusted federal income tax expense (benefit)	$(23,692)	$(3,349)	$31,692
State income tax expense (benefit)	(3,223)	(805)	5,590
Total income tax expense (benefit)	$(26,915)	$(4,154)	$37,282
Effective income tax rate	36.1%	63.5%	40.4%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax assets (liabilities) are comprised of the following at December 31, 2014 and 2013:

	For the Years Ended December 31,
($ in Thousands)	2014	2013
Tax effects of temporary differences for:
Current:
Assets:
Asset retirement obligation	$772	$997
Deferred compensation plans	695	2,593
Compensation accruals	2,087	—
Valuation allowances	(71)	—
Other	68	370
Total gross current deferred tax assets	3,551	3,960
Liabilities:
Unrealized gain on derivatives	(11,410)	(404)
Other	(442)	(105)
Total gross current deferred tax liabilities	(11,852)	(509)
Net total current deferred tax asset (liability)	$(8,301)	$3,451
Long-Term:
Assets:
Asset retirement obligation	$15,091	$10,445
Deferred compensation plans	2,218	1,513
Net operating loss carryforward(a)	73,531	48,703
Organization costs	525	602
Deferred revenue	1,209	1,338
AMT credits	292	292
Unrealized gain on derivatives	—	493
Valuation allowances	(4,318)	(1,965)
Other	269	232
Total gross long-term deferred tax assets	88,817	61,653
Liabilities:
Timing differences - tax partnerships	(7,135)	(7,474)
Book basis of oil and gas properties in excess of tax basis	(71,402)	(83,594)
Unrealized gain on derivatives	(999)	—
Other	(980)	$(31)
Total gross long-term deferred tax liabilities	(80,516)	(91,099)
Net total long-term deferred tax asset (liability)	$8,301	$(29,446)

(a)

As a result of certain realization requirements of FASB ASC 718, the table of deferred tax assets and liabilities does not include $1.3 million and $0.4 million at December 31, 2014 and 2013, respectively, of excess tax benefits that arose directly from tax deductions related to stock-based compensation greater than compensation recognized for financial reporting. Total stockholders’ equity will be increased by $1.3 million if and when such excess tax benefits are ultimately realized.

Management continuously evaluates the facts and circumstances representing positive and negative evidence in the determination of our ability to realize the deferred tax assets. These deferred tax assets consist primarily of net operating losses and deductible temporary differences. For the year ended December 31, 2014, management determined, based on positive and negative evidence, including our three-year cumulative loss position, examined and anticipated future taxable income, that it was necessary to provide a valuation allowance of approximately $4.3 million for net operating loss carryforwards that may expire prior to being utilized, statutory depletion carryforwards and charitable contributions. For the year ended December 31, 2013, management determined, based on positive and negative evidence examined and anticipated future taxable income, that it was necessary to provide a valuation allowance of approximately $2.0 million for statutory depletion carryforwards and charitable contributions. Based on the expected patterns of reversal of all existing temporary differences, we have concluded that it is more likely than not that the remaining deferred tax assets will be realized. Our management will continue, in future periods, to assess the likely realization of the deferred tax assets. The valuation allowance may change based on future changes in circumstances.

At December 31, 2014, we had available unused gross federal net operating loss carryforwards of $186.4 million and gross state net operating loss carryforwards of $144.5 million that may be applied against future taxable income that expire from 2020 through 2034. The following table shows expirations by year for federal and state net operating loss carryforwards (all figures presented are tax effected):

Year of Expiration	Net Operating Loss Carryforwards (in thousands)
2020	$134
2021	175
2022	—
2023	899
2024	—
2025	531
2026	600
2027	—
2028	3,333
2029	767
2030	751
2031	19,746
2032	253
2033	19,703
2034	26,639
Total	73,531

Due to a change of ownership, as defined under the provisions of the Tax Reform Act of 1986, which occurred during 2014, a portion of our domestic net operating loss and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

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

Our management has concluded that, as of December 31, 2014, we have not taken any tax positions that would require disclosure as “unrecognized positions” and that no liability balance is required to offset any unsustainable positions. We did not have any accrued interest or penalties as of December 31, 2014 and 2013.

We file a consolidated federal income tax return and separate or consolidated state income tax returns in the United States federal jurisdiction and in many state jurisdictions. We are subject to U.S. federal income tax examinations and to various state tax examinations for periods after August 1, 2007.

14.	EARNINGS PER COMMON SHARE

Basic income (loss) per common share is calculated based on the weighted average number of common shares outstanding at the end of the period, excluding restricted stock with performance-based and market-based vesting criteria. Diluted income per common share includes the speculative exercise of stock options and performance-based restricted stock which contain conditions that are not earnings or market-based, given that the hypothetical effect is not anti-dilutive. For the years ended December 31, 2014 and 2013, we excluded stock options to purchase 0.4 million shares of our common stock due to our Net Loss from Continuing Operations. For the year ended December 31, 2012, we excluded stock options to purchase 0.4 million shares from the computation of earnings per share because the grant prices were greater than the average market price of the common shares, which has an anti-dilutive effect on the computation. For the years ended December 31, 2014 and 2013, we excluded performance-based restricted stock of 0.8 million shares and 1.3 million shares due to our Net Loss from Continuing Operations. For the year ended December 31, 2012, we excluded 1.0 million shares from the earnings per share calculations due to performance metrics that have not yet been attained (for additional information on our non-cash compensation plans, see Note 17, Employee Benefit and Equity Plans, to our Consolidated Financial Statements). We utilize the if-converted method for calculating the impact of our 6.0% Convertible Perpetual Preferred Stock on diluted earnings per share. Under the if-converted method, convertible preferred stock is assumed as converted to common shares for the weighted average period outstanding. For the year ended December 31, 2014, we excluded the assumed conversion of preferred stock equating to approximately 3.3 million shares due to our Net Loss from Continuing Operations. The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Numerator:
Net Income (Loss) From Continuing Operations	$(47,650)	$(2,384)	$54,921
Net Income (Loss) From Discontinued Operations, Less Noncontrolling Interests	961	254	(9,442)
Less: Preferred Stock Dividends	2,335	—
Net Income (Loss) Attributable to Common Shareholders	$(49,024)	$(2,130)	$45,479
Denominator:
Weighted Average Common Shares Outstanding - Basic	53,150	52,572	51,543
Effect of Dilutive Securities:
Employee Stock Options	—	—	69
Employee Performance-Based Restricted Stock Awards	—	—	413
Effect of Assumed Conversions of Preferred Stock	—	—	—
Weighted Average Common Shares Outstanding - Diluted	53,150	52,572	52,025
Earnings per Common Share Attributable to Rex Energy Common Shareholders (a):
Basic — Net Income (Loss) From Continuing Operations	$(0.94)	$(0.05)	$1.06
— Net Income (Loss) From Discontinued Operations	0.02	0.01	(0.18)
— Net Income (Loss) Attributable to Rex Energy Common Shareholders	$(0.92)	$(0.04)	$0.88
Diluted — Net Income (Loss) From Continuing Operations	$(0.94)	$(0.05)	$1.06
— Net Income (Loss) From Discontinued Operations	0.02	0.01	(0.18)
— Net Income (Loss) Attributable to Rex Energy Common Shareholders	$(0.92)	$(0.04)	$0.88

(a)	All earnings per share amounts are attributable to Rex common shareholders.

15.	CAPITAL STOCK

Common Stock

Currently, our common stock is traded on the NASDAQ Global Select Market under the trading symbol “REXX”. We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of December 31, 2014 and 2013, we had 54,174,763 and 54,186,490 shares of common stock outstanding, respectively.

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

We will pay cumulative dividends, when and if declared, in cash, stock or a combination thereof, on a quarterly basis at a rate of $600 per share, or 6.0%, per year. In October 2014, we declared a quarterly cash dividend of $145.00 per share for the period from the original issue date of August 18, 2014 through November 15 totaling approximately $2.3 million.

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

16.	MAJOR CUSTOMERS

For the year ended December 31, 2014, approximately $253.6 million, or 85.1%, of our commodity sales from continuing operations were attributable to four customers with the largest single purchaser accounting for $96.4 million, or 32.4%. For the year ended December 31, 2013, approximately $179.5 million, or 83.9% of our commodity sales from continuing operations were attributable to four customers with the largest single purchaser accounting for $73.8 million, or 34.5%. For the year ended December 31, 2012, approximately $128.3 million, or 95.3%, of our commodity sales from continuing operations were derived from five customers, with the largest customer being responsible for approximately $64.7 million, or 48.1%, of total commodity sales.

17.	EMPLOYEE BENEFIT AND EQUITY PLANS

401(k) Plan

We sponsor a 401(k) Plan for eligible employees who have satisfied age and service requirements. Employees can make contributions to the plan up to allowable limits. Our contributions to the plan are discretionary. Our contributions to the plan attributable to continuing operations were approximately $0.9 million, $0.7 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

2007 Long-Term Incentive Plan

We have granted stock options, stock appreciation rights and restricted stock awards to various employees, non-employee directors and non-employee contractors under the terms of our Amended and Restated 2007 Long-Term Incentive Plan (the “Plan”). The Plan is administered by the Compensation Committee of our board of directors (the “Compensation Committee”). Among the Compensation Committee’s responsibilities are selecting participants to receive awards, determining the form, amount and other terms and conditions of awards, interpreting the provisions of the Plan or any award agreement and adopting such rules, forms, instruments and guidelines for administering the Plan as it deems necessary or proper. All actions, interpretations and determinations by the Compensation Committee are final and binding. The composition of the Compensation Committee is intended to permit the awards under the Plan to qualify for exemption under Rule 16b-3 of the Exchange Act. In addition, awards under the Plan, including annual incentive awards paid to executive officers subject to section 162(m) of the Code or covered employees may be designed, at the Compensation Committee’s discretion, to satisfy the requirements of section 162(m) to permit the deduction by us of the associated expenses for federal income tax purposes. The Compensation Committee has authorized the issuance of 5,979,470 shares under the Plan, with 2,825,260 and 2,785,836 still available as of December 31, 2014 and 2013, respectively.

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

Stock Options

Stock options represent the right to purchase shares of stock in the future at the fair market value of the stock on the date of grant. In the event that any outstanding award expires, is forfeited, cancelled or otherwise terminated without the issuance of shares of our common stock or is otherwise settled in cash, shares of our common stock allocable to such award, including the unexercised portion of such award, shall again be available for the purposes of the Plan. If any award is exercised by tendering shares of our common stock to us, either as full or partial payment, in connection with the exercise of such award under the Plan or to satisfy our withholding obligation with respect to an award, only the number of shares of our common stock issued net of such shares tendered will be deemed delivered for purposes of determining the maximum number of shares of our common stock then available for delivery under the Plan. During the years ended December 31, 2014 and 2013, we did not issue options to purchase shares of our common stock.

A summary of the stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2011	698,327	$12.94
Granted	—	—
Exercised	(52,287)	10.80
Cancelled/Forfeited	(143,787)	20.71
Options outstanding December 31, 2012	502,253	$10.95
Granted	—	—
Exercised	(49,166)	10.85
Cancelled/Forfeited	(4,000)	23.28
Options outstanding December 31, 2013	449,087	$10.85
Granted	—	—
Exercised	(46,526)	11.09
Cancelled/Forfeited	—	—
Options Outstanding December 31, 2014	402,561	$10.82	2.9	$2.8
Options Exercisable December 31, 2014	402,561	$10.82	2.9	$2.8

Stock-based compensation expense from continuing operations relating to stock options for the years ended December 31, 2014, 2013 and 2012 totaled $0.1 million, $0.2 million and $0.2 million, respectively. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative expense. The intrinsic value of stock options exercised for the years ended December 31, 2014, 2013 and 2012 was $0.3 million, $0.4 million and $0.1 million, respectively. The total tax benefit for the years ended December 31, 2014 and 2013 was approximately $0.1 million and $0.2 million, respectively, and negligible in 2012.

A summary of the status of our issued and outstanding stock options as of December 31, 2014 is as follows:

	Outstanding		Exercisable
Exercise Price	Number Outstanding At 12/31/14	Weighted-Average Exercise Price	Number Exercisable At 12/31/14	Weighted-Average Exercise Price
$5.04	46,041	$5.04	46,041	$5.04
$9.50	75,000	$9.50	75,000	$9.50
$9.99	149,333	$9.99	149,333	$9.99
$10.42	29,548	$10.42	29,548	$10.42
$11.87	3,500	$11.87	3,500	$11.87
$12.50	19,139	$12.50	19,139	$12.50
$13.19	50,000	$13.19	50,000	$13.19
$22.34	30,000	$22.34	30,000	$22.34
	402,561	$10.82	402,561	$10.82

The weighted average remaining contractual term for options exercisable at December 31, 2014 was 2.9 years and the aggregate intrinsic value was negligible. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2013 were 3.9 years and $4.1 million, respectively. As of December 31, 2014, all outstanding options are exercisable and there is no unrecognized compensation expense related to stock options.

Restricted Stock Awards

During the year ended December 31, 2014, the Compensation Committee issued 131,610 shares of restricted common stock to selected employees, non-employee directors and non-employee contractors. During the year ended December 31, 2013, the Compensation Committee issued 981,544 shares of restricted common stock to selected employees, non-employee directors and non-employee contractors. The shares granted in 2014 and 2013 are subject to time vesting and, in some cases, performance-based vesting. The shares will vest on the date on which the Compensation Committee certifies that the performance goals have been satisfied, provided that the recipient has been in continuous employment with us from the grant date until the date upon which the shares are released. Restrictions on the transfer associated with vesting schedules were determined by the Compensation Committee on an individual award basis. The restricted common stock is valued at the closing price of our common stock on the NASDAQ Global Select Market on the date of the grant. Upon a “change in control” of us, as such term is defined in the Plan, all restrictions will immediately lapse for performance-based awards to varying degrees based on performance metrics at the time of the change in control. For awards that do not contain a performance-based condition, all restrictions immediately lapse upon a change in control. Compensation expense associated with the restricted stock award is recognized on a straight-line basis over the vesting period.

Certain of the restricted common stock awards in 2014, 2013 and 2012 are subject to market-based vesting through a calculation of total shareholder return (“TSR”) of our common stock relative to a pre-defined peer group of 13 to 15  companies over a three-year period. The number of shares ultimately awarded will correspond with the final TSR rank amongst the peer group in accordance with the following schedule:

TSR Rank	Percentage of 2013 and 2014 Awards to Vest
1-3	100%
4-6	75%
7-10	50%
11-13	25%
14-16	0%

TSR Rank	Percentage of 2012 Awards to Vest
1-3	100%
4-5	75%
6-8	50%
9-11	25%
12-14	0%

The weighted average fair value of the TSR awards as of December 31, 2014, 2013 and 2012 were $10.15, $12.59 and $7.80 per share, respectively. Average fair values were estimated on the date of each grant using a Monte Carlo Simulation model that estimates the most likely outcome based on the terms of the award and used the following assumptions:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	0.8%	0.7%
Expected Volatility – Rex Energy	50.4%	50.5%
Expected Volatility – Peer Group	28.4%-65.7%	28.4%-63.5%
Market Index	35.3%	35.3%
Expected Life	Three Years	Three Years

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

We recorded compensation expense related to restricted common stock awards of $5.8 million, $5.1 million and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, total unrecognized compensation cost related to the restricted common stock grants was approximately $5.8 million to be recognized over a weighted average of 1.7 years. The total fair value of restricted common stock awards that vested in 2014 was approximately $7.7 million as compared to $3.0 million for restricted common stock awards that vested in 2013.

A summary of the restricted stock activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards, as of January 1, 2012	1,229,826	$12.11
Awards	425,209	11.59
Vested	(70,750)	2.05
Forfeitures	(152,712)	12.13
Restricted stock awards, as of December 31, 2012	1,431,573	$12.45
Awards	981,544	16.03
Vested	(182,994)	11.59
Forfeitures	(57,484)	11.84
Restricted stock awards, as of December 31, 2013	2,172,639	$14.16
Awards	131,610	8.76
Vested	(595,085)	13.09
Forfeitures	(189,863)	14.60
Restricted stock awards, as of December 31, 2014	1,519,301	$14.05

18.	IMPAIRMENT EXPENSE

For the years ended December 31, 2014, 2013 and 2012, we incurred impairment expense from continuing operations of approximately $132.6 million, $32.1 million and $20.6 million, respectively. We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment (for additional information see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements). Approximately $113.4 million of the impairment incurred during 2014 was attributable to proved properties and other fixed assets, of which approximately $103.9 million was attributable to the Illinois Basin and $9.5 million was attributable to the Appalachian Basin. In the Illinois Basin, which is 100% oil producing, the estimated future decline in oil prices as of December 31, 2014, caused the estimated future cash flows of certain properties to decrease below a level at which the carrying value that is expected to be recovered. In the Appalachian Basin, approximately $5.9 million of impairment was incurred for our salt water disposal well in Ohio due to the regulatory and environmental climate and the uncertainty of future viability of the disposal well. We also incurred approximately $3.6 million of impairment related to shallow conventional gas properties in the Appalachian Basin, which is attributable to the estimated future decrease in natural gas pricing as of December 31, 2014. In addition to our proved property and fixed asset impairments, we also incurred approximately $18.9 million in unproved property impairments. In the Appalachian Basin, we incurred approximately $10.4 million in unproved property impairments related to expiring leases that will not be developed. In the Illinois Basin, we incurred approximately $8.5 million of unproved property impairment primarily due to the estimated future economics of the properties at the depressed commodity price environment at December 31, 2014.

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

During 2012, we incurred approximately $13.7 million of expense related to the impairment of proved unconventional natural gas wells in the Appalachian Basin, which in part was driven by the continued low natural gas pricing environment. All of the proved unconventional natural gas wells that were impaired in 2012, produce dry natural gas and are located in both our operated and non-operated areas in the Appalachian Basin. In addition to the impairment related to our natural gas properties, we incurred approximately $5.8 million in impairment expense related to the expected future expiration or surrender of undeveloped acreage in our non-operated dry gas area of Clearfield County, Pennsylvania. The remaining impairment was due to three non-operated properties in the Illinois Basin.

19.	SUSPENDED EXPLORATORY WELL COSTS

We capitalize the costs of exploratory wells if a well finds a sufficient quantity of reserves to justify its completion as a producing well and we are making sufficient progress towards assessing the reserves and the economic and operating viability of the project.

The following table reflects the net change in capitalized exploratory well costs, excluding those related to Assets Held for Sale on our Consolidated Balance Sheets for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Beginning Balance at January 1,	$5,731	$36,968	$11,756
Additions to capitalized exploratory well costs pending the determination of estimated proved reserves	258,097	171,087	95,980
Divested wells	—	—	—
Reclassification of wells, facilities, and equipment based on the determination of estimated proved reserves	(240,494)	(202,323)	(70,518)
Capitalized exploratory well costs charged to expense	(233)	(1)	(250)
Ending Balance at December 31,	23,101	5,731	36,968
Less exploratory well costs that have been capitalized for a period of one year or less	(20,407)	(3,597)	(36,630)
Capitalized exploratory well costs for a period of greater than one year	$2,694	$2,134	$338
Number of projects that have exploratory well costs capitalized for a period of more than one year	6	3	2

As of December 31, 2014 we had approximately $2.7 million in capitalized exploratory well costs that were capitalized for a period greater than one year. These costs are related to three units in Butler County, Pennsylvania and three units in our non-operated region in Clearfield County, Pennsylvania in the Appalachian Basin. These costs represent preliminary permitting and engineering expenses that we typically incur in advance of the commencement of drilling operations and pad construction to hold leases prior to expiration. No drilling has yet taken place on these locations, however the leases on which the proposed wells are located have extended terms providing the operator flexibility in ultimate development to maximize the rate of return. These costs are currently classified as Wells and Facilities in Progress on our Consolidated Balance Sheets and will be reclassified to Evaluated Oil and Gas Properties upon the discovery of proved reserves or to Exploration Expense if commercial quantities of reserves are not found.

20.	COSTS INCURRED IN OIL AND NATURAL GAS ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES (UNAUDITED)

Costs incurred in oil and natural gas property acquisitions and development are presented below and exclude any costs incurred related to Assets Held for Sale (in thousands):

	2014	2013	2012
Consolidated Entities:
Acquisition of Properties
Proved	$161	$2,445	$1,474
Unproved	169,408	39,291	49,331
Exploration Costs(a)	316,235	231,112	128,748
Development Costs(a)	71,383	64,661	57,149
Subtotal	557,187	337,509	236,702
Asset Retirement Obligations	9,110	3,031	4,480
Total Costs Incurred	$566,297	$340,540	$241,182
Share of Equity Method Investments:
Acquisition of Properties
Proved	$—	$—	$—
Unproved	—	—	—
Exploration Costs	—	—	—
Development Costs(a)	438	1,958	4,316
Total	$438	$1,958	$4,316

(a)	Includes Depreciation expense for support equipment and facilities

The following table provides a reconciliation of the total costs incurred for our consolidated entities to our reported capital expenditures (in thousands):

	2014	2013	2012
Total Costs Incurred by Consolidated Entities	$566,297	$340,540	$241,182
Equity Method Investments	—	2,493	4,087
DJ Basin Expenditures	—	2	3,146
Exploration Expense	(9,446)	(11,408)	(4,782)
Asset Retirement Obligations	(9,110)	(3,031)	(4,480)
Depreciation for Support Equipment and Facilities	(6,075)	(5,024)	(4,187)
Corporate Expenditures	869	3,651	1,156
Other (a)	7,223	10,391	2,732
Total Capital Expenditures	$549,758	$337,614	$238,854

(a)	Represents R.E. Disposal, LLC capital and intercompany capital transactions.

21.	OIL AND NATURAL GAS CAPITALIZED COSTS (UNAUDITED)

Our aggregate capitalized costs for natural gas and oil production activities with applicable accumulated depreciation, depletion and amortization are presented below and exclude any properties classified as Assets Held for Sale (in thousands):

	2014	2013
Consolidated Entities:
Proven Oil and Natural Gas Properties	$1,079,039	$749,680
Pipelines and Support Equipment	24,248	33,119
Field Operation Vehicles and Other Equipment	27,030	21,608
Wells and Facilities in Progress	127,597	69,886
Unproven Properties	322,413	189,385
Total	1,580,327	1,063,678
Less Accumulated Depreciation and Depletion	(362,804)	(184,836)
Total	$1,217,523	$878,842
Share of Equity Method Investments:
Pipelines and Support Equipment	19,946	19,270
Wells and Facilities in Progress	—	238
Total	19,946	19,508
Less Accumulated Depreciation and Depletion	(2,611)	(1,818)
Total	$17,335	$17,690

22.	OIL AND NATURAL GAS RESERVE QUANTITIES (UNAUDITED)

Our independent engineers, Netherland, Sewell, and Associates, Inc. (“NSAI”) evaluated all of our proved oil, natural gas and NGL reserves for the years ended December 31, 2014, 2013 and 2012. The technical persons responsible for preparing the estimates of our estimated proved reserves meet the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Our independent third-party engineers do not own an interest in any of our properties and are not employed by us on a contingent basis. We emphasize that reserve estimates are inherently imprecise. Our oil, natural gas and NGL reserve estimates were generally based upon extrapolation of historical production trends, analogy to similar properties and volumetric calculations. Accordingly, these estimates are expected to change, and such change could be material and occur in the near term as future information becomes available. All of our estimated proved reserves are located within the United States.

Proved natural gas, oil and NGL reserves are those quantities of natural gas, oil and NGL which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations - prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. Based on reserve reporting rules, the price is calculated using the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. A project to extract hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes: (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible natural gas or oil on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering or performance data and reliable technology establish a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated natural gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Developed natural gas, oil and NGL reserves are reserves of any category that can be expected to be recovered (x) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (y) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

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

Presented below is a summary of changes in estimated reserves of the oil and natural gas wells at December 31, 2014, 2013 and 2012:

	2014
	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	(MMcf) Equivalents
Estimated Proved Reserves-Beginning of Period	8,619.6	46,130.7	521,282.8	849,784.6
Extensions, Discoveries and Additions	1,723.1	31,160.3	326,464.2	523,764.6
Revisions of Previous Estimates	471.1	(2,889.1)	9,971.0	(4,537.0)
Purchases	12.0	933.0	18,478.3	24,148.3
Production	(1,141.1)	(2,082.4)	(37,011.2)	(56,352.2)
Estimated Proved Reserves-End of Period	9,684.7	73,252.5	839,185.1	1,336,808.3

	2013
	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	(MMcf) Equivalents
Estimated Proved Reserves-Beginning of Period	9,375.7	31,679.9	371,716.4	618,050.0
Extensions, Discoveries and Additions	595.6	19,956.1	189,150.9	312,461.1
Revisions of Previous Estimates	(438.5)	(4,685.6)	(16,137.7)	(46,882.3)
Purchases	1.0	—	—	6.0
Production	(914.2)	(819.7)	(23,446.8)	(33,850.2)
Estimated Proved Reserves-End of Period	8,619.6	46,130.7	521,282.8	849,784.6

	2012
	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	(MMcf) Equivalents
Estimated Proved Reserves-Beginning of Period	8,181.2	7,134.8	274,292.3	366,188.3
Extensions, Discoveries and Additions	474.6	12,813.6	116,854.4	196,583.6
Revisions of Previous Estimates	650.5	12,089.5	(1,413.6)	75,026.4
Improved Recovery	758.3	—	—	4,549.8
Purchases	43.2	—	—	259.2
Production	(732.1)	(358.0)	(18,016.7)	(24,557.3)
Estimated Proved Reserves-End of Period	9,375.7	31,679.9	371,716.4	618,050.0

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	(MMcf) Equivalents
Proved Developed Reserves
December 31, 2014	7,628.1	29,215.0	365,673.3	586,731.9
December 31, 2013	7,742.5	16,322.5	212,061.4	356,451.4
December 31, 2012	9,216.1	10,143.7	141,754.6	257,913.4
Proved Undeveloped Reserves
December 31, 2014	2,056.6	44,037.5	473,511.8	750,076.4
December 31, 2013	877.1	29,808.2	309,221.4	493,333.2
December 31, 2012	159.6	21,536.2	229,961.8	360,136.6

Our estimated proved undeveloped reserves included five gross (five net) locations that generated positive future net revenue but negative present value discounted at 10%. Net reserve volumes associated with these locations were 2.1 Bcfe (approximately 0.2% of total estimated proved reserves). Given our planned operating budget, strategy to hold the acreage by production, and expectations of future commodity prices, we plan to develop these locations over the next five years and therefore have included these locations in our PUD reserves.

Revisions. Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from developmental drilling and production history or resulting from a change in economic factors, such as commodity prices and operating costs.

Our revisions in 2014 included a negative adjustment of approximately 58.5 Bcfe related to PUD locations that were not developed within five years, negative revisions of 1.6 Bcfe related to commodity pricing, positive revisions of 17.6 Bcfe related to favorable operating expenses and positive technical revisions of 38.0 Bcfe. The negative revisions were related to PUD locations that were previously booked in our Butler County, Pennsylvania region. The positive technical revisions included 51.0 Bcfe in our Butler County, Pennsylvania area related to positive well performance which was partially offset by negative revisions related to well performance in our Warrior South prospect and our non-operated Westmoreland County, Pennsylvania area of approximately 15.5 Bcfe.

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

We had significant revisions in our oil, NGL and natural gas reserves for the year ended December 31, 2012. Revisions due to price in our natural gas operations resulted in a significant loss of reserves. Prices used for natural gas reserves decreased from $4.55 in 2011 to $2.94 in 2012. Partially offsetting the decrease due to pricing were increased reserves due to additional field production data demonstrating better well performance than as of year-end 2011. We believe this increased performance is the result of improved completion techniques. During 2012, we executed an agreement to sell ethane as a separate product in our NGL stream, which was being utilized as plant fuel. As such, we booked for the first time ethane barrels as part of our NGL reserves. The ethane reserves contained within revisions to previous estimates are barrels associated to those wells which were considered to be proved locations as of December 31, 2011. We also had revisions in our non-operated properties. In our Westmoreland Marcellus, we saw reserve increases as a result of field production data demonstrating better well performance than last year’s estimates. For our Clearfield County Marcellus proved undeveloped acreage, we saw a reduction in proved reserves primarily due to offset well performance. In our Illinois Basin asset, we saw positive revisions, with a significant portion being the result of our re-frac program of stacked pay intervals instituted during the middle of 2012.

Extensions, discoveries and other additions. These are additions to estimated proved reserves that result from (1) extension of the proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to discovery and (2) discovery of new fields with estimated proved reserves or of new reservoirs of estimated proved reserves in old fields.

We had significant extensions, discoveries and other additions for the year ended December 31, 2014, of 1.7 MMBOE of oil, 31.2 MMBOE of NGLs and 326.5 Bcf of natural gas. During 2013, we had extensions, discoveries and other additions of 0.6 MMBOE of oil, 20.0 MMBOE of NGLs and 189.1 Bcf of natural gas. During 2012, we had extensions, discoveries and other additions of 0.5 MMBOE of oil, 12.8 MMBOE of NGLs and 116.9 Bcf of natural gas. Our continued success in the Appalachian Basin has been the primary contributor to the growth of our extensions, discoveries and other additions, specifically the Marcellus Shale. At December 31, 2012, we had 100.0 gross (58.1 net) PUD locations in the Appalachian Basin, including 97.0 gross (56.4 net) related to the Marcellus Shale. At December 31, 2013, we had 136.0 gross (85.5 net) PUD locations in the Appalachian Basin, including 120.0 gross (73.5 net) related to the Marcellus Shale. At December 31, 2014, we had 177.0 gross (117.0 net) PUD locations in the Appalachian Basin, including 162.0 gross (105.4 net) related to the Marcellus Shale.

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

The following summary sets forth our future net cash flows relating to proved oil and natural gas reserves based on the standardized measure prescribed by FASB ASC 932 at December 31, 2014, 2013 and 2012 ($ in thousands):

	2014		2013		2012
Future Cash Inflows	$5,824,231	(a)	$3,899,878	(b)	$2,988,231	(c)
Future Costs:
Production	(2,332,151)		(1,619,629)		(1,387,653)
Abandonment	(134,308)		(95,183)		(85,859)
Development	(686,676)		(517,875)		(324,873)
Net Future Cash Inflow Before Income Taxes	2,671,096		1,667,191		1,189,846
Future Income Tax Expense	(468,597)		(359,322)		(245,078)
Total Future Net Cash Flows Before 10.0% Discount	2,202,499		1,307,869		944,768
Less: Effect of 10.0% Discount Factor	(1,177,135)		(778,756)		(548,645)
Standardized Measure of Discounted Future Net Cash Flows	$1,025,364		$529,113		$396,123

(a)	Calculated using weighted average prices of $3.455 per Mcf, $88.02 per barrel of oil and $28.30 per barrel of NGLs
(b)	Calculated using weighted average prices of $3.588 per Mcf, $94.28 per barrel of oil and $26.37 per barrel of NGLs
(c)	Calculated using weighted average prices of $2.94 per Mcf, $90.92 per barrel of oil and $32.91 per barrel of NGLs

The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

	2014	2013	2012
Standardized Measure – Beginning of Period	$529,113	$396,123	$413,935
Revisions of Previous Estimates:
Changes in Prices and Production Costs	253,865	72,503	(198,433)
Revisions in Quantities	(5,970)	(51,289)	91,462
Changes in Future Development Costs	(51,794)	22,341	(3,885)
Accretion of Discount and Timing of Future Cash Flows	64,013	47,571	52,093
Net Change in Income Tax	28,756	31,433	27,405
Purchase of Reserves in Place	28,316	—	1,188
Plus Extensions, Discoveries, and Other Additions	430,252	170,846	88,749
Development Costs Incurred	71,383	64,661	57,149
Sales of Product – Net of Production Costs	(197,587)	(151,781)	(86,936)
Changes in Timing and Other	(124,983)	(73,295)	(46,604)
Standardized Measure – End of Period	$1,025,364	$529,113	$396,123

24.	RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Results of operations are equal to revenues, less (a) production costs, (b) impairment expenses, (c) exploration expenses, (d) DD&A expenses, and (e) income tax expense (benefit) (certain prior year amounts have been reclassified to conform to current presentation):

	2014	2013	2012
Consolidated Entities (in thousands):
Revenues
Oil and Natural Gas Sales	$297,869	$213,919	$134,574
Expenses
Production and Lease Operating Expense	100,282	62,150	47,638
Impairment Expense	132,618	32,072	20,505
Exploration Expense	9,446	11,408	4,782
Depletion, Depreciation, Amortization and Accretion	94,467	62,386	44,955
Total Costs	336,813	168,016	117,880
Pre-Tax Operating Income (Loss)	(38,944)	45,903	16,694
Income Tax (Expense) Benefit (a)	14,059	(29,148)	(6,750)
Results of Operations for Oil and Gas Producing Activities	$(24,885)	$16,755	$9,944
Share of Equity Method Investments (in thousands):
Expenses
Depletion, Depreciation, Amortization and Accretion	$805	$752	$1,082
Total Costs	805	752	1,082
Pre-Tax Operating Income (Loss)	(805)	(752)	(1,082)
Income Tax Benefit (a)	291	478	438
Results of Operations for Oil and Gas Producing Activities	$(514)	$(274)	$(644)
Total Consolidated and Equity Method Investees Results of Operations for Oil and Gas Producing Activities	$(25,399)	$16,481	$9,300

(a)	Computed using the effective rate for continuing operations for each period: 36.1% in 2014; 63.5% in 2013 and; 40.4% in 2012.

25.	LITIGATION

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

In 2010, the EPA, DOJ and Illinois EPA approved revisions we proposed to a Directed Inspection and Maintenance Plan, which had been previously implemented by us pursuant to the terms of the consent decree. In 2014, in consultation with the EPA, DOJ and Illinois EPA, we implemented additional measures under the Directed Inspection and Maintenance Plan to reflect changes in hydrogen sulfide control monitoring and procedures. We are required under the terms of the consent decree to submit quarterly reports and to annually reassess the Directed Inspection and Maintenance Plan.

Litigation Related to Proposed Oil and Gas Leases in Clearfield County, Pennsylvania

In October 2011, we were named as defendants in a proposed class action lawsuit filed in the Court of Common Pleas of Clearfield County, Pennsylvania (the “Cardinale case”). The named plaintiffs are two individuals who have sued on behalf of themselves and all persons who are alleged to be similarly situated. The complaint in the Cardinale case generally asserts that a binding contract to lease oil and gas interests was formed between the Company and each proposed class member when representatives of Western Land Services, Inc. (“Western”), a leasing agent that we engaged, presented a form of proposed oil and gas lease and an order for payment to each person in 2008, and each person signed the proposed oil and gas lease form and order for payment and delivered the documents to representatives of Western. We rejected these leases and never signed them. The plaintiffs seek a judgment declaring the rights of the parties with respect to those proposed leases, as well as damages and other relief as may be established by plaintiffs at trial, together with interest, costs, expenses and attorneys’ fees. We filed affirmative defenses and preliminary objections to the plaintiff’s claims, and the parties each made various responsive filings throughout the first quarter of 2012. In May 2012, the trial court dismissed the Cardinale case with prejudice on the grounds that there was no contract formed between us and the plaintiffs. The plaintiffs appealed the dismissal during the second half of 2012. On May 3, 2013, the Superior Court reversed the decision of the Common Pleas Court and remanded the case for further proceedings.

In July 2012, while the Cardinale case was in the midst of the appeals process, counsel for the plaintiffs in the Cardinale case filed two additional lawsuits against us in the Court of Common Pleas of Clearfield County, Pennsylvania: one a proposed class action lawsuit with a different named plaintiff (the “Billotte case”) and another on behalf of a group of individually named plaintiffs (the “Meeker case”). The complaint for the Billotte case contains the same claims as those set forth in the Cardinale case. We have not yet been served with a complaint in the Meeker case, but we believe the claims will also mirror those made in the Cardinale and Billotte cases. It is our understanding that these two additional lawsuits were filed for procedural reasons in light of the dismissal of the Cardinale case and the pendency of the appeal. Proceedings in both the Billotte and Meeker cases were stayed pending the outcome of the appeal in the Cardinale case. As the Cardinale case is proceeding, we are consolidating the Billotte and Cardinale cases. We expect to make a determination as to the consolidation of the Meeker case as the Cardinale case proceeds.

We are vigorously defending against each of these claims. We are currently in the process of conducting class discovery for the Cardinale case, and we expect to progress to class certification proceedings during the second or third quarter of 2015. At this time we are unable to express an opinion with respect to the likelihood of an unfavorable outcome or provide an estimate of potential losses.

26.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth unaudited financial information on a quarterly basis for each of the last two years.

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

($ and Shares in Thousands Except per Share Data)

	2014
	March	June	September	December
Revenues	$81,343	$72,933	$73,466	$70,245
Costs and Expenses	72,587	65,290	67,847	139,913(a)
Net Income (Loss) From Continuing Operations	8,756	7,643	5,619	(69,668)
Net Income From Discontinued Operations, Net of Income Taxes	1,681	1,312	970	1,037
Net Income (Loss)	10,437	8,955	6,589	(68,631)
Net Income Attributable to Noncontrolling Interests	1,569	877	895	698
Net Income (Loss) Attributable to Rex Energy	8,868	8,078	5,694	(69,329)
Preferred Stock Dividends	—	—	—	2,335
Net Income (Loss) Attributable to Common Shareholders	$8,868	$8,078	$5,694	$(71,664)
Income (Loss) per Common Share Attributable to Rex Energy Common Shareholders:
Basic — Continuing Operations	$0.17	$0.14	$0.11	$(1.35)
Basic — Discontinued Operations	—	0.01	—	—
Basic — Net Income (Loss)	$0.17	$0.15	$0.11	$(1.35)
Basic — Weighted Average Shares Outstanding	52,984	53,164	53,214	53,261
Diluted — Continuing Operations	$0.17	$0.14	$0.10	$(1.35)
Diluted — Discontinued Operations	—	0.01	—	—
Diluted — Net Income (Loss)	$0.17	$0.15	$0.10	$(1.35)
Diluted — Weighted Average Shares Outstanding	53,503	53,509	57,991	53,261

	2013
	March	June	September	December
Revenues	$40,964	$51,520	$58,127	$63,508
Costs and Expenses	44,488	38,280	56,469	77,265(a)
Net Income (Loss) From Continuing Operations	(3,524)	13,240	1,658	(13,757)
Net Income (Loss) From Discontinued Operations, Net of Income Taxes	1,123	721	174	(208)
Net Income (Loss)	(2,401)	13,961	1,832	(13,965)
Net Income Attributable to Noncontrolling Interests	433	221	258	645
Net Income (Loss) Attributable to Rex Energy	$(2,834)	$13,740	$1,574	$(14,610)
Income (Loss) per Common Share Attributable to Rex Energy Common Shareholders:
Basic — Continuing Operations	$(0.06)	$0.25	$0.03	$(0.26)
Basic — Discontinued Operations	0.01	0.01	—	(0.02)
Basic — Net Income (Loss)	$(0.05)	$0.26	$0.03	$(0.28)
Basic — Weighted Average Shares Outstanding	52,367	52,555	52,626	52,705
Diluted — Continuing Operations	$(0.06)	$0.25	$0.03	$(0.26)
Diluted — Discontinued Operations	0.01	0.01	—	(0.02)
Diluted — Net Income (Loss)	$(0.05)	$0.26	$0.03	$(0.28)
Diluted — Weighted Average Shares Outstanding	52,367	52,911	53,293	52,705

(a)	For the three-month periods ended December 31, 2014 and 2013, we incurred impairment expense of approximately $132.6 million and $29.7 million, respectively.

27.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of December 31, 2014, we had $675.0 million of outstanding Senior Notes, as shown in Note 8, Long-Term Debt, to our Consolidated Financial Statements. The Senior Notes are guaranteed by certain of our wholly-owned subsidiaries, or guarantor subsidiaries. Unless otherwise noted below, each of the following guarantor subsidiaries are wholly-owned by Rex Energy Corporation and have provided guarantees of the Senior Notes that are joint and several and full and unconditional as of December 31, 2014:

●	Rex Energy I, LLC
●	Rex Energy Operating Corporation
●	Rex Energy IV, LLC
●	PennTex Resources Illinois, Inc.
●	R.E. Gas Development, LLC

The non-guarantor subsidiaries include certain consolidated subsidiaries, including Water Solutions, R.E. Disposal, LLC, Rex Energy Marketing, LLC and R.E. Ventures, LLC. We derive much of our business through and derive much of our income through our subsidiaries. Therefore, our ability to make required payments with respect to indebtedness and other obligations depends on the financial results and condition of our subsidiaries and our ability to receive funds from our subsidiaries. As of December 31, 2014, there were no restrictions on the ability of any of the guarantor subsidiaries to transfer funds to us. There may be restrictions for certain non-guarantor subsidiaries.

The following financial statements present condensed consolidating financial data for (i) Rex Energy Corporation, the issuer of the notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes, and (iv) eliminations necessary to arrive at our consolidated financial statements, which include condensed consolidated balance sheets as of December 31, 2014 and 2013, and the condensed consolidating statements of operations and condensed consolidating statements of cash flows for each of the years in the three-year period ended December 31, 2014.

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

FOR THE YEAR ENDED DECEMBER 31, 2014

($ in Thousands, Except Share and Per Share Data)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
ASSETS
Current Assets
Cash and Cash Equivalents	$17,978	$—	$—	$—	$17,978
Accounts Receivable	43,726	210	—	—	43,936
Taxes Receivable	—	—	504	—	504
Short-Term Derivative Instruments	29,265	—	—	—	29,265
Assets Held For Sale	—	36,794	—	(2,537)	34,257
Inventory, Prepaid Expenses and Other	3,374	—	29	—	3,403
Total Current Assets	94,343	37,004	533	(2,537)	129,343
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	1,084,332	467	—	(5,760)	1,079,039
Unevaluated Oil and Gas Properties	321,708	705	—	—	322,413
Other Property and Equipment	45,466	895	—	—	46,361
Wells and Facilities in Progress	127,759	456	—	(560)	127,655
Pipelines	17,555	—	—	(1,898)	15,657
Total Property and Equipment	1,596,820	2,523	—	(8,218)	1,591,125
Less: Accumulated Depreciation, Depletion and Amortization	(367,224)	(730)	—	1,037	(366,917)
Net Property and Equipment	1,229,596	1,793	—	(7,181)	1,224,208
Deferred Financing Costs and Other Assets—Net	2,421	—	14,649	—	17,070
Equity Method Investments	17,895	—	—	—	17,895
Long-Term Deferred Tax Asset	—	—	8,301	—	8,301
Intercompany Receivables	—	—	951,025	(951,025)	—
Investment in Subsidiaries – Net	4,161	1,541	258,448	(264,150)	—
Long-Term Derivative Instruments	4,904	—	—	—	4,904
Total Assets	$1,353,320	$40,338	$1,232,956	$(1,224,893)	$1,401,721
LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$55,877	$—	$—	$(2,537)	$53,340
Current Maturities of Long-Term Debt	1,176	—	—	—	1,176
Accrued Liabilities	46,783	571	12,124	—	59,478
Short-Term Derivative Instruments	421	—	—	—	421
Current Deferred Tax Liability	—	—	8,301	—	8,301
Liabilities Related to Assets Held For Sale	—	25,115	—	—	25,115
Total Current Liabilities	104,257	25,686	20,425	(2,537)	147,831
8.875% Senior Notes Due 2020	—	—	350,000	—	350,000
6.25% Senior Notes Due 2022	—	—	325,000	—	325,000
Premium on Senior Notes – Net	—	—	2,725	—	2,725
Senior Secured Line of Credit and Other Long-Term Debt	251	—	—	—	251
Long-Term Derivative Instruments	2,377	—	—	—	2,377
Other Deposits and Liabilities	4,018	—	—	—	4,018
Future Abandonment Cost	38,097	49	—	—	38,146
Intercompany Payables	947,114	3,911	—	(951,025)	—
Total Liabilities	1,096,114	29,646	698,150	(953,562)	870,348
Stockholders’ Equity
Preferred Stock	—	—	1	—	1
Common Stock	—	—	54	—	54
Additional Paid-In Capital	177,144	79,743	617,826	(256,887)	617,826
Accumulated Earnings (Deficit)	80,062	(69,253)	(83,075)	(18,483)	(90,749)
Rex Energy Stockholders’ Equity	257,206	10,490	534,806	(275,370)	527,132
Noncontrolling Interests	—	202	—	4,039	4,241
Total Stockholders’ Equity	257,206	10,692	534,806	(271,331)	531,373
Total Liabilities and Stockholders’ Equity	$1,353,320	$40,338	$1,232,956	$(1,224,893)	$1,401,721

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2014

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$297,710	$159	$—	$—	$297,869
Other Revenue	118	—	—	—	118
TOTAL OPERATING REVENUE	297,828	159	—	-	297,987
OPERATING EXPENSES
Production and Lease Operating Expense	100,261	21	—	-	100,282
General and Administrative Expense	30,317	83	5,737	-	36,137
Loss on Disposal of Asset	644	-	—	—	644
Impairment Expense	126,662	5,956	—	—	132,618
Exploration Expense	9,165	281	—	—	9,446
Depreciation, Depletion, Amortization and Accretion	94,643	513	—	(689)	94,467
Other Operating (Income) Expense	134	—	—	—	134
TOTAL OPERATING EXPENSES	361,826	6,854	5,737	(689)	373,728
INCOME (LOSS) FROM OPERATIONS	(63,998)	(6,695)	(5,737)	689	(75,741)
OTHER INCOME (EXPENSE)
Interest Expense	(142)	-	(36,835)	—	(36,977)
Gain (Loss) on Derivatives, Net	37,359	—	1,517	—	38,876
Other Income	90	—	—	-	90
Loss From Equity Method Investments	(813)	—	—	—	(813)
Income (Loss) From Equity in Consolidated Subsidiaries	(4,278)	4,278	(20,204)	20,204	—
TOTAL OTHER INCOME (EXPENSE)	32,216	4,278	(55,522)	20,204	1,176
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(31,782)	(2,417)	(61,259)	20,893	(74,565)
Income Tax (Expense) Benefit	9,928	2,417	14,570	—	26,915
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(21,854)	-	(46,689)	20,893	(47,650)
Loss From Discontinued Operations, Net of Income Tax		9,330		(4,330)	5,000
NET INCOME (LOSS)	(21,854)	9,330	(46,689)	16,563	(42,650)
Net Income Attributable to Noncontrolling Interests of Discontinued Operations	—	4,039	—	—	4,039
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(21,854)	$5,291	$(46,689)	$16,563	$(46,689)
Preferred Stock Dividends	—	-	2,335	—	2,335
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(21,854)	$5,291	$(49,024)	$16,563	$(49,024)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDING DECEMBER 31, 2014

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(21,854)	$9,330	$(46,689)	$16,563	$(42,650)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss on Equity Method Investments	813	—	—	—	813
Non-Cash Expenses (Income)	(273)	278	6,784	—	6,789
Depreciation, Depletion, Amortization and Accretion	94,643	4,217	—	(689)	98,171
Deferred Income Tax Benefit	(9,928)	(1,649)	(14,415)	—	(25,992)
Gain on Derivatives	(37,359)	—	(1,517)	—	(38,876)
Cash Settlements of Derivatives	5,969	—	1,312	—	7,281
Dry Hole Expense	3,797	267	—	—	4,064
(Gain) Loss on Sale of Asset	644	(55)	—	—	589
Impairment Expense	126,662	6,022	—	—	132,684
Changes in operating assets and liabilities
Accounts Receivable	(11,450)	(6,090)	4,686	(766)	(13,620)
Inventory, Prepaid Expenses and Other Assets	(1,283)	(74)	(2)	—	(1,359)
Accounts Payable and Accrued Liabilities	23,768	3,488	9,252	766	37,274
Other Assets and Liabilities	(2,127)	(335)	—	—	(2,462)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	172,022	15,399	(40,589)	15,874	162,706
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany Loans to Subsidiaries	397,382	(5,412)	(371,768)	(20,202)	—
Proceeds from Joint Venture Acreage Management	263	—	—	—	263
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	254	292	—	—	546
Acquisitions of Undeveloped Acreage	(168,713)	(710)	—	—	(169,423)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(382,889)	(12,861)	—	4,328	(391,422)
NET CASH USED IN INVESTING ACTIVITIES	(153,703)	(18,691)	(371,768)	(15,874)	(560,036)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	38,895	171,000	—	209,895
Repayments of Long-Term Debt and Lines of Credit	—	(33,152)	(230,000)	—	(263,152)
Repayments of Loans and Other Notes Payable	(1,727)	(994)	—	—	(2,721)
Proceeds from Senior Notes, Net of Discounts and Premiums	—	—	325,000	—	325,000
Debt Issuance Costs	—	(8)	(6,816)	—	(6,824)
Proceeds from the Issuance of Preferred Stock, Net	—	—	154,988	—	154,988
Proceeds from Exercise of Stock Options	—	—	515	—	515
Distributions by the Partners of Consolidated Subsidiary	—	(1,840)	—	—	(1,840)
Dividends Paid on Preferred Stock			(2,335)		(2,335)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,727)	2,901	412,352	—	413,526
NET INCREASE (DECREASE) IN CASH	16,592	(391)	(5)	—	16,196
CASH – BEGINNING	1,386	509	5	—	1,900
CASH - ENDING	$17,978	$118	$-	$-	$18,096

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

FOR THE YEAR ENDED DECEMBER 31, 2013

($ in Thousands, Except Share and Per Share Data)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
ASSETS
Current Assets
Cash and Cash Equivalents	$1,386	$(84)	$5	$—	$1,307
Accounts Receivable	32,284	—	—	—	32,284
Taxes Receivable	—	—	5,189	—	5,189
Short-Term Derivative Instruments	5,180	—	488	—	5,668
Current Deferred Tax Asset	—	—	3,451	—	3,451
Assets Held For Sale	—	21,645	—	(3,302)	18,343
Inventory, Prepaid Expenses and Other	2,092	—	26	—	2,118
Total Current Assets	40,942	21,561	9,159	(3,302)	68,360
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	752,781	—	—	(3,101)	749,680
Unevaluated Oil and Gas Properties	189,385	—	—	—	189,385
Other Property and Equipment	57,409	908	—	—	58,317
Wells and Facilities in Progress	70,759	5,545	—	(790)	75,514
Pipelines	7,678	—	—	—	7,678
Total Property and Equipment	1,078,012	6,453	—	(3,891)	1,080,574
Less: Accumulated Depreciation, Depletion and Amortization	(188,699)	(219)	—	350	(188,568)
Net Property and Equipment	889,313	6,234	—	(3,541)	892,006
Deferred Financing Costs and Other Assets—Net	2,421	—	9,366	—	11,787
Equity Method Investments	18,708	—	—	—	18,708
Intercompany Receivables	—	—	628,517	(628,517)	—
Investment in Subsidiaries – Net	4,442	1,197	216,945	(222,584)	—
Long-Term Derivative Instruments	535	—	—	—	535
Total Assets	$956,361	$28,992	$863,987	$(857,944)	$991,396
LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$33,613	$36	$—	$(3,304)	$30,345
Current Maturities of Long-Term Debt	1,340	—	—	—	1,340
Accrued Liabilities	45,196	41	2,967	—	48,204
Short-Term Derivative Instruments	4,663	—	—	—	4,663
Liabilities Related to Assets Held For Sale	—	15,461	—	—	15,461
Total Current Liabilities	84,812	15,538	2,967	(3,304)	100,013
8.875% Senior Notes Due 2020	—	—	350,000	—	350,000
Premium (Discount) on Senior Notes – Net	—	—	3,078	—	3,078
Senior Secured Line of Credit and Other Long-Term Debt	137	—	59,000	—	59,137
Long-Term Derivative Instruments	1,071	—	694	—	1,765
Long-Term Deferred Tax Liability	—	—	29,446	—	29,446
Other Deposits and Liabilities	4,992	—	—	—	4,992
Future Abandonment Cost	26,027	13	—	—	26,040
Intercompany Payables	554,329	74,188	—	(628,517)	—
Total Liabilities	671,368	89,739	445,185	(631,821)	574,471
Stockholders’ Equity
Common Stock	—	—	54	—	54
Additional Paid-In Capital	177,144	6,488	456,554	(183,632)	456,554
Accumulated Earnings (Deficit)	107,849	(67,720)	(37,806)	(44,048)	(41,725)
Rex Energy Stockholders’ Equity	284,993	(61,232)	418,802	(227,680)	414,883
Noncontrolling Interests	—	485	—	1,557	2,042
Total Stockholders’ Equity	284,993	(60,747)	418,802	(226,123)	416,925
Total Liabilities and Stockholders’ Equity	$956,361	$28,992	$863,987	$(857,944)	$991,396

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2013

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$213,919	$—	$—	$—	$213,919
Other Revenue	200	—	—	—	200
TOTAL OPERATING REVENUE	214,119	—	—	—	214,119
OPERATING EXPENSES
Production and Lease Operating Expense	62,138	12	—	—	62,150
General and Administrative Expense	25,376	43	5,420	—	30,839
Loss on Disposal of Asset	1,601	1	—	—	1,602
Impairment Expense	32,072	—	—	—	32,072
Exploration Expense	11,395	13	—	—	11,408
Depreciation, Depletion, Amortization and Accretion	62,540	46	—	(200)	62,386
Other Operating Expense	592	—	—	—	592
TOTAL OPERATING EXPENSES	195,714	115	5,420	(200)	201,049
INCOME (LOSS) FROM OPERATIONS	18,405	(115)	(5,420)	200	13,070
OTHER INCOME (EXPENSE)
Interest Expense	(64)	—	(22,612)	—	(22,676)
Gain on Derivatives, Net	(2,703)	—	(205)	—	(2,908)
Other Income (Expense)	6,739	—	—	—	6,739
Loss From Equity Method Investments	(763)	—	—	—	(763)
Income (Loss) From Equity in Consolidated Subsidiaries	(33)	33	5,703	(5,703)	—
TOTAL OTHER INCOME (EXPENSE)	3,176	33	(17,114)	(5,703)	(19,608)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	21,581	(82)	(22,534)	(5,503)	(6,538)
Income Tax (Expense) Benefit	(14,409)	(1,841)	20,404	—	4,154
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	7,172	(1,923)	(2,130)	(5,503)	(2,384)
Income From Discontinued Operations, Net of Income Taxes	—	4,385	—	(2,574)	1,811
NET INCOME (LOSS)	7,172	2,462	(2,130)	(8,077)	(573)
Net Income Attributable to Noncontrolling Interests of Discontinued Operations	—	1,557	—	—	1,557
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$7,172	$905	$(2,130)	$(8,077)	$(2,130)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDING DECEMBER 31, 2013

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$7,172	$2,462	$(2,130)	$(8,077)	$(573)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss on Equity Method Investments	763	—	—	—	763
Non-Cash Expenses	(194)	55	6,369	—	6,230
Depreciation, Depletion, Amortization and Accretion	62,540	1,604	—	(200)	63,944
Deferred Income Tax Expense (Benefit)	14,409	2,210	(14,340)	—	2,279
Gain on Derivatives	2,703	—	205	—	2,908
Cash Settlements of Derivatives	7,128	—	—	—	7,128
Dry Hole Expense	2,993	—	—	—	2,993
(Gain) Loss on Sale of Asset	(5,289)	(922)	—	—	(6,211)
Impairment Expense	32,072	—	—	—	32,072
Changes in operating assets and liabilities
Accounts Receivable	(5,877)	(6,515)	1,241	(1,575)	(12,726)
Inventory, Prepaid Expenses and Other Assets	(826)	(59)	—	—	(885)
Accounts Payable and Accrued Liabilities	8,554	874	1,481	1,982	12,891
Other Assets and Liabilities	(2,272)	(88)	(137)	—	(2,497)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	123,876	(379)	(7,311)	(7,870)	108,316
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany Loans to Subsidiaries	186,089	1,619	(193,015)	5,307	—
Proceeds from Joint Venture Acreage Management	458	—	—	—	458
Contributions to Equity Method Investments	(2,493)	—	—	—	(2,493)
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	8,071	3,234	—	—	11,305
Acquisitions of Undeveloped Acreage	(41,782)	(2)	—	—	(41,784)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(275,697)	(7,870)	—	2,563	(281,004)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(125,354)	(3,019)	(193,015)	7,870	(313,518)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	7,249	65,000	—	72,249
Repayments of Long-Term Debt and Lines of Credit	—	(2,480)	(6,000)	—	(8,480)
Repayments of Loans and Other Notes Payable	(1,363)	(642)	—	—	(2,005)
Proceeds from Senior Notes, net of Discounts and Premiums	—	—	105,000	—	105,000
Debt Issuance Costs	—	(8)	(3,126)	—	(3,134)
Proceeds from the Exercise of Stock Options	—	—	533	—	533
Purchase of Non-Controlling Interests	—	(150)	—	—	(150)
Distributions by the Partners of Consolidated Subsidiary	—	(886)	—	—	(886)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,363)	3,083	161,407	—	163,127
NET INCREASE (DECREASE) IN CASH	(2,841)	(315)	(38,919)	—	(42,075)
CASH – BEGINNING	4,227	824	38,924	—	43,975
CASH - ENDING	$1,386	$509	$5	$—	$1,900

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$134,574	$—	$—	$—	$134,574
Other Revenue	218	—	—	—	218
TOTAL OPERATING REVENUE	134,792	—	—	—	134,792
OPERATING EXPENSES
Production and Lease Operating Expense	47,618	20	—	—	47,638
General and Administrative Expense	19,283	16	3,159	—	22,458
Loss on Disposal of Asset	50	-	—	—	50
Impairment Expense	20,505	66	—	—	20,571
Exploration Expense	4,782	—	—	—	4,782
Depreciation, Depletion, Amortization and Accretion	44,993	45	—	(83)	44,955
Other Operating Expense	1,136	—	—	—	1,136
TOTAL OPERATING EXPENSES	138,367	147	3,159	(83)	141,590
INCOME (LOSS) FROM OPERATIONS	(3,575)	(147)	(3,159)	83	(6,798)
OTHER INCOME (EXPENSE)
Interest Expense	(55)	(1)	(6,362)	—	(6,418)
Gain on Derivatives, Net	10,687	—	—	—	10,687
Other Income (Expense)	99,575	—	(922)	—	98,653
Loss From Equity Method Investments	(3,921)	—	—	—	(3,921)
Income (Loss) From Equity in Consolidated Subsidiaries	(68)	68	51,363	(51,363)	—
TOTAL OTHER INCOME (EXPENSE)	106,218	67	44,079	(51,363)	99,001
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	102,643	(80)	40,920	(51,280)	92,203
Income Tax (Expense) Benefit	(41,772)	(69)	4,559	—	(37,282)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	60,871	(149)	45,479	(51,280)	54,921
Income From Discontinued Operations, Net of Income Taxes	—	(7,952)	—	(671)	(8,623)
NET INCOME (LOSS)	60,871	(8,101)	45,479	(51,951)	46,298
Net Income Attributable to Noncontrolling Interests of Discontinued Operations	—	819	—	—	819
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$60,871	$(8,920)	$45,479	$(51,951)	$45,479

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDING DECEMBER 31, 2012

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$60,871	$(8,101)	$45,479	$(51,951)	$46,298
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss on Equity Method Investments	3,921	—	—	—	3,921
Non-Cash Expenses	33	14	3,144	—	3,191
Depreciation, Depletion, Amortization and Accretion	44,993	527	1,004	(83)	46,441
Deferred Income Tax Expense (Benefit)	35,376	(7,152)	(4,559)	—	23,665
Gain on Derivatives	(10,687)	—	—	—	(10,687)
Cash Settlements of Derivatives	16,219	—	—	—	16,219
Dry Hole Expense	320	336	—	—	656
(Gain) Loss on Sale of Asset	(99,355)	(2,118)	922	—	(100,551)
Impairment Expense	20,505	19,850	—	—	40,355
Changes in operating assets and liabilities
Accounts Receivable	29,564	(3,736)	(39,325)	(201)	(13,698)
Inventory, Prepaid Expenses and Other Assets	(139)	32	15	—	(92)
Accounts Payable and Accrued Liabilities	(8,875)	(766)	916	(107)	(8,832)
Other Assets and Liabilities	(1,146)	(64)	—	29	(1,181)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	91,600	(1,178)	7,596	(52,313)	45,705
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany Loans to Subsidiaries	2,915	1,931	(56,489)	51,643	—
Proceeds from Joint Venture Acreage Management	260	—	—	—	260
Contributions to Equity Method Investments	—	(4,087)	—	—	(4,087)
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	128,554	4,871	—	—	133,425
Acquisitions of Undeveloped Acreage	(51,783)	(19)	—	—	(51,802)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(177,892)	(1,316)	—	670	(178,538)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(97,946)	1,380	(56,489)	52,313	(100,742)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	730	126,000	—	126,730
Repayments of Long-Term Debt and Lines of Credit	—	—	(351,000)	—	(351,000)
Repayments of Loans and Other Notes Payable	(764)	(198)	—	—	(962)
Proceeds from Senior Notes, net of Discounts and Premiums	—	—	248,250	—	248,250
Debt Issuance Costs	—	—	(6,397)	—	(6,397)
Proceeds from the Exercise of Stock Options	—	—	565	—	565
Proceeds from the Issuance of Common Stock, Net of Issuance Costs	—	—	70,583	—	70,583
Settlement of Tax Withholdings Related to Share-Based Compensation Awards	—	—	(234)	—	(234)
Distributions by the Partners of Consolidated Subsidiary	—	(319)	—	—	(319)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(764)	213	87,767	—	87,216
NET INCREASE (DECREASE) IN CASH	(7,110)	415	38,874	—	32,179
CASH – BEGINNING	11,337	409	50	—	11,796
CASH - ENDING	$4,227	$824	$38,924	$—	$43,975

28. SUBSEQUENT EVENT

In January 2015, we entered a settlement and release agreement to cancel an existing drilling rig contract. Under the provisions of the settlement and release agreement, we are obligated to pay $5.0 million in cancellation fees. We paid an initial installment of $2.5 million in January 2015 with a second and final installment of $2.5 million due on January 30, 2016. The settlement and release agreement contains provisions under which we can earn credits towards the second payment if the drilling rig is utilized by us or an unrelated third-party over the term of the original contract, which was January 1, 2015 through December 31, 2016.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to the company is made known to the officers who certify the financial statements and to other members of senior management and the audit committee of our board of directors. As of December 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). An evaluation was conducted to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Control over Financial Reporting. No change to our internal control over financial reporting occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities Exchange Act of 1934). Management has used the framework set forth in the report entitled Internal Control—Integrated Framework (1992) published by the COSO of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and overseen by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with general accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●

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

Management has concluded that our internal controls over financial reporting and our disclosure controls and procedures were effective as of December 31, 2014. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG, LLP an independent registered public accounting firm, as stated in their report which is set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Rex Energy Corporation:

We have audited Rex Energy and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Rex Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rex Energy Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in noncontrolling interests and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas

March 2, 2015

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to such information as set forth in our definitive Proxy Statement (the “2015 Proxy Statement”) for our 2015 annual meeting of stockholders. The 2015 Proxy statement will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement for the 2015 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement for the 2015 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement for the 2015 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement for the 2015 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or related notes.

(a)(3) Exhibits.

Exhibit Number	Exhibit Title
2.1-

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
4.4

Indenture dated as of July 17, 2014 among Rex Energy Corporation, the Guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 17, 2014).

4.5	Form of 6.250% Senior Notes due 2022 (included in Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 17, 2014, and incorporated herein by reference).
4.6

Deposit Agreement, dated August 18, 2014, by and among the Company, Computershare Trust Company, N.A. and Computershare Inc., together as depositary, and holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 18, 2014).

4.7

Form of Depositary Receipt Representing the Depositary Shares (included as Exhibit A to Exhibit 4.7) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 18, 2014).

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

10.5	Summary of Rex Energy Corporation Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the SEC on March 14, 2013).
10.6+

Form of Nonqualified Stock Option Award Agreement for employee common stock option awards under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.7+

Form of Nonqualified Stock Option Award Agreement for non-employee director common stock option awards under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.8+

Form of Stock Appreciation Right Award Agreement under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.9+

Form of Restricted Stock Award Agreement for employee restricted stock awards under Rex Energy 2007 Long-Term Incentive Plan (prior to December 2011) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 31, 2010).

10.10+

Form of Performance-Based Restricted Stock Award for employee restricted stock awards under Rex Energy 2007 Long Term Incentive Plan (first effective for awards granted in December 2011) (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).

10.11+

Form of Time/Service Based Restricted Stock Award Agreement for employee restricted stock awards under Rex Energy 2007 Long-Term Incentive Plan (first effective for awards granted in December 2011) (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).

10.12	Operating Agreement of Charlie Brown Air II, LLC dated as of June 26, 2008 (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K/A filed with the SEC on October 9, 2009).
10.13

Participation and Exploration Agreement dated June 18, 2009 by and among Williams Production Company, LLC, Williams Production Appalachia, LLC, Rex Energy I, LLC and R.E. Gas Development, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 24, 2009).

10.14

Tax Partnership Agreement attached and made a part of the Participation and Exploration Agreement dated June 18, 2009 by and among Williams Production Company, LLC, Williams Production Appalachia, LLC, Rex Energy I, LLC and R.E. Gas Development, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 24, 2009).

10.15

Limited Liability Company Agreement of RW Gathering, LLC effective as of June 18, 2009 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 24, 2009).

10.16

Settlement Agreement and Release by and between Julia Leib and Lisa Thompson, individually and on behalf of the certified class, on the one hand, and Rex Energy Operating Corp. and PennTex Resources Illinois, Inc., on the other hand, effective December 17, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 22, 2009).

10.17-

Contribution Agreement, dated December 21, 2009, by and among R.E. Gas Development, LLC, Stonehenge Energy Resources, L.P. and Keystone Midstream Services, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 28, 2009).

10.18-

Gas Gathering, Compression and Processing Agreement, dated December 21, 2009, by and between R.E. Gas Development, LLC, Keystone Midstream Services, LLC and Rex Energy Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 28, 2009).

10.19-

Master Crude Purchase Agreement by and among certain direct and indirect wholly owned subsidiaries of Rex Energy Corporation and CountryMark Cooperative, dated December 30, 2009. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 5, 2010).

10.20

Independent Director Agreement by and between Rex Energy Corporation and Eric L. Mattson effective as of April 30, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2010).

10.21

Purchase and Sale Agreement dated June 28, 2010 by and between Rex Energy Rockies, LLC and Duncan Oil Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.22+

Employment Agreement by and between Patrick McKinney and Rex Energy Operating Corp. dated October 1, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on October 7, 2008).

10.23-

Confirmation No. 2 under Master Crude Purchase Agreement by and among certain direct and indirect wholly owned subsidiaries of Rex Energy Corporation and CountryMark Cooperative dated January 3, 2011 for period commencing on January 1, 2011 through December 31, 2011 (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed with the SEC on March 3, 2011).

10.24+	Rex Energy Corporation Executive Change of Control Policy (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on February 16, 2011).
10.25+	Rex Energy Corporation Executive Severance Policy (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).

10.26+

Form of Non-Employee Director Restricted Stock Award/Phantom Stock Award Agreement under Rex Energy Corporation 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K filed with the SEC on March 3, 2011).

10.27-

Settlement Agreement by and among Rex Energy Corporation, Rex Energy I, LLC and certain landowners in Westmoreland County of the Commonwealth of Pennsylvania dated as of May 13, 2011 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q as filed with the SEC on August 5, 2011).

10.28+

Employment Agreement by and between Jennifer McDonough, Rex Energy Corporation, and Rex Energy Operating Corporation effective April 25, 2011 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q as filed with the SEC on August 5, 2011).

10.29+

Letter Agreement by and between Patrick M. McKinney and Rex Energy Corporation dated October 10, 2011 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the SEC on October 11, 2011).

10.30

Natural Gas Sales Agreement between R.E. Gas Development, LLC and BP Energy Company dated as of August 9, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q as filed with the SEC on November 8, 2011).

10.31-

Second Amendment to Gas Gathering, Compression and Processing Agreement dated as of May 29, 2012, by and among Keystone Midstream Services, LLC, R.E. Gas Development, LLC and Summit Discovery Resources II, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

10.32

Purchase Agreement, dated as of December 7, 2012, among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 12, 2012, 2013).

10.33

Registration Rights Agreement dated as of December 12, 2012 among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on December 12, 2012).

10.34

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

10.35

Amended and Restated Guaranty and Collateral Agreement, dated as of March 27, 2013, made by Rex Energy Corporation and each of the other grantors (as defined therein) in favor of the administrative agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013).

10.36

Purchase Agreement, dated as of April 23, 2013, among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2013).

10.37

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

10.38+	Amended and Restated 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 13, 2013).
10.39+

Independent Director Agreement, effective July 29, 2013 by and between Rex Energy Corporation and Todd N. Tipton (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 2, 2013).

10.40+

Employment Agreement, by and between Thomas C. Stabley, Rex Energy Corporation and Rex Energy Operating Corp. dated as of December 13, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 17, 2013).

10.41

Second Amendment to Amended and Restated Credit Agreement, effective as of March 27, 2014, by and among Rex

Energy Corporation, KeyBank National Association, as Administrative Agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2014).

10.42

Third Amendment to Amended and Restated Credit Agreement, effective as of July 11, 2014, by and among Rex Energy Corporation, KeyBank National Association, as Administrative Agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2014).

10.43

Purchase Agreement, dated as of July 14, 2014, among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 17, 2014).

10.44

Registration Rights Agreement dated as of July 17, 2014 among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with SEC on July 17, 2014).

10.45-

Amended and Restated Gas Gathering, Compression and Processing Agreement dated as of August 22, 2014 by and among R.E. Gas Development, LLC, MarkWest Liberty Bluestone, L.L.C. and Rex Energy Corporation (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q/A filed with the SEC on January 30, 2015).

10.46-

Natural Gas Liquids Fractionation, Exchange and Marketing Agreement dated as of August 22, 2014 by and among R.E. Gas Development, LLC, MarkWest Liberty Midstream & Resources, L.L.C. and Rex Energy Corporation (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q/A filed with the SEC on January 30, 2015).

10.47

Fourth Amendment to Amended and Restated Credit Agreement, effective as of August 15, 2014, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2014).

10.48

Fifth Amendment to Amended and Restated Credit Agreement effective as of September 12, 2014, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2014).

10.49*

Sixth Amendment to Amended and Restated Credit Agreement effective as of December 16, 2014, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto,

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG, LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1*	Report of Netherland, Sewell & Associates, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensation plan or arrangement.
-	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the Securities and Exchange Commission.

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

Dated: March 2, 2015

REX ENERGY CORPORATION
By:	/s/ THOMAS C. STABLEY
Thomas C. Stabley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LANCE T. SHANER Lance T. Shaner	Chairman of the Board	March 2, 2015
/s/ THOMAS C. STABLEY Thomas C. Stabley	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015
/s/ THOMAS G. RAJAN Thomas G. Rajan	Chief Financial Officer (Principal Financial Officer)	March 2, 2015
/s/ CURTIS J. WALKER	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2015
Curtis J. Walker
/s/ ERIC L. MATTSON Eric L. Mattson	Director	March 2, 2015
/s/ JOHN W. HIGBEE John W. Higbee	Director	March 2, 2015
/s/ JOHN A. LOMBARDI John A. Lombardi	Director	March 2, 2015
/s/ JOHN J. ZAK John J. Zak	Director	March 2, 2015
/s/ TODD N. TIPTON Todd N. Tipton	Director	March 2, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1-

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
4.4

Indenture dated as of July 17, 2014 among Rex Energy Corporation, the Guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 17, 2014).

4.5	Form of 6.250% Senior Notes due 2022 (included in Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 17, 2014, and incorporated herein by reference).
4.6

Deposit Agreement, dated August 18, 2014, by and among the Company, Computershare Trust Company, N.A. and Computershare Inc., together as depositary, and holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 18, 2014).

4.7

Form of Depositary Receipt Representing the Depositary Shares (included as Exhibit A to Exhibit 4.7) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 18, 2014).

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

10.5	Summary of Rex Energy Corporation Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the SEC on March 14, 2013).
10.6+

Form of Nonqualified Stock Option Award Agreement for employee common stock option awards under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.7+

Form of Nonqualified Stock Option Award Agreement for non-employee director common stock option awards under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.8+

Form of Stock Appreciation Right Award Agreement under Rex Energy 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.9+

Form of Restricted Stock Award Agreement for employee restricted stock awards under Rex Energy 2007 Long-Term Incentive Plan (prior to December 2011) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 31, 2010).

10.10+

Form of Performance-Based Restricted Stock Award for employee restricted stock awards under Rex Energy 2007 Long Term Incentive Plan (first effective for awards granted in December 2011) (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).

10.11+

Form of Time/Service Based Restricted Stock Award Agreement for employee restricted stock awards under Rex Energy 2007 Long-Term Incentive Plan (first effective for awards granted in December 2011) (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).

10.12	Operating Agreement of Charlie Brown Air II, LLC dated as of June 26, 2008 (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K/A filed with the SEC on October 9, 2009).
10.13

Participation and Exploration Agreement dated June 18, 2009 by and among Williams Production Company, LLC, Williams Production Appalachia, LLC, Rex Energy I, LLC and R.E. Gas Development, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 24, 2009).

10.14

Tax Partnership Agreement attached and made a part of the Participation and Exploration Agreement dated June 18, 2009 by and among Williams Production Company, LLC, Williams Production Appalachia, LLC, Rex Energy I, LLC and R.E. Gas Development, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 24, 2009).

10.15

Limited Liability Company Agreement of RW Gathering, LLC effective as of June 18, 2009 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 24, 2009).

10.16

Settlement Agreement and Release by and between Julia Leib and Lisa Thompson, individually and on behalf of the certified class, on the one hand, and Rex Energy Operating Corp. and PennTex Resources Illinois, Inc., on the other hand, effective December 17, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 22, 2009).

10.17-

Contribution Agreement, dated December 21, 2009, by and among R.E. Gas Development, LLC, Stonehenge Energy Resources, L.P. and Keystone Midstream Services, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 28, 2009).

10.18-

Gas Gathering, Compression and Processing Agreement, dated December 21, 2009, by and between R.E. Gas Development, LLC, Keystone Midstream Services, LLC and Rex Energy Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 28, 2009).

10.19-

Master Crude Purchase Agreement by and among certain direct and indirect wholly owned subsidiaries of Rex Energy Corporation and CountryMark Cooperative, dated December 30, 2009. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 5, 2010).

10.20

Independent Director Agreement by and between Rex Energy Corporation and Eric L. Mattson effective as of April 30, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2010).

10.21

Purchase and Sale Agreement dated June 28, 2010 by and between Rex Energy Rockies, LLC and Duncan Oil Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.22+

Employment Agreement by and between Patrick McKinney and Rex Energy Operating Corp. dated October 1, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on October 7, 2008).

10.23-

Confirmation No. 2 under Master Crude Purchase Agreement by and among certain direct and indirect wholly owned subsidiaries of Rex Energy Corporation and CountryMark Cooperative dated January 3, 2011 for period commencing on January 1, 2011 through December 31, 2011 (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed with the SEC on March 3, 2011).

10.24+	Rex Energy Corporation Executive Change of Control Policy (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on February 16, 2011).

10.25+	Rex Energy Corporation Executive Severance Policy (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).
10.26+

Form of Non-Employee Director Restricted Stock Award/Phantom Stock Award Agreement under Rex Energy Corporation 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K filed with the SEC on March 3, 2011).

10.27-

Settlement Agreement by and among Rex Energy Corporation, Rex Energy I, LLC and certain landowners in Westmoreland County of the Commonwealth of Pennsylvania dated as of May 13, 2011 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q as filed with the SEC on August 5, 2011).

10.28+

Employment Agreement by and between Jennifer McDonough, Rex Energy Corporation, and Rex Energy Operating Corporation effective April 25, 2011 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q as filed with the SEC on August 5, 2011).

10.29+

Letter Agreement by and between Patrick M. McKinney and Rex Energy Corporation dated October 10, 2011 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the SEC on October 11, 2011).

10.30

Natural Gas Sales Agreement between R.E. Gas Development, LLC and BP Energy Company dated as of August 9, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q as filed with the SEC on November 8, 2011).

10.31-

Second Amendment to Gas Gathering, Compression and Processing Agreement dated as of May 29, 2012, by and among Keystone Midstream Services, LLC, R.E. Gas Development, LLC and Summit Discovery Resources II, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

10.32

Purchase Agreement, dated as of December 7, 2012, among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 12, 2012, 2013).

10.33

Registration Rights Agreement dated as of December 12, 2012 among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on December 12, 2012).

10.34

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

10.35

Amended and Restated Guaranty and Collateral Agreement, dated as of March 27, 2013, made by Rex Energy Corporation and each of the other grantors (as defined therein) in favor of the administrative agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013).

10.36

Purchase Agreement, dated as of April 23, 2013, among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2013).

10.37

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

10.38+	Amended and Restated 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 13, 2013).
10.39+

Independent Director Agreement, effective July 29, 2013 by and between Rex Energy Corporation and Todd N. Tipton (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 2, 2013).

10.40+

Employment Agreement, by and between Thomas C. Stabley, Rex Energy Corporation and Rex Energy Operating Corp. dated as of December 13, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 17, 2013).

10.41

Second Amendment to Amended and Restated Credit Agreement, effective as of March 27, 2014, by and among Rex Energy Corporation, KeyBank National Association, as Administrative Agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2014).

10.42

Third Amendment to Amended and Restated Credit Agreement, effective as of July 11, 2014, by and among Rex Energy Corporation, KeyBank National Association, as Administrative Agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2014).

10.43

Purchase Agreement, dated as of July 14, 2014, among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 17, 2014).

10.44

Registration Rights Agreement dated as of July 17, 2014 among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with SEC on July 17, 2014).

10.45-

Amended and Restated Gas Gathering, Compression and Processing Agreement dated as of August 22, 2014 by and among R.E. Gas Development, LLC, MarkWest Liberty Bluestone, L.L.C. and Rex Energy Corporation (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q/A filed with the SEC on January 30, 2015).

10.46-

Natural Gas Liquids Fractionation, Exchange and Marketing Agreement dated as of August 22, 2014 by and among R.E. Gas Development, LLC, MarkWest Liberty Midstream & Resources, L.L.C. and Rex Energy Corporation (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q/A filed with the SEC on January 30, 2015).

10.47

Fourth Amendment to Amended and Restated Credit Agreement, effective as of August 15, 2014, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2014).

10.48

Fifth Amendment to Amended and Restated Credit Agreement effective as of September 12, 2014, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2014).

10.49*

Sixth Amendment to Amended and Restated Credit Agreement effective as of December 16, 2014, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto,

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG, LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1*	Report of Netherland, Sewell & Associates, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensation plan or arrangement.
-	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the Securities and Exchange Commission.