Form 10-Q
period 2015-03-31
REX ENERGY CORP
filed 2015-05-11
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

55,274,519 common shares were outstanding on May 7, 2015.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD March 31, 2015

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by us in forward-looking statements include, among others, the following:

●	economic conditions in the United States and globally;
●	domestic and global supply and demand for oil and natural gas;
●	volatility in oil, natural gas and natural gas liquid (“NGL”) pricing;
●	new or changing government regulations, including those relating to environmental matters, permitting or other aspects of our operations;
●	the willingness and ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain oil price and production controls;
●	the geologic quality of our properties with regard to, among other things, the existence of hydrocarbons in economic quantities;
●	uncertainties inherent in the estimates of our oil, NGL and natural gas reserves;
●	our ability to increase oil and natural gas production and income through exploration and development;
●	drilling and operating risks;
●	the success of our drilling techniques in both conventional and unconventional reservoirs;
●	the success of the secondary and tertiary recovery methods we utilize or plan to employ in the future;
●	the number of potential well locations to be drilled, the cost to drill them, and the time frame within which they will be drilled;
●	the ability of contractors to timely and adequately perform their drilling, construction, well stimulation, completion and production services;
●	the availability of equipment, such as drilling rigs and infrastructure, such as transportation, pipelines, processing and midstream services;
●	the effects of adverse weather or other natural disasters on our operations;
●	competition in the oil and gas industry in general, and specifically in our areas of operations;
●	changes in our drilling plans and related budgets;
●	the success of prospect development and property acquisitions;
●	the success of our business and financial strategies, and hedging strategies;
●	conditions in the domestic and global capital and credit markets and their effect on us;
●	the adequacy and availability of capital resources, credit and liquidity, including, but not limited to, access to additional borrowing capacity;
●	uncertainties related to the legal and regulatory environment for our industry and our own legal proceedings and their outcome; and
●	other factors discussed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

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

Item 1.	Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except Share Data)

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Current Assets
Cash and Cash Equivalents	$4,964	$17,978
Accounts Receivable	33,386	43,936
Taxes Receivable	2	504
Short-Term Derivative Instruments	32,849	29,265
Inventory, Prepaid Expenses and Other	2,737	3,403
Assets Held for Sale	42,696	34,257
Total Current Assets	116,634	129,343
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	1,147,468	1,079,039
Unevaluated Oil and Gas Properties	335,279	322,413
Other Property and Equipment	46,732	46,361
Wells and Facilities in Progress	101,993	127,655
Pipelines	15,657	15,657
Total Property and Equipment	1,647,129	1,591,125
Less: Accumulated Depreciation, Depletion and Amortization	(395,337)	(366,917)
Net Property and Equipment	1,251,792	1,224,208
Deferred Financing Costs and Other Assets – Net	17,058	17,070
Equity Method Investments	17,692	17,895
Long-Term Derivative Instruments	10,040	4,904
Long-Term Deferred Tax Asset	8,301	8,301
Total Assets	$1,421,517	$1,401,721
LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$45,116	$53,340
Current Maturities of Long-Term Debt	1,056	1,176
Accrued Liabilities	56,559	59,478
Short-Term Derivative Instruments	1,393	421
Current Deferred Tax Liability	8,301	8,301
Liabilities Related to Assets Held for Sale	31,519	25,115
Total Current Liabilities	143,944	147,831
Long-Term Derivative Instruments	4,086	2,377
Senior Secured Line of Credit and Long-Term Debt	38,137	251
8.875% Senior Notes Due 2020	350,000	350,000
6.25% Senior Notes Due 2022	325,000	325,000
Premium on Senior Notes, Net	2,632	2,725
Other Deposits and Liabilities	3,812	4,018
Future Abandonment Cost	39,040	38,146
Total Liabilities	$906,651	$870,348
Commitments and Contingencies (See Note 12)
Stockholders’ Equity
Preferred Stock, $.001 par value per share, 100,000 shares authorized and 16,100 issued and outstanding on March 31, 2015 and on December 31, 2014	$1	$1
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 55,266,519 shares issued and outstanding on March 31, 2015 and 54,174,763 shares issued and outstanding on December 31, 2014.	54	54
Additional Paid-In Capital	620,782	617,826
Accumulated Deficit	(110,978)	(90,749)
Rex Energy Stockholders’ Equity	509,859	527,132
Noncontrolling Interests	5,007	4,241
Total Stockholders’ Equity	514,866	531,373
Total Liabilities and Stockholders’ Equity	$1,421,517	$1,401,721

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, $ in Thousands, Except per Share Data)

	For the Three Months Ended March 31,
	2015	2014
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$54,111	$81,299
Other Revenue	11	44
TOTAL OPERATING REVENUE	54,122	81,343
OPERATING EXPENSES
Production and Lease Operating Expense	29,052	20,033
General and Administrative Expense	9,651	9,562
Loss on Disposal of Asset	65	72
Impairment Expense	7,023	25
Exploration Expense	518	2,060
Depreciation, Depletion, Amortization and Accretion	26,126	19,723
Other Operating Expense (Income)	5,191	83
TOTAL OPERATING EXPENSES	77,626	51,558
INCOME (LOSS) FROM OPERATIONS	(23,504)	29,785
OTHER EXPENSE
Interest Expense	(12,017)	(6,933)
Gain (Loss) on Derivatives, Net	17,119	(9,750)
Other Income (Expense)	34	(37)
Loss on Equity Method Investments	(203)	(200)
TOTAL OTHER INCOME (EXPENSE)	4,933	(16,920)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(18,571)	12,865
Income Tax (Expense) Benefit	92	(4,110)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(18,479)	8,755
Income From Discontinued Operations, Net of Income Taxes	1,962	1,682
NET INCOME	(16,517)	10,437
Net Income Attributable to Noncontrolling Interests	1,297	1,569
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(17,814)	$8,868
Preferred Stock Dividends	2,415	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(20,229)	$8,868
Earnings per common share:
Basic – Net Income (Loss) From Continuing Operations Attributable to Rex Energy Common Shareholders	$(0.38)	$0.17
Basic – Net Income From Discontinued Operations Attributable to Rex Energy Common Shareholders	0.01	0.00
Basic – Net Income (Loss) Attributable to Rex Energy Common Shareholders	$(0.37)	$0.17
Basic – Weighted Average Shares of Common Stock Outstanding	54,370	52,984
Diluted – Net Income (Loss) From Continuing Operations Attributable to Rex Energy Common Shareholders	$(0.38)	$0.17
Diluted – Net Income From Discontinued Operations Attributable to Rex Energy Common Shareholders	0.01	0.00
Diluted – Net Income (Loss) Attributable to Rex Energy Common Shareholders	$(0.37)	$0.17
Diluted – Weighted Average Shares of Common Stock Outstanding	54,370	53,503

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTHS ENDED MARCH 31, 2015

(Unaudited, in Thousands)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Rex Energy Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
BALANCE December 31, 2014	54,175	$54	16	$1	$617,826	$(90,749)	$527,132	$4,241	$531,373
Non-Cash Compensation	—	—	—	—	2,956	—	2,956	—	2,956
Issuance of Restricted Stock, Net of Forfeitures	1,092	—	—	—	—	—	—	—	—
Dividends Declared on Preferred Stock ($150.00 per preferred share)	—	—	—	—	—	(2,415)	(2,415)	—	(2,415)
Capital Distributions	—	—	—	—	—	—	—	(531)	(531)
Net Income (Loss)	—	—	—	—	—	(17,814)	(17,814)	1,297	(16,517)
BALANCE March 31, 2015	55,267	$54	16	$1	$620,782	$(110,978)	$509,859	$5,007	$514,866

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, $ in Thousands)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(16,517)	$10,437
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss from Equity Method Investments	203	200
Non-cash Expenses	3,377	1,998
Depreciation, Depletion, Amortization and Accretion	26,165	20,424
(Gain) Loss on Derivatives	(17,119)	9,750
Cash Settlements of Derivatives	11,079	(4,877)
Dry Hole Expense	(1)	86
Deferred Income Tax Expense	—	4,151
Impairment Expense	7,023	25
Loss on Sale of Asset	33	71
Changes in operating assets and liabilities
Accounts Receivable	10,029	(15,921)
Inventory, Prepaid Expenses and Other Assets	328	(144)
Accounts Payable and Accrued Liabilities	(12,929)	(9,792)
Other Assets and Liabilities	(305)	(348)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,366	16,060
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Joint Venture Acreage Management	39	67
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	672	15
Proceeds from Joint Venture	16,611	—
Acquisitions of Undeveloped Acreage	(17,459)	(15,534)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(67,013)	(66,481)
NET CASH USED IN INVESTING ACTIVITIES	(67,150)	(81,933)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debt and Line of Credit	(25,761)	(19)
Proceeds from Long-Term Debt and Line of Credit	72,826	66,922
Repayments of Loans and Other Notes Payable	(686)	(528)
Debt Issuance Costs	(459)	(252)
Dividends Paid on Preferred Stock	(2,415)	—
Distributions by the Partners of Consolidated Joint Ventures	(531)	(360)
NET CASH PROVIDED BY FINANCING ACTIVITIES	42,974	65,763
NET DECREASE IN CASH	(12,810)	(110)
CASH – BEGINNING	18,096	1,900
CASH – ENDING	$5,286	$1,790
CASH AND CASH EQUIVALENTS ATTRIBUTABLE TO CONTINUING OPERATIONS	$4,964	$1,123
CASH AND CASH EQUIVALENTS ATTRIBUTABLE TO ASSETS HELD FOR SALE	$322	$667
SUPPLEMENTAL DISCLOSURES
Interest Paid, net of capitalized interest	9,895	739
Cash Paid (Received) for Income Taxes	(502)	32
NON-CASH ACTIVITIES
Increase (Decrease) in Accrued Liabilities for Capital Expenditures	(602)	29,153

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

The interim Consolidated Financial Statements of the Company are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Actual results may differ from those estimates and results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in prices for crude oil, NGLs and natural gas, future impact of financial derivative instruments, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market consumption, interruption in production, our ability to obtain additional capital, and the success of oil, NGL and natural gas recovery techniques.

Certain amounts and disclosures have been condensed or omitted from these Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these interim financial statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Discontinued Operations

Unless otherwise noted, all disclosures and tables reflect the results of continuing operations and exclude any assets, liabilities or results from our discontinued operations. For addition information see Note 3, Discontinued Operations/Assets Held for Sale, to our Consolidated Financial Statements.

During December 2014, our board of directors approved and committed to a plan to sell Water Solutions Holdings, LLC and its related subsidiaries (“Water Solutions”), of which we own a 60% interest. As a result, the assets and liabilities of Water Solutions have been classified as held for sale in the accompanying Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, and the results of operations have been classified as discontinued operations in the accompanying Consolidated Statements of Operations as of March 31, 2015 and 2014.

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

Accretion expense for the three-month periods ended March 31, 2015 and 2014 totaled approximately $0.9 million and $0.8 million, respectively. These amounts are recorded as depreciation, depletion, amortization and accretion (“DD&A”) expense on our Consolidated Statements of Operations. We account for future abandonment costs that relate to wells that are drilled jointly based on our working interest in those wells.

($ in Thousands)	Three Months Ended March 31, 2015
Beginning Balance at January 1, 2015	$40,099
Future Abandonment Obligation Incurred	249
Future Abandonment Obligation Settled	(266)
Future Abandonment Obligation Cancelled or Sold	(34)
Future Abandonment Obligation Revision of Estimated Obligation	(2)
Future Abandonment Obligation Accretion Expense	921
Total Future Abandonment Cost[1]	$40,967

1 Includes approximately $1.9 million of short-term future abandonment costs, which are classified as Accrued Liabilities on our Consolidated Balance Sheet.

3. DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE

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

The carrying value of the assets and liabilities of Water Solutions that are classified as held for sale in the accompanying Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
($ in Thousands)	2015	2014
Assets:
Cash and Cash Equivalents	$322	$118
Accounts Receivable	14,223	13,226
Inventory, Prepaid Expenses and Other	484	163
Total Current Assets	15,029	13,507
Other Property and Equipment, Net	26,681	19,690
Wells and Facilities in Progress	628	688
Intangible Assets, Net	358	372
Total Long-Term Assets	27,667	20,750
Total Assets Held for Sale	$42,696	$34,257
Liabilities:
Accounts Payable	$3,475	$3,694
Current Maturities of Long-Term Debt	14,344	6,236
Accrued Liabilities	3,892	6,304
Total Current Liabilities	21,711	16,234
Senior Secured Line of Credit and Long-Term Debt	9,808	8,881
Total Long-Term Liabilities	9,808	8,881
Total Liabilities Related to Assets Held for Sale	$31,519	$25,115
Net Assets Held for Sale	$11,177	$9,142

Summarized financial information for Discontinued Operations related to Water Solutions is set forth in the table below, and does not reflect the costs of certain services provided. Such indirect costs, which were not allocated to the Discontinued Operations, were for services, including legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support.

	Three Months Ended March 31,
($ in Thousands)	2015	2014
Revenues:
Field Services Revenue	$14,964	$15,304
Total Operating Revenue	14,964	15,304
Costs and Expenses:
General and Administrative Expense	977	830
Depreciation, Depletion, Amortization and Accretion	39	701
Field Services Operating Expense	11,289	11,796
Gain on Sale of Asset	(32)	—
Interest Expense	191	202
Other Expense	103	11
Total Costs and Expenses	12,567	13,540
Income from Discontinued Operations Before Income Taxes	2,397	1,764
Income Tax Expense	(435)	(82)
Income from Discontinued Operations, net of taxes	$1,962	$1,682

4. BUSINESS AND OIL AND GAS PROPERTY ACQUISITIONS AND DISPOSITIONS

On March 31, 2015, we entered into a joint venture agreement with an affiliate of ArcLight Capital Partners, LLC (“ArcLight”) to jointly develop 32 specifically designated wells in our Butler County, Pennsylvania operated area. ArcLight will participate and fund 35.0% of the estimated well costs for the designated wells. Total consideration for the transaction will total approximately $67.0 million, with $16.6 million received at closing for wells that had previously been completed or are in the process of being drilled and completed. Upon the attainment of certain return on investment and internal rate of return thresholds, 50.0% of ArcLight’s 35.0% working interest will revert back to us, leaving ArcLight with a 17.5% working interest.

The ArcLight transaction constitutes a pooling of assets in a joint undertaking to develop these specific properties for which there is substantial uncertainty about the ability to recover the costs applicable to our interest in the properties. Under the terms of the agreement, we hold a substantial obligation for future performance, which may not be proportionally reimbursed by ArcLight. Due to the uncertainty that exists on the recoverability of costs associated with our retained interest, proceeds received from ArcLight are considered a recovery of costs and no gain or loss is recognized.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity. The amendments in this ASU change the criteria for reporting discontinued operations while enhancing the disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The amendments in this ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. We adopted this ASU on January 1, 2015.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU intend to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard places more emphasis on risk of loss when determining a controlling financial interest, reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity and changes consolidation conclusions in several industries that typically make use of limited partnerships or variable interest entities. This ASU will be effective for periods beginning after December 15, 2015, for public companies, and early adoption is permitted, including adoption in an interim period. We are currently evaluating the potential effect of this ASU but do not believe that it will have a material impact on our Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The standard requires an entity to present debt issuance costs related to a recognized liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in the ASU is effective for public entities for annual reporting periods beginning after December 15, 2015, including interim periods therein. Early adoption is permitted. We are currently evaluating the potential effect of this ASU and the related impact on our Consolidated Financial Statements. As of March 31, 2015, we had approximately $14.6 million in net deferred financing costs that would be potentially reclassified to reduce the debt carrying balance.

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

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. For the three months ended March 31, 2015, approximately 92.7% of our commodity sales came from five purchasers, with the largest single purchaser accounting for 45.2% of commodity sales. We believe the continued growth in our Appalachian Basin operations will help us to minimize our future risks by diversifying our ratio of oil, NGLs and natural gas sales as well as the quantity of purchasers.

7. LONG-TERM DEBT

Senior Credit Facility

We maintain a revolving credit facility evidenced by a credit agreement, dated March 27, 2013 and most recently amended on March 27, 2015 (the “Senior Credit Facility”). As of March 31, 2015, the borrowing base under the Senior Credit Facility was $350.0 million; however, the Senior Credit Facility may be increased to up to $500.0 million upon re-determinations of the borrowing base, consent of the lenders and other conditions prescribed by the agreement. Within the Senior Credit Facility, a letter of credit subfacility exists for up to $60.0 million of letters of credit. As of March 31, 2015, loans made under the Senior Credit Facility were set to mature on September 12, 2019. In certain circumstances, we may be required to prepay the loans. Management does not believe that a prepayment will be required within the next twelve months. As of March 31, 2015, we had $38.0 million in outstanding borrowings, and at December 31, 2014, we had no outstanding borrowings under the Senior Credit Facility.

The Senior Credit Facility requires we meet, on a quarterly basis, minimum financial requirements of consolidated current ratio and net senior secured debt to EBITDAX. EBITDAX is a non-GAAP financial measure used by our management team and by other users of our financial statements, such as our commercial bank lenders, which adds to or subtracts from net income the following expenses or income for a given period to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, depletion, amortization, unrealized gains and losses from derivatives, exploration expense and other similar non-cash activity. The Senior Credit Facility requires that as of the last day of any fiscal quarter, our ratio of consolidated current assets, which includes the unused portion of our borrowing base, as of such day to consolidated current liabilities as of such day, known as our current ratio, must not be less than 1.0 to 1.0. Our current ratio as of March 31, 2015 was approximately 2.7 to 1.0.  Additionally, as of the last day of any fiscal quarter, our ratio of net senior secured debt to EBITDAX for the trailing twelve months must not exceed 3.0 to 1.0. Our ratio of net senior secured debt to EBITDAX as of March 31, 2015 was approximately 0.4 to 1.0. Prior to our most recent re-determination, our net senior secured debt to EBITDAX for the trailing twelve months was not allowed to exceed 1.75 to 1.0.

2020 Senior Notes and 2022 Senior Notes

As of March 31, 2015 and December 31, 2014, we had recorded on our Consolidated Balance Sheets approximately $350.0 million of 8.875% senior notes due 2020 (the “2020 Senior Notes”) and approximately $325.0 million of 6.25% senior notes due 2022 (the “2022 Senior Notes”) (collectively, the “Senior Notes”). As of March 31, 2015 and December 31, 2014, we had recorded on our Consolidated Balance Sheets approximately $2.6 million and $2.7 million of a net premium related to the Senior Notes. The amortization of our net premium during the first three months of 2015, which follows the effective interest method, was approximately $0.1 million and was recorded as a credit to Interest Expense on our Consolidated Statement of Operations. Interest is payable semi-annually on our Senior Notes. The 2020 Senior Notes are paid at a rate of 8.875% per annum on June 1 and December 1 of each year while the 2022 Senior Notes are paid at a rate of 6.25% per annum on February 1 and August 1 of each year.

In addition to the Senior Credit Facility and the Senior Notes, we may, from time to time in the normal course of business finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and other obligations consisted of the following at March 31, 2015 and December 31, 2014:

($ in Thousands)	March 31, 2015 (Unaudited)	December 31, 2014
8.875% Senior Notes Due 2020	$350,000	$350,000
6.25% Senior Notes Due 2022	325,000	325,000
Premium on Senior Notes, Net	2,632	2,725
Senior Line of Credit(a)	38,000	—
Capital Leases and Other Obligations(a)	1,193	1,427
Total Debt	716,825	679,152
Less Current Portion of Long-Term Debt	(1,056)	(1,176)
Total Long-Term Debt	$715,769	$677,976
(a)

The Senior Credit Facility requires us to make monthly payments of interest on the outstanding balance of loans made under the agreement. The weighted average interest rate on borrowings under our Senior Credit Facility for the three months ended March 31, 2015 and the year ended December 31, 2014, was approximately 1.7% and 2.2%, respectively. The average interest rate on our capital leases and other obligations for the three months ended March 31, 2015 and the year ended December 31, 2014, was approximately 4.2% and 4.0%, respectively.

The following is the principal maturity schedule for debt outstanding as of March 31, 2015:

2015	$868
2016	325
2017	—
2018	—
2019	38,000
Thereafter	675,000
Total(a)	$714,193
(a)	Excludes $2.6 million net premium on Senior Notes.

8. FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS

Our results of operations and operating cash flows are impacted by changes in market prices for oil, natural gas and NGLs. To mitigate a portion of the exposure to adverse market changes, we enter into oil, natural gas and NGL commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling, we make payments to our counterparties. We do not enter into these arrangements for speculative trading purposes. As of March 31, 2015 and December 31, 2014, our commodity derivative instruments consisted of fixed rate swap contracts, puts, collars, swaptions, deferred put spreads, cap swaps, calls, call protected swaps, basis swaps and three-way collars. We did not designate these instruments as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as Gain (Loss) on Derivatives, Net.

We enter into the majority of our derivative arrangements with five counterparties and have a netting agreement in place with these counterparties. We do not obtain collateral to support the agreements, but we believe our credit risk is currently minimal on these transactions. For additional information on the credit risk regarding our counterparties, see Note 6, Concentrations of Credit Risk, to our Consolidated Financial Statements.

None of our commodity derivatives are designated for hedge accounting but are, to a degree, an economic offset to our commodity price exposure. We utilize the mark-to-market accounting method to account for these contracts. We recognize all gains and losses related to these contracts in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Expense. We received net cash settlements of $10.6 million and paid net cash settlements of $5.2 million in relation to our commodity derivatives during the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, we had over 75.0% of our annualized oil production hedged through the remainder of 2015, over 95.0% and 40.0% of our annualized  natural gas production hedged through the remainder of 2015 and 2016, respectively, and over 35.0% of our annualized  NGL production hedged through the remainder of 2015. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future and completion or the natural decline of our oil and gas production.

Interest Rate Derivatives

We are exposed to interest rate risk on our long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in the market interest rates which are lower than our current fixed rate. Variable rate debt, where the interest rate fluctuates, exposes us to changes in market interest rates, which may increase over time. As of March 31, 2015 and December 31, 2014, we had $38.0 million and none outstanding under our Senior Credit Facility, respectively, which is subject to variable rates of interest and $675.0 million of Senior Notes outstanding subject to fixed interest rates. See Note 7, Long-Term Debt, to our Consolidated Financial Statements for additional information on our Senior Credit Facility and Senior Notes.

As of March 31, 2015, we had a $40.0 million notional fixed-to-variable interest rate swap to manage our interest rate exposure related to the Senior Notes in addition to $120.0 million notional fixed-to-variable interest rate swaptions outstanding. We did not have any interest rate derivatives in place as of December 31, 2014. During the second quarter of 2014, we terminated an interest rate swap for net proceeds of approximately $0.6 million. We utilized the mark-to-market accounting method to account for our interest rate swap and swaptions. We recognized all gains and losses related to this contract in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Expense. During the three months ended March 31, 2015, we received cash payments of approximately $0.5 million related to our interest rate swaptions. The fair value of our interest rate swaps as of March 31, 2015, was a net liability of approximately $0.2 million.

The following table summarizes the location and amounts of gains and losses on our derivative instruments from continuing operations, none of which are designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
($ in Thousands)	2015	2014
Oil	$2,876	$(1,168)
Natural Gas	13,600	(8,928)
NGLs	435	(343)
Refined Products	(55)	—
Interest Rate	263	689
Gain (Loss) on Derivatives, Net	$17,119	$(9,750)

Our derivative instruments are recorded on the balance sheet as either an asset or a liability, in either case measured at fair value. The fair value associated with our derivative instruments was a net asset of approximately $37.4 million and $31.4 million at March 31, 2015 and December 31, 2014, respectively.

Our open asset/(liability) financial commodity derivative instrument positions at March 31, 2015 consisted of:

Period	Volume	Put Option	Floor	Ceiling	Swap	Long Call	Fair Market Value ($ in Thousands)
Oil
2015 - Deferred Put Spreads	90,000 Bbls	$73.08	$83.33	$—	$—	$—	$739
2015 - Collars	180,000 Bbls	—	52.58	62.89	—	—	480
2015 - Call Protected Swaps	15,000 Bbls	—	—	—	95.76	110.00	691
2015 - Three-Way Collars	450,000 Bbls	50.00	65.00	72.50	—	—	4,232
2016 - Collars	60,000 Bbls	—	53.75	63.81	—	—	144
2016 - Deferred Put Spreads	120,000 Bbls	50.00	65.00	—	—	—	83
	915,000 Bbls						$6,369
Natural Gas
2015 - Swaps	17,275,000 Mcf	$—	$—	$—	$3.38	$—	$10,563
2015 - Swaptions	2,650,000 Mcf	—	—	—	3.54	—	1,700
2015 - Cap Swaps	5,850,000 Mcf	3.43	—	—	4.12	—	3,026
2015 - Three-Way Collars	3,400,000 Mcf	2.64	3.32	3.88	—	—	769
2015 - Put Spreads	4,550,000 Mcf	2.56	3.32	—	—	—	1,873
2015 - Calls	2,850,000 Mcf	—	—	3.94	—	—	(99)
2015 - Basis Swaps - Dominion South	9,780,000 Mcf	—	—	—	(0.79)	—	1,174
2016 - Swaps	6,630,000 Mcf	—	—	—	3.69	—	3,679
2016 - Swaptions	0 Mcf	—	—	—	—	—	(692)
2016 - Cap Swaps	3,600,000 Mcf	3.45	—	—	4.11	—	1,454
2016 - Collars	900,000 Mcf	—	3.20	4.04	—	—	223
2016 - Three-Way Collars	8,850,000 Mcf	2.66	3.42	4.29	—	—	1,845
2016 - Put Spreads	2,100,000 Mcf	2.25	3.00	—	—	—	(18)
2016 - Calls	9,120,000 Mcf	—	—	4.23	—	—	(988)
2016 - Basis Swaps - Dominion South	7,320,000 Mcf	—	—	—	(0.83)	—	(207)
2017 - Swaps	1,800,000 Mcf	—	—	—	3.64	—	577
2017 - Cap Swaps	2,100,000 Mcf	3.34	—	—	4.07	—	811
2017 - Three-Way Collars	6,600,000 Mcf	2.37	3.19	4.26	—	—	1,089
2017 - Calls	1,440,000 Mcf	—	—	3.90	—	—	(283)
2017 - Basis Swaps - Dominion South	7,300,000 Mcf	—	—	—	(0.83)	—	(207)
2017 - Basis Swaps - Texas Gas	14,600,000 Mcf	—	—	—	(0.13)	—	(172)
2018 - Swaps	1,200,000 Mcf	—	—	—	3.61	—	273
2018 - Cap Swaps	1,800,000 Mcf	3.30	—	—	4.05	—	683
2018 - Basis Swaps - Dominion South	7,300,000 Mcf	—	—	—	(0.83)	—	(207)
2018 - Basis Swaps - Texas Gas	14,600,000 Mcf	—	—	—	(0.13)	—	(172)
2019 - Basis Swaps - Dominion South	7,300,000 Mcf	—	—	—	(0.83)	—	(207)
2020 - Basis Swaps - Dominion South	7,320,000 Mcf	—	—	—	(0.83)	—	(207)
	158,235,000 Mcf						$26,280
NGLs
2015 - C3+ NGL Swaps	732,000 Bbls	$—	$—	$—	$32.90	$—	$3,934
2015 - Ethane Swaps	277,500 Bbls	—	—	—	8.50	—	234
2016 - C3+ NGL Swaps	375,000 Bbls	—	—	—	31.08	—	887
2016 - Ethane Swaps	120,000 Bbls	—	—	—	8.09	—	(2)
	1,504,500 Bbls						$5,053
Refined Product (Heating Oil)
2016 - Swaps	12,000 Bbls	$—	$—	$—	$42.00	$—	(55)
	12,000 Bbls						$(55)

The combined fair value of derivatives, none of which are designated or qualifying as hedges, included in our Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 is summarized below:

	March 31,	December 31,
($ in Thousands)	2015	2014
Short-Term Derivative Assets:
Crude Oil—Collars	$552	$—
Crude Oil—Deferred Put Spread	760	1,413
Crude Oil—Call Protected Swap	691	1,227
Crude Oil—Three-Way Collars	4,232	4,596
NGL—Swaps	5,008	6,181
Natural Gas—Swaps	11,232	4,522
Natural Gas—Cap Swaps	3,585	3,430
Natural Gas—Basis Swaps	1,329	2,815
Natural Gas—Three-Way Collars	1,263	5,081
Natural Gas—Swaption	1,755	—
Natural Gas—Collars	223	—
Natural Gas—Call	(80)	—
Natural Gas—Put Spread	1,872	—
Interest Rate—Swap	427	—
Total Short-Term Derivative Assets	$32,849	$29,265
Long-Term Derivative Assets:
NGL—Swaps	$838	$—
Crude Oil—Collars	72	—
Crude Oil—Deferred Put Spread	62	—
Natural Gas—Cap Swaps	2,389	1,617
Natural Gas—Swaps	3,890	1,554
Natural Gas—Basis Swaps	41	—
Natural Gas—Three-Way Collars	2,440	1,733
Interest Rate—Swap	308	—
Total Long-Term Derivative Assets	$10,040	$4,904
Total Derivative Assets	$42,889	$34,169
Short-Term Derivative Liabilities:
NGL—Swaps	$(791)	$—
Refined Product—Swaps	(13)	—
Natural Gas—Call	(174)	(74)
Natural Gas—Swaps	(30)	—
Natural Gas—Swaption	(55)	(154)
Natural Gas—Basis Swaps	(207)	(193)
Interest Rate—Swaption	(123)	—
Total Short - Term Derivative Liabilities	$(1,393)	$(421)
Long-Term Derivative Liabilities:
NGL—Swaps	$(2)	$—
Refined Product—Swaps	(42)	—
Natural Gas—Put Spread	(17)	—
Natural Gas—Basis Swaps	(1,368)	(1,281)
Natural Gas—Swaption	(692)	—
Natural Gas—Call	(1,116)	(1,096)
Interest Rate—Swap	(849)	—
Total Long-Term Derivative Liabilities	$(4,086)	$(2,377)
Total Derivative Liabilities	$(5,479)	$(2,798)

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

Our Level 2 fair value measurements are comprised of our derivative contracts, excluding our basis swap derivatives, and are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors, interest rates and discount rates, or can be confirmed from other active markets. The fair values recorded as of March 31 2015, and December 31, 2014, were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party.

Our Level 3 fair value measurements are comprised of our natural gas basis swap contracts. The fair values recorded as of March 31, 2015 and December 31, 2014, were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party. The significant unobservable input used in the fair value measurement of our natural gas basis swaps was the estimate of future natural gas basis differentials. Significant variations in price differentials could result in a significantly different fair value measurement. The significant unobservable inputs and the range and weighted average of these inputs used in the fair value measurements of our natural gas basis swaps as of March 31, 2015 and December 31, 2014 are included in the table below.

	As of March 31, 2015
	Range (price per Mcf)	Weighted Average (price per Mcf)	Fair Value (in thousands)
Natural Gas Basis Differential Forward Curve - Dominion South	($0.38) - ($1.23)	$(0.82)	$139
Natural Gas Basis Differential Forward Curve - Texas Gas	($0.10) - ($0.13)	$(0.11)	$(344)

	As of December 31, 2014
	Range (price per Mcf)	Weighted Average (price per Mcf)	Fair Value (in thousands)
Natural Gas Basis Differential Forward Curve - Dominion South	($0.27) - ($1.39)	$(0.84)	$1,341

The fair value of our derivative instruments may be different from the settlement value based on company-specific inputs, such as credit ratings, futures markets and forward curves, and readily available buyers and sellers for such assets and liabilities. During the three months ended March 31, 2015 and for the twelve months ended December 31, 2014, there were no transfers into or out of Level 1 or Level 2 measurements. The following table presents the fair value hierarchy table for assets and liabilities measured at fair value:

		Fair Value Measurements at March 31, 2015 Using:
($ in Thousands)	Total Carrying Value as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives	$37,647	$—	$37,852	$(205)
Interest Rate Swap	(114)	—	(114)	—
Interest Rate Swaption	(123)	—	(123)	—

		Fair Value Measurements at December 31, 2014 Using:
($ in Thousands)	Total Carrying Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives	$31,371	$—	$30,030	$1,341

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

The value of our oil derivatives are comprised of three-way collar, call protected swap and deferred put spread contracts for notional barrels of oil at interval New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The fair value of our oil derivatives as of March 31, 2015 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil and (iii) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our gas derivatives are comprised of swap, collars, swaption, three way collar, basis swap, cap swap, call and put spread contracts for notional volumes of gas contracted at NYMEX Henry Hub (“HH”). The fair values attributable to our gas derivative contracts as of March 31, 2015 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our NGL derivatives are comprised of swaps for notional volumes of NGLs contracted at NYMEX Mont Belvieu. The fair values attributable to our NGL derivative contracts as of March 31, 2015 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for Mont Belvieu, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative instruments are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

The table below sets forth a reconciliation of our commodity derivative contracts at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
($ in Thousands)	2015	2014
Beginning Balance of Level 3	$1,341	$4,323
Changes in Fair Value	(1,955)	(2,356)
Purchases	—	—
Settlements Received	409	284
Ending Balance of Level 3	$(205)	$2,251

Changes in fair value on our Level 3 commodity derivative contracts outstanding for the three months ended March 31, 2015 and 2014, resulted in losses of approximately $2.0 million and $2.4 million, respectively. This amount has been included in Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations.

Future Abandonment Cost

We report the fair value of asset retirement obligations on a nonrecurring basis in our Consolidated Balance Sheets. We estimate the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation;  amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. These inputs are unobservable, and thus result in a Level 3 classification. See Note 2, Future Abandonment Costs, to our Consolidated Financial Statements for further information on asset retirement obligations, which includes a reconciliation of the beginning and ending balances.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value in our Consolidated Financial Statements:

	March 31, 2015		December 31, 2014
($ in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.875% Senior Notes due 2020	$350,000	$269,500	$350,000	$311,955
6.25% Senior Notes due 2022	$325,000	$217,360	325,000	241,313
Secured Lines of Credit	38,000	38,000	—	—
Capital Leases and Other Obligations	1,193	1,167	1,427	1,393
Total	$714,193	$526,027	$676,427	$554,661

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

Other Fair Value Measurements

We recorded an other than temporary impairment of $7.0 million related to proved properties and unproved properties. We utilize quoted futures prices and other observable market data in determining the fair value. The inputs used in determining fair value as a part of the impairment calculation are considered to be Level 2 within the fair value hierarchy. For additional information on our impairment, see Note 15, Impairment Expense, to our Consolidated Financial Statements.

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

Income tax included in continuing operations was as follows:

	Three Months Ended March 31,
($ in Thousands)	2015	2014
Income (Expense) Benefit	$92	$(4,110)
Effective Tax Rate	0.5%	31.9%

For the three months ended March 31, 2015, our overall effective tax rate on pre-tax income from continuing operations was different than the statutory rate of 35% due to the recording of a valuation allowance. As of March 31, 2015, we had a significant level of estimated future tax benefits that, given our past and future expectations of net losses, we do not expect to be able to fully utilize, thus limiting our ability to recognize future tax benefits. For the three months ended March 31, 2014, our overall effective tax rate on pretax losses from continuing operations was different than the statutory rate of 35% due primarily to changes in state taxes, partially offset by section 162(m) limitations.

Income tax payments made during the three months ended March 31, 2015 and 2014 were negligible.  We received tax refunds during the three months ended March 31, 2015 of approximately $0.5 million.

10. CAPITAL STOCK

Common Stock

We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of March 31, 2015 and December 31, 2014, shares of common stock issued and outstanding totaled 55,266,519 and 54,174,763, respectively.

Preferred Stock

On August 18, 2014, we completed a registered offering of 16,100 shares of 6.0% Convertible Perpetual Preferred Stock, Series A, par value $0.001 per share (the “Series A Preferred Stock”) that are represented by 1,610,000 depositary shares. The net proceeds of the offering were approximately $155.0 million, after deducting underwriting discounts, commissions and other offering expenses. We utilized a portion of the net proceeds to fund the acquisition of assets from SWEPI, LP, an affiliate of Royal Dutch Shell, plc, and intend to use the remaining proceeds to fund our capital expenditures program and for general corporate purposes.

The annual dividend on each share of the Series A Preferred Stock is 6.0% per annum on the liquidation preference of $10,000 per share and is payable quarterly, in arrears, on each February 15, May 15, August 15 and November 15 of each year, commencing on November 15, 2014.

We will pay cumulative dividends, when and if declared, in cash, stock or a combination thereof, on a quarterly basis at a rate of $600 per share, or 6.0%, per year. In February 2015, we paid a quarterly cash dividend of $150.00 per share for the period of November 15, 2014 to February 15, 2015 in the amount of $2.4 million.

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

Stock Options

During the three-month period ended March 31, 2015, we issued 80,000 options to purchase shares of our common stock to three employees. We did not issue options to purchase shares of our common stock for the three-month period ended March 31, 2014. Stock-based compensation expense relating to stock options outstanding for the three months ended March 31, 2015 and 2014 was negligible. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense. There were no stock options exercised for the three months ended March 31, 2015 and 2014.  There was no total tax benefit for the three-month periods ended March 31, 2015 and 2014.

A summary of the status of our issued and outstanding stock options as of March 31, 2015 is as follows:

	Outstanding		Exercisable
Exercise Price	Number Outstanding At 3/31/15	Weighted-Average Exercise Price	Number Exercisable At 3/31/15	Weighted-Average Exercise Price
$4.05	40,000	$4.05	—	$—
$4.90	40,000	$4.90	—	$—
$5.04	46,041	$5.04	46,041	$5.04
$9.50	75,000	$9.50	75,000	$9.50
$9.99	149,333	$9.99	149,333	$9.99
$10.42	29,548	$10.42	29,548	$10.42
$11.87	3,500	$11.87	3,500	$11.87
$12.50	19,139	$12.50	19,139	$12.50
$13.19	50,000	$13.19	50,000	$13.19
$22.34	30,000	$22.34	30,000	$22.34
	482,561	$9.77	402,561	$10.82

The weighted average remaining contractual term for options outstanding at March 31, 2015 were 3.3 years and there was no aggregate intrinsic value. The weighted average remaining contractual term for options exercisable at March 31, 2015 were 2.6 years and there was no aggregate intrinsic value. As of March 31, 2015, unrecognized compensation expense related to stock options was $0.1 million.

Restricted Stock Awards

During the three-month period ended March 31, 2015, the Compensation Committee approved the issuance of an aggregate of 1,336,295 shares of restricted common stock to 126 employees and one non-employee contractor. During the three-month period ended March 31, 2014, the Compensation Committee approved the issuance of an aggregate of 3,315 shares of restricted stock to three employees. Certain of our outstanding restricted stock awards granted in 2015, 2014 and 2013 are subject to market-based vesting through a calculation of total shareholder return (“TSR”) of our common stock relative to a pre-defined peer group over a three-year period.

The weighted average fair value of the TSR awards granted as of March 31, 2015 and December 31, 2014 were $2.56 and $10.15 per share, respectively. Average fair values were estimated on the date of each grant using a Monte Carlo Simulation model that estimates the most likely outcome based on the terms of the award and used the following assumptions:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	1.0%	0.8%
Expected Volatility – Rex Energy	58.6%	50.4%
Expected Volatility – Peer Group	29.8%-85.0%	28.4%-65.7%
Market Index	35.6%	35.3%
Expected Life	Three Years	Three Years

Compensation expense associated with restricted stock awards totaled $3.0 million and $1.6 million for the three-month periods ended March 31, 2015 and 2014, respectively. During the first quarter of 2015, the board of directors approved a waiver to certain performance factors for restricted stock awards that vested in March 2015. This waiver resulted in the vesting of approximately 189,872 restricted stock awards with associated expense of approximately $2.5 million. As of March 31, 2015, total unrecognized compensation cost related to restricted common stock grants was approximately $6.7 million, which will be recognized over a weighted average period of 1.9 years.

A summary of the restricted stock activity for the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards, as of December 31, 2014	1,519,301	$14.05
Awards	1,336,295	4.04
Forfeitures	(244,539)	12.55
Vested	(202,492)	12.52
Restricted stock awards, as of March 31, 2015	2,408,565	$8.65

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

There have been no significant changes with respect to the legal matters disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We manage our exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. As of March 31, 2015, we know of no significant probable or possible environmental contingent liabilities.

Letters of Credit

At March 31, 2015, we had posted $7.0 million in various letters of credit to secure our drilling and related operations.

Lease Commitments

As of March 31, 2015, we have lease commitments for various real estate leases. Rent expense is recognized on a straight-line basis and has been recorded in General and Administrative expense on our Consolidated Statements of Operations. Rent expense for each of the three months ended March 31, 2015 and 2014 was approximately $0.2 million. Lease commitments by year for each of the next five years are presented in the table below:

($ in Thousands)
2015	$848
2016	1,129
2017	1,143
2018	721
2019	721
Thereafter	180
Total	$4,742

Capacity Reservation

We have a capacity reservation arrangement with a subsidiary of MarkWest Energy Partners, L.P. (“MarkWest”) to ensure sufficient capacity at the cryogenic gas processing plants owned by MarkWest in Butler County, Pennsylvania to process our produced natural gas. In the event that we do not process any gas through the cryogenic gas processing plants, we may be obligated to pay approximately $12.1 million in 2015, $25.8 million in 2016, $31.0 million in 2017, $31.0 million in 2018, $31.0 million in 2019 and $214.7 million thereafter, assuming our average working interest in the region of approximately 70%. Charges incurred for processing capacity with MarkWest were negligible during the three-month periods ended March 31, 2015 and 2014.

Operational Commitments

We have contracted drilling rig services on one rig to support our Appalachian Basin operations. The minimum cost to retain this rig would require gross payments of approximately $1.7 million in 2015, $2.2 million in 2016 and $2.2 million in 2017, which would be partially offset by other working interest owners, which vary from well to well. During the first quarter of 2015, we terminated two rig contracts earlier than their original term. To satisfy the early release, we incurred approximately $5.0 million in early termination fees, which were classified as Other Operating Expense in our Consolidated Statement of Operations as of March 31, 2015. Approximately $2.5 million of this amount was paid in January 2015 with the remaining amount due in January 2016. We also have agreements for contracted completion services in the Appalachian Basin. The minimum gross cost to retain the completion services is approximately $11.0 million in 2015, which would be partially offset by other working interest owners, which vary from well to well.

Natural Gas Gathering, Processing and Sales Agreements

During the normal course of business, we have entered into certain agreements to ensure the gathering, transportation, processing and sales of specified quantities of our oil, natural gas and NGLs. In some instances, we are obligated to pay shortfall fees, whereby we would pay a fee for any difference between actual volumes provided as compared to volumes that have been committed. In other instances, we are obligated to pay a fee on all volumes that are subject to the related agreement. In connection with our entry into certain of these agreements, we concurrently entered into a guaranty whereby we have guaranteed the payment of obligations under the specified agreements up to a maximum of $414.8 million, which is larger than our estimated minimum obligations due to certain contracts which have minimum commitment volumes and other contracts which contain provisions that require payment on all volumes delivered.

For the three months ended March 31, 2015 and 2014, we incurred expenses related to the transportation, processing and marketing of our oil, natural gas and NGLs of approximately $18.8 million and $9.4 million, respectively. Expense related to these agreements makes up a substantial portion of our Lease Operating Expense, which we expect to continue as existing agreements commence and new transportation, processing and marketing agreements are entered that will enable us to sell our product. During the first quarter of 2015, we incurred approximately $0.9 million in fees related to unutilized capacity commitments. The unutilized commitment fees are related to undeveloped properties that we acquired during 2014. Minimum net obligations under these sales, gathering and transportation agreements for the next five years are as follows:

($ in Thousands)	Total
2015	$16,516
2016	32,656
2017	51,581
2018	54,267
2019	53,181
Thereafter	624,195
Total	$832,396

Pennsylvania Impact Fee

In 2012, Pennsylvania state legislators instituted a natural gas impact fee on producers of unconventional natural gas. The fee will be imposed on every producer of unconventional gas and applies to unconventional wells spud in Pennsylvania regardless of when spudding occurred. The fee for each unconventional gas well is determined using the following matrix, with vertical unconventional gas wells being charged 20% of the applicable rates:

	<$2.25(a)	$2.26 - $2.99(a)	$3.00 - $4.99(a)	$5.00 - $5.99(a)	>$5.99(a)
Year One	$40,200	$45,300	$50,300	$55,300	$60,400
Year Two	$30,200	$35,000	$40,200	$45,300	$55,300
Year Three	$25,200	$30,200	$30,200	$40,200	$50,300
Year 4 – 10	$10,100	$15,100	$20,100	$20,100	$20,100
Year 11 – 15	$5,000	$5,000	$10,100	$10,100	$10,100

(a) Pricing utilized for determining annual fee is based on the arithmetic mean of the NYMEX settled price for the near-month contract as reported by the Wall Street Journal for the last trading day of each month of a calendar year for the 12-month period ending December 31.

All fees owed will be due on April 1 of each year. For each of the three months ended March 31, 2015 and 2014, we recorded expense of approximately $0.6 million. We record expenses related to the impact fees as Production and Lease Operating Expense. As of March 31, 2015, approximately $6.2 million was accrued for the 2014 impact fees and a portion of the 2015 impact fees.

13. EARNINGS PER COMMON SHARE

Basic income (loss) per common share is calculated based on the weighted average number of common shares outstanding at the end of the period, excluding restricted stock with performance-based and market-based vesting criteria. Diluted income per common share includes the speculative exercise of stock options and performance-based restricted stock which contain conditions that are not earnings or market-based, given that the hypothetical effect is not anti-dilutive. For the three months ended March 31, 2015, we excluded stock options to purchase 0.5 million shares due to our Net Loss from Continuing Operations. For the three months ended March 31, 2014, we excluded stock options to purchase 0.3 million shares of our common stock due to the estimate of shares that would be repurchased using the treasury method. For the three months ended March 31, 2015 and 2014, we excluded performance-based restricted stock of 1.3 million shares and 1.0 million shares due to performance metrics that have not yet been attained (for additional information on our non-cash compensation plans, see Note 11, Employee Benefit and Equity Plans, to our Consolidated Financial Statements). We utilize the if-converted method for calculating the impact of our 6.0% Convertible Perpetual Preferred Stock on diluted earnings per share. Under the if-converted method, convertible preferred stock is assumed as converted to common shares for the weighted average period outstanding. For the three months ended March 31, 2015, we excluded the assumed conversion of preferred stock equating to approximately 8.9 million shares due to our Net Loss from Continuing Operations. The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands, except per share amounts)	Three Months Ended March 31,
Numerator:	2015	2014
Net Income (Loss) From Continuing Operations	$(18,479)	$8,755
Net Income From Discontinued Operations, Less Noncontrolling Interests	665	113
Less: Preferred Stock Dividends	(2,415)	—
Net Income (Loss) Attributable to Common Shareholders	$(20,229)	$8,868
Denominator:
Weighted Average Common Shares Outstanding - Basic	54,370	52,984
Effect of Dilutive Securities:
Employee Stock Options	—	150
Employee Performance-Based Restricted Stock Awards	—	369
Effect of Assumed Conversions of Preferred Stock	—	—
Weighted Average Common Shares Outstanding - Diluted	54,370	53,503
Earnings per Common Share Attributable to Rex Energy Common Shareholders:
Basic — Net Income (Loss) From Continuing Operations	$(0.38)	$0.17
— Net Income From Discontinued Operations	0.01	0.00
— Net Income (Loss) Attributable to Rex Energy Common Shareholders	$(0.37)	$0.17
Diluted — Net Income (Loss) From Continuing Operations	$(0.38)	$0.17
— Net Income From Discontinued Operations	0.01	0.00
— Net Income (Loss) Attributable to Rex Energy Common Shareholders	$(0.37)	$0.17

14. EQUITY METHOD INVESTMENTS

RW Gathering, LLC

We own a 40% non-operated interest in RW Gathering, LLC (“RW Gathering”), which owns gas-gathering assets to facilitate development in our Appalachian Basin operations. We recorded our investment in RW Gathering of approximately $17.7 million and $17.9 million as of March 31, 2015 and December 31, 2014, respectively, on our Consolidated Balance Sheets as Equity Method Investments. We did not make any capital contributions to RW Gathering during the first three months of 2015 and 2014. RW Gathering recorded net losses from continuing operations of $0.5 million for each of the three-month periods ended March 31, 2015 and 2014. The losses incurred were due to insurance fees, bank fees, rent expenses and depreciation expense. Our share of the net loss is recorded on the Statements of Operations as Loss on Equity Method Investments.

During each of the three-month periods ended March 31, 2015 and 2014, we incurred approximately $0.2 million in compression expenses that were charged to us from Williams Production Appalachia, LLC. These costs are in relation to compression costs incurred by RW Gathering and are recorded as Production and Lease Operating Expense on our Consolidated Statement of Operations. As of March 31, 2015 and December 31, 2014, there were no receivables due from RW Gathering to us.

15. IMPAIRMENT EXPENSE

For the three months ended March 31, 2015, impairment expenses incurred were approximately $7.0 million while impairment expenses incurred during the three months ended March 31, 2014 were negligible. We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment. The expense incurred during the first quarter of 2015 included approximately $4.0 million related to proved properties in our non-operated dry gas region of Clearfield County, Pennsylvania. This impairment was identified in relation to the continued decrease of natural gas prices since December 31, 2014. Approximately $3.0 million of impairment expense was incurred in relation to undeveloped leases that have expired or are expected to expire without development, primarily in the Appalachian Basin. As of March 31, 2015, we continued to carry the costs of undeveloped properties of approximately $335.3 million on our Consolidated Balance Sheet, which is primarily related to the Marcellus and Utica Shale in the Appalachian Basin and for which we have development, trade or lease extension plans.

16. EXPLORATION EXPENSE

For the three months ended March 31, 2015, we incurred approximately $0.5 million in exploration expenses as compared to $2.1 million in exploration expenses for the same period in 2014. The expense incurred in 2015 was primarily due to geological and geophysical type expenditures. Approximately $1.6 million of the expense incurred in 2014 was due to geological and geophysical type expenditures. An additional $0.4 million of expense was incurred through the payment of delay rentals, predominately in the Appalachian Basin.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2015, we had $675.0 million of outstanding Senior Notes, as shown in Note 7, Long-Term Debt, to our Consolidated Financial Statements. The Senior Notes are guaranteed by certain of our wholly-owned subsidiaries, or guarantor subsidiaries. Unless otherwise noted below, each of the following guarantor subsidiaries are wholly-owned by Rex Energy Corporation and have provided guarantees of the Senior Notes that are joint and several and full and unconditional as of March 31, 2015:

●	Rex Energy I, LLC
●	Rex Energy Operating Corporation
●	Rex Energy IV, LLC
●	PennTex Resources Illinois, Inc.
●	R.E. Gas Development, LLC

The non-guarantor subsidiaries include certain consolidated subsidiaries, including Water Solutions, R.E. Disposal, LLC, Rex Energy Marketing, LLC and R.E. Ventures Holdings, LLC. We derive much of our business through and derive much of our income through our subsidiaries. Therefore, our ability to make required payments with respect to indebtedness and other obligations depends on the financial results and condition of our subsidiaries and our ability to receive funds from our subsidiaries. As of March 31, 2015, there were no restrictions on the ability of any of the guarantor subsidiaries to transfer funds to us. There may be restrictions for certain non-guarantor subsidiaries.

The following financial statements present condensed consolidating financial data for (i) Rex Energy Corporation, the issuer of the notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes, and (iv) eliminations necessary to arrive at our consolidated financial statements, which include condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, the condensed consolidating statements of operations for each of the three-month periods ended March 31, 2015 and 2014, and the condensed consolidating statements of cash flows for each of the three-month periods ended March 31, 2015 and 2014.

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 31, 2015

($ in Thousands, Except Share and Per Share Data)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
ASSETS
Current Assets
Cash and Cash Equivalents	$5,014	$(55)	$5	$—	$4,964
Accounts Receivable	33,289	50	47	—	33,386
Taxes Receivable	—	—	2	—	2
Short-Term Derivative Instruments	32,422	—	427	—	32,849
Assets Held for Sale		54,452		(11,756)	42,696
Inventory, Prepaid Expenses and Other	2,662	—	75	—	2,737
Total Current Assets	73,387	54,447	556	(11,756)	116,634
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	1,153,433	524	—	(6,489)	1,147,468
Unevaluated Oil and Gas Properties	334,581	698	—	—	335,279
Other Property and Equipment	45,837	895	—	—	46,732
Wells and Facilities in Progress	102,236	428	—	(671)	101,993
Pipelines	17,555	—	—	(1,898)	15,657
Total Property and Equipment	1,653,642	2,545	—	(9,058)	1,647,129
Less: Accumulated Depreciation, Depletion and Amortization	(395,810)	(798)	—	1,271	(395,337)
Net Property and Equipment	1,257,832	1,747	—	(7,787)	1,251,792
Deferred Financing Costs and Other Assets—Net	2,421	—	14,637	—	17,058
Equity Method Investments	17,692	—	—	—	17,692
Long-Term Deferred Tax Asset	—	—	8,301	—	8,301
Intercompany Receivables	—	—	978,279	(978,279)	—
Investment in Subsidiaries – Net	(1,909)	—	249,967	(248,058)	—
Long-Term Derivative Instruments	9,732	—	308	—	10,040
Total Assets	$1,359,155	$56,194	$1,252,048	$(1,245,880)	$1,421,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$47,472	$55	$—	$(2,411)	$45,116
Current Maturities of Long-Term Debt	1,056	—	—	—	1,056
Accrued Liabilities	41,799	274	14,486	—	56,559
Short-Term Derivative Instruments	1,271	—	122	—	1,393
Current Deferred Tax Liability	—	—	8,301	—	8,301
Liabilities Related to Assets Held for Sale	—	31,895	—	(376)	31,519
Total Current Liabilities	91,598	32,224	22,909	(2,787)	143,944
Long-Term Derivative Instruments	3,237	—	849	—	4,086
Senior Secured Line of Credit and Other Long-Term Debt	137	—	38,000	—	38,137
8.875% Senior Notes Due 2020	—	—	350,000	—	350,000
6.25% Senior Notes Due 2022	—	—	325,000	—	325,000
Premium on Senior Notes – Net	—	—	2,632	—	2,632
Other Deposits and Liabilities	3,812	—	—	—	3,812
Future Abandonment Cost	38,987	53	—	—	39,040
Intercompany Payables	974,363	3,916	—	(978,279)	—
Total Liabilities	1,112,134	36,193	739,390	(981,066)	906,651
Stockholders’ Equity
Preferred Stock	—	—	1	—	1
Common Stock	—	—	54	—	54
Additional Paid-In Capital	177,143	15,511	620,782	(192,654)	620,782
Accumulated Earnings (Deficit)	69,878	(517)	(108,179)	(72,160)	(110,978)
Rex Energy Stockholders’ Equity	247,021	14,994	512,658	(264,814)	509,859
Noncontrolling Interests	—	5,007	—	—	5,007
Total Stockholders’ Equity	247,021	20,001	512,658	(264,814)	514,866
Total Liabilities and Stockholders’ Equity	$1,359,155	$56,194	$1,252,048	$(1,245,880)	$1,421,517

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$54,000	$111	$—	$—	$54,111
Other Revenue	11	—	—	—	11
TOTAL OPERATING REVENUE	54,011	111	—	—	54,122
OPERATING EXPENSES
Production and Lease Operating Expense	29,014	38	—	—	29,052
General and Administrative Expense	6,659	16	2,976	—	9,651
Loss on Disposal of Asset	65	—	—	—	65
Impairment Expense	7,012	11	—	—	7,023
Exploration Expense	518	—	—	—	518
Depreciation, Depletion, Amortization and Accretion	26,292	69	—	(235)	26,126
Other Operating Expense	5,191	—	—	—	5,191
TOTAL OPERATING EXPENSES	74,751	134	2,976	(235)	77,626
INCOME (LOSS) FROM OPERATIONS	(20,740)	(23)	(2,976)	235	(23,504)
OTHER INCOME (EXPENSE)
Interest Expense	(58)	—	(11,959)	—	(12,017)
Gain on Derivatives, Net	16,856	—	263	—	17,119
Other Expense	34	—	—	—	34
Loss From Equity Method Investments	(203)	—	—	—	(203)
Income (Loss) From Equity in Consolidated Subsidiaries	(23)	23	(3,214)	3,214	—
TOTAL OTHER INCOME (EXPENSE)	16,606	23	(14,910)	3,214	4,933
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(4,134)	—	(17,886)	3,449	(18,571)
Income Tax Benefit	20	—	72	—	92
INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,114)	—	(17,814)	3,449	(18,479)
Income From Discontinued Operations, Net of Income Tax	—	2,826	—	(864)	1,962
Net Income (Loss)	(4,114)	2,826	(17,814)	2,585	(16,517)
Net Income Attributable to Noncontrolling Interests of Discontinued Operations	—	1,297	—	—	1,297
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(4,114)	$1,529	$(17,814)	$2,585	$(17,814)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDING MARCH 31, 2015

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(4,114)	$2,826	$(17,814)	$2,585	$(16,517)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss From Equity Method Investments	203	—	—	—	203
Non-Cash Expenses (Income)	(70)	44	3,403	—	3,377
Depreciation, Depletion, Amortization and Accretion	26,292	1,480	—	(1,607)	26,165
Gain on Derivatives	(16,856)	—	(263)	—	(17,119)
Cash Settlements of Derivatives	10,579	—	500	—	11,079
Dry Hole Expense	(1)	—	—	—	(1)
(Gain) Loss on Sale of Asset	65	(32)	—	—	33
Impairment Expense	7,012	11	—	—	7,023
Changes in operating assets and liabilities
Accounts Receivable	10,437	(1,087)	428	251	10,029
Inventory, Prepaid Expenses and Other Assets	712	(322)	(62)	—	328
Accounts Payable and Accrued Liabilities	(12,518)	(2,496)	2,336	(251)	(12,929)
Other Assets and Liabilities	(199)	(133)	27	—	(305)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	21,542	291	(11,445)	978	11,366
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany loans to subsidiaries	27,192	(1,688)	(23,681)	(1,823)	—
Proceeds from Joint Venture Acreage Management	39	—	—	—	39
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	217	455	—	—	672
Proceeds from Joint Venture	16,611	—	—	—	16,611
Acquisitions of Undeveloped Acreage	(17,454)	(5)	—	—	(17,459)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(60,719)	(7,139)	—	845	(67,013)
NET CASH USED IN INVESTING ACTIVITIES	(34,114)	(8,377)	(23,681)	(978)	(67,150)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	18,826	54,000	—	72,826
Repayments of Long-Term Debt and Lines of Credit	—	(9,761)	(16,000)	—	(25,761)
Repayments of Loans and Other Long-Term Debt	(392)	(294)	—	—	(686)
Debt Issuance Costs	—	—	(459)	—	(459)
Dividends Paid	—	—	(2,415)	—	(2,415)
Distributions by the Partners of Consolidated Subsidiaries	—	(531)	—	—	(531)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(392)	8,240	35,126	—	42,974
NET INCREASE (DECREASE) IN CASH	(12,964)	154	—	—	(12,810)
CASH – BEGINNING	17,978	113	5	—	18,096
CASH - ENDING	$5,014	$267	$5	$—	$5,286

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2014

($ in Thousands, Except Share and Per Share Data)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
ASSETS
Current Assets
Cash and Cash Equivalents	$17,978	$—	$—	$—	$17,978
Accounts Receivable	43,726	210	—	—	43,936
Taxes Receivable	—	—	504	—	504
Short-Term Derivative Instruments	29,265	—	—	—	29,265
Assets Held for Sale	—	36,794	—	(2,537)	34,257
Inventory, Prepaid Expenses and Other	3,374	—	29	—	3,403
Total Current Assets	94,343	37,004	533	(2,537)	129,343
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	1,084,332	467	—	(5,760)	1,079,039
Unevaluated Oil and Gas Properties	321,708	705	—	—	322,413
Other Property and Equipment	45,466	895	—	—	46,361
Wells and Facilities in Progress	127,759	456	—	(560)	127,655
Pipelines	17,555	—	—	(1,898)	15,657
Total Property and Equipment	1,596,820	2,523	—	(8,218)	1,591,125
Less: Accumulated Depreciation, Depletion and Amortization	(367,224)	(730)	—	1,037	(366,917)
Net Property and Equipment	1,229,596	1,793	—	(7,181)	1,224,208
Deferred Financing Costs and Other Assets—Net	2,421	—	14,649	—	17,070
Equity Method Investments	17,895	—	—	—	17,895
Long-Term Deferred Tax Asset	—	—	8,301	—	8,301
Intercompany Receivables	—	—	951,025	(951,025)	—
Investment in Subsidiaries – Net	4,161	1,541	258,448	(264,150)	—
Long-Term Derivative Instruments	4,904	—	—	—	4,904
Total Assets	$1,353,320	$40,338	$1,232,956	$(1,224,893)	$1,401,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$55,877	$—	$—	$(2,537)	$53,340
Current Maturities of Long-Term Debt	1,176	—	—	—	1,176
Accrued Liabilities	46,783	571	12,124	—	59,478
Short-Term Derivative Instruments	421	—	—	—	421
Current Deferred Tax Liability	—	—	8,301	—	8,301
Liabilities Related to Assets Held for Sale	—	25,115	—	—	25,115
Total Current Liabilities	104,257	25,686	20,425	(2,537)	147,831
Long-Term Derivative Instruments	2,377	—	—	—	2,377
Senior Secured Line of Credit and Other Long-Term Debt	251	—	—	—	251
8.875% Senior Notes Due 2020	—	—	350,000	—	350,000
6.25% Senior Notes Due 2022	—	—	325,000	—	325,000
Premium (Discount) on Senior Notes – Net	—	—	2,725	—	2,725
Other Deposits and Liabilities	4,018	—	—	—	4,018
Future Abandonment Cost	38,097	49	—	—	38,146
Intercompany Payables	947,114	3,911	—	(951,025)	—
Total Liabilities	1,096,114	29,646	698,150	(953,562)	870,348
Stockholders’ Equity
Preferred Stock	—	—	1	—	1
Common Stock	—	—	54	—	54
Additional Paid-In Capital	177,144	79,743	617,826	(256,887)	617,826
Accumulated Earnings (Deficit)	80,062	(69,253)	(83,075)	(18,483)	(90,749)
Rex Energy Stockholders’ Equity	257,206	10,490	534,806	(275,370)	527,132
Noncontrolling Interests	—	202	—	4,039	4,241
Total Stockholders’ Equity	257,206	10,692	534,806	(271,331)	531,373
Total Liabilities and Stockholders’ Equity	$1,353,320	$40,338	$1,232,956	$(1,224,893)	$1,401,721

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$81,299	$—	$—	$—	$81,299
Other Revenue	44	—	—	—	44
TOTAL OPERATING REVENUE	81,343	—	—	—	81,343
OPERATING EXPENSES
Production and Lease Operating Expense	20,030	3	—	—	20,033
General and Administrative Expense	7,880	23	1,659	—	9,562
Loss on Disposal of Asset	72	—	—	—	72
Impairment Expense	25	—	—	—	25
Exploration Expense	2,060	—	—	—	2,060
Depreciation, Depletion, Amortization and Accretion	19,823	11	—	(111)	19,723
Other Operating Expense	83	—	—	—	83
TOTAL OPERATING EXPENSES	49,973	37	1,659	(111)	51,558
INCOME (LOSS) FROM OPERATIONS	31,370	(37)	(1,659)	111	29,785
OTHER INCOME (EXPENSE)
Interest Expense	(15)	—	(6,918)	—	(6,933)
Gain (Loss) on Derivatives, Net	(10,439)	—	689	—	(9,750)
Other Expense	(37)	—	—	—	(37)
Loss From Equity Method Investments	(200)	—	—	—	(200)
Income (Loss) From Equity in Consolidated Subsidiaries	(25)	25	13,567	(13,567)	—
TOTAL OTHER INCOME (EXPENSE)	(10,716)	25	7,338	(13,567)	(16,920)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	20,654	(12)	5,679	(13,456)	12,865
Income Tax (Expense) Benefit	(6,637)	(662)	3,189	—	(4,110)
INCOME (LOSS) FROM CONTINUING OPERATIONS	14,017	(674)	8,868	(13,456)	8,755
Loss From Discontinued Operations, Net of Income Tax	—	3,840	—	(2,158)	1,682
Net Income (Loss)	14,017	3,166	8,868	(15,614)	10,437
Net Income Attributable to Noncontrolling Interests of Discontinued Operations	—	1,569	—	—	1,569
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$14,017	$1,597	$8,868	$(15,614)	$8,868
Preferred Stock Dividends	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$14,017	$1,597	$8,868	$(15,614)	$8,868

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDING MARCH 31, 2014

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$14,017	$3,166	$8,868	$(15,614)	$10,437
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss From Equity Method Investments	200	—	—	—	200
Non-Cash Expenses	(63)	139	1,922	—	1,998
Depreciation, Depletion, Amortization and Accretion	19,823	712	—	(111)	20,424
Deferred Income Tax Expense (Benefit)	6,597	743	(3,189)	—	4,151
Gain on Derivatives	10,439	—	(689)	—	9,750
Cash Settlements of Derivatives	(5,245)	—	368	—	(4,877)
Dry Hole Expense	86	—	—	—	86
(Gain) Loss on Sale of Asset	71	—	—	—	71
Impairment Expense	25	—	—	—	25
Changes in operating assets and liabilities
Accounts Receivable	(8,921)	(10,439)	(50)	3,489	(15,921)
Inventory, Prepaid Expenses and Other Assets	31	14	(189)	—	(144)
Accounts Payable and Accrued Liabilities	(16,986)	2,878	7,805	(3,489)	(9,792)
Other Assets and Liabilities	(307)	—	(41)	—	(348)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	19,767	(2,787)	14,805	(15,725)	16,060
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany loans to subsidiaries	62,160	(175)	(75,553)	13,568	—
Proceeds from Joint Venture Acreage Management	67	—	—	—	67
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	15	—	—	—	15
Acquisitions of Undeveloped Acreage	(15,077)	(457)	—	—	(15,534)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(66,618)	(2,020)	—	2,157	(66,481)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(19,453)	(2,652)	(75,553)	15,725	(81,933)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	5,922	61,000	—	66,922
Repayments of Long-Term Debt and Lines of Credit	—	(19)	—	—	(19)
Repayments of Loans and Other Notes Payable	(399)	(129)	—	—	(528)
Debt Issuance Costs	—	—	(252)	—	(252)
Distributions by the Partners of Consolidated Subsidiaries	—	(360)	—	—	(360)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(399)	5,414	60,748	—	65,763
NET INCREASE (DECREASE) IN CASH	(85)	(25)	—	—	(110)
CASH – BEGINNING	1,386	509	5	—	1,900
CASH - ENDING	$1,301	$484	$5	$—	$1,790

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K and the unaudited financial statements included elsewhere herein.

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

We believe the outlook for our business is favorable despite the continued uncertainty of oil and gas prices. Our resource base, risk management, including an active hedging program, and disciplined investment of capital provide us with an opportunity to exploit and develop our positions and maximize efficiency in our key operating areas. We continue to focus on maintaining financial flexibility while pursuing an active, technology-driven drilling program to develop and maximize the value of our existing acreage as market conditions continue to evolve. We are headquartered in State College, Pennsylvania, and have regional offices in Bridgeport, Illinois; Cranberry, Pennsylvania; and Carrolton, Ohio.

We have historically divided our operations into two principal business segments, exploration and production and field services. During the fourth quarter of 2014, our board of directors approved and committed to a plan to sell Water Solutions Holdings, LLC and its related subsidiaries, which accounted for the majority of our field services segment. We view the activities of Water Solutions as non-core to our exploration and production operations and plan to use the proceeds from the future sale to fund future development within our exploration and production operations. The sale of Water Solutions is being actively marketed and we believe the sale will take place within the next 6-12 months. Unless otherwise noted, information presented in management’s discussion and analysis are for continuing operations.

2015 Activity

During the three months ended March 31, 2015, we produced 16,577 MMcfe in the Appalachian Basin. In the Illinois Basin, we produced 180 MBbls during the three months ended March 31, 2015. Overall, our production for the three months ended March 31, 2015 averaged 196,179 Mcfe per day. As of March 31, 2015, we had 16.0 gross (7.6 net) wells drilled and awaiting completion and four gross (2.1 net) wells resting and awaiting pipeline connection. Our drilling and completion activity for the period indicated in each of our regions is set forth in the table below.

Three Months Ended March 31, 2015

	Wells Drilled		Wells Completed		Wells Placed In Service
	Gross	Net	Gross	Net	Gross	Net
Appalachian Basin	14.0	7.6	8.0	3.5	13.0	8.1
Illinois Basin	—	—	—	—	—	—
Total	14.0	7.6	8.0	3.5	13.0	8.1

ArcLight Capital Partners, LLC Joint Venture

On March 31, 2015, we entered into a joint venture agreement with an affiliate of ArcLight Capital Partners, LLC (“ArcLight”) to jointly develop 32 specifically designated wells in our Butler County, Pennsylvania operated area. ArcLight will participate and fund 35.0% of the estimated well costs for the designated wells. Total consideration for the transaction will total approximately $67.0 million, with $16.6 million received at closing for wells that had previously been completed or are in the process of being drilled and completed. Upon the attainment of certain return on investment and internal rate of return thresholds, 50.0% of ArcLight’s 35.0% working interest will revert back to us, leaving ArcLight with a 17.5% working interest.

Results of Continuing Operations

The following table sets forth summary information regarding oil, NGL and natural gas production and product prices for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015	2014
Production:
Oil and Condensate (Bbls)	315,174	250,409
Natural Gas (Mcf)	11,502,917	7,663,368
C3+ NGLs (Bbls)	521,203	305,143
Ethane (Bbls)	189,155	—
Total (Mcfe)(a)	17,656,109	10,996,680
Average daily production:
Oil and Condensate (Bbls)	3,502	2,782
Natural Gas (Mcf)	127,810	85,149
C3+ NGLs (Bbls)	5,791	3,390
Ethane (Bbls)	2,102	-
Total (Mcfe)(a)	196,179	122,185
Average sales price(b):
Oil and Condensate (per Bbl)	$39.54	$93.07
Natural Gas (per Mcf)	$2.46	$5.23
C3+ NGLs (per Bbl)	$23.25	$58.64
Ethane (per Bbl)	$6.58	$-
Total (per Mcfe)(a)	$3.06	$7.39
Average NYMEX prices(c):
Oil (per Bbl)	$48.64	$99.87
Natural Gas (per Mcf)	$2.81	$4.73
(a)	Oil, Ethane and C3+ NGLs are converted at the rate of one barrel of oil equivalent (“BOE”) to six Mcfe.
(b)	Does not include the effects of cash settled derivatives.
(c)	Based upon the average of bid week prompt month prices.

The following table sets forth summary information by basin regarding oil, NGL and natural gas revenues, production volumes, average product prices and average production costs for the three months ended March 31, 2015 and 2014.

	Production and Revenue by Basin
	For Three Months Ended March 31,
	2015	2014
Appalachian
Revenue – Natural Gas(a)	$28,285,905	$40,100,100
Volumes (Mcf)	11,502,917	7,663,368
Average Price	$2.46	$5.23
Revenue – Condensate (a)	$4,274,032	$5,813,758
Volumes (Bbl)	135,357	67,395
Average Price	$31.58	$86.26
Revenue – C3+ NGLs(a)	$12,119,186	$17,893,119
Volumes (Bbl)	521,203	305,143
Average Price	$23.25	$58.64
Revenue – Ethane(a)	$1,244,587	$—
Volumes (Bbl)	189,155	—
Average Price	$6.58	$—
Average Production Cost per Mcfe(b)	$1.39	$1.21
Illinois
Revenue – Oil(a)	$8,186,795	$17,491,707
Volumes (Bbl)	179,817	183,014
Average Price	$45.53	$95.58
Average Production Cost per Bbl(b)	$33.00	$41.00

(a)	Does not include the effects of cash settled derivatives.
(b)	Excludes ad valorem and severance taxes.

General Overview

Operating revenue for the three months ended March 31, 2015 decreased 33.5%, when compared to the same period in 2014. The decrease in operating revenue for the three ended March 31, 2015, can be primarily attributed to lower commodity prices, partially offset by higher production in our Appalachian region. In the Appalachian Basin, our production grew to 16,577 MMcfe for the three-month period ended March 31, 2015, from 9,899 MMcfe for the three-month period March 31, 2014, or approximately 67.5%, while production in the Illinois Basin decreased to 180 MBbls during the quarter ended March 31, 2015, from 183 MBbls during the same period in 2014, or approximately 1.7%. For the three-month period ended March 31, 2015, our realized sales price for oil, natural gas and NGLs, including ethane, decreased to $39.54 per bbl, $2.46 per mcf and $18.81 per barrel, respectively, when compared to the same period in 2014.

For the three months ended March 31, 2015, we spent approximately $60.5 million on drilling projects, facilities and related equipment, undeveloped acreage and asset acquisitions. Approximately 94.4% of our capital expenditures in 2015 have been in the Appalachian Basin and approximately 5.6% of our capital expenditures have been in the Illinois Basin.

Operating expenses increased $26.1 million for the three months ended March 31, 2015, as compared to 2014. Operating expenses primarily comprise: Production and Lease Operating Expenses, G&A Expenses, Other Operating Expense, Exploration Expenses, Impairment Expense and DD&A Expenses. The increases in operating expenses were largely attributable to Production and Lease Operating Expense, Other Operating Expense, DD&A and Impairment Expense. The growth of many of these operating expenses is consistent with our overall organizational growth as we continue to increase our drilling and exploration activity and our number of revenue generating assets. The increase in impairment expense is primarily due to the continued decline of oil and natural gas prices and the increase in Other Operating Expense is primarily due to fees incurred in connection with the early termination of two drilling rig contracts.

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Oil, NGL and gas revenue, including the effects of cash settled derivatives, for the three-month periods ended March 31, 2015 and 2014 is summarized in the following table:

	For Three Months Ended March 31,
($ in Thousands, except total Mcfe production and price per Mcfe)	2015	2014	Change	%
Oil and Gas Revenue:
Oil and condensate sales revenue	$12,461	$23,306	$(10,845)	-46.5%
Oil derivatives realized(a)	$3,745	$(421)	$4,166	-989.5%
Total oil and condensate revenue and derivatives realized	$16,206	$22,885	$(6,679)	-29.2%
Gas sales revenue	$28,286	$40,100	$(11,814)	-29.5%
Gas derivatives realized(a)	$5,273	$(3,339)	$8,612	-257.9%
Total gas revenue and derivatives realized	$33,559	$36,761	$(3,202)	-8.7%
C3+ NGL revenue	$12,119	$17,893	$(5,774)	-32.3%
C3+ NGL derivatives realized(a)	$1,540	$(1,485)	$3,025	-203.7%
Total C3+ NGL revenue	$13,659	$16,408	$(2,749)	-16.8%
Ethane revenue	$1,245	$—	$1,245	100.0%
Ethane derivatives realized(a)	$22	$—	$22	0.0%
Total Ethane revenue	$1,267	$—	$1,267	100.0%
Consolidated sales	$54,111	$81,299	$(27,188)	-33.4%
Consolidated derivatives realized(a)	$10,580	$(5,245)	$15,825	-301.7%
Total oil, NGL and gas revenue and derivatives realized	$64,691	$76,054	$(11,363)	-14.9%
Total Mcfe Production	17,656,109	10,996,680	6,659,429	60.6%
Average Realized Price per Mcfe	$3.66	$6.92	$(3.26)	-47.0%
(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for oil, NGLs and natural gas during the first quarter of 2015, after the effect of derivative activities, was $3.66 per Mcfe, a decrease of 47.0%, or $3.26 per Mcfe, from the same period in 2014. This decrease was primarily due to a decrease in all commodity prices during the quarter which was partially offset by positive cash settlements on derivatives and increased production. The average price for natural gas, after the effect of derivative activities, decreased 39.2%, or $1.88 per Mcf, to $2.92 per Mcf. The average price for oil and condensate, after the effect of derivative activities, decreased 43.7%, or $39.97 per barrel, to $51.42 per barrel. The average price for C3+ NGLs, after the effect of derivative activities, decreased 51.3%, or $27.56 per barrel, to $26.21 per barrel. During the second quarter of 2014, we commenced sales of ethane, which had previously been separated from our NGL stream and primarily burned as fuel with small amounts blended with our C3+ NGL sales. The average price for ethane, including the effect of derivatives, during the three months ended March 31, 2015 was approximately $6.70 per barrel. Our derivative activities effectively increased net realized prices by $0.60 per Mcfe in the first quarter of 2015 and effectively decreased net realized prices by $0.48 per Mcfe in the first quarter of 2014.

Our realized sales price for natural gas differed from the average Henry Hub NYMEX pricing by approximately $0.35 per mcf during the first quarter of 2015 primarily due to basis differentials in the northeastern United States, which were partially offset by sales on the Texas Eastern pipeline, receiving M3 pricing, a New York area index. We have been able to lessen the impact of basis differentials to an extent by utilizing basis swaps in our derivatives program. We have basis swaps in place for 9,780 MMcf at an average differential to Henry Hub NYMEX of $0.79 per mcf for the remainder of 2015 in addition to basis swaps for 7,320 MMcf at an average differential to Henry Hub NYMEX of $0.83 for 2016. During the first quarter of 2015, we received cash settlements of approximately $0.4 million related to our basis swaps. In addition, we have been targeting sales points outside of the northeastern United States and have executed capacity agreements to transport natural gas volumes to the Midwest and the Gulf Coast.

Production volumes in the first quarter of 2015 increased 60.6% from the first quarter of 2014 primarily due to success of our Marcellus and Utica Shale horizontal drilling activities in the Appalachian Basin, where production increased approximately 67.5%, or 6.7 Bcfe. Natural gas production increased approximately 50.1%, oil and condensate production increased approximately 25.9% and our NGL production increased approximately 132.8%. Our production continues to be positively impacted by strong drilling results in the Appalachian Basin.

Overall, our production for the first quarter of 2015 averaged 196,179 Mcfe per day, of which 65.1% was attributable to natural gas, 10.7% to oil and condensate, 17.7% to C3+ NGLs and 6.4% was a result of ethane production.

Statements of Operations for the three-month periods ended March 31, 2015 and 2014 are as follows:

	For the Three Months Ended March 31, 2015
($ in Thousands)	2015	2014	Change	%
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$54,111	$81,299	$(27,188)	(33.4)%
Other Revenue	11	44	(33)	(75.0)%
TOTAL OPERATING REVENUE	54,122	81,343	(27,221)	(33.5)%
OPERATING EXPENSES
Production and Lease Operating Expense	29,052	20,033	9,019	45.0%
General and Administrative Expense	9,651	9,562	89	0.9%
Loss on Disposal of Asset	65	72	(7)	(9.7)%
Impairment Expense	7,023	25	6,998	27,992.0%
Exploration Expense	518	2,060	(1,542)	(74.9)%
Depreciation, Depletion, Amortization and Accretion	26,126	19,723	6,403	32.5%
Other Operating Expense	5,191	83	5,108	6,154.2%
TOTAL OPERATING EXPENSES	77,626	51,558	26,068	50.6%
INCOME (LOSS) FROM OPERATIONS	(23,504)	29,785	(53,289)	(178.9)%
OTHER EXPENSE
Interest Expense	(12,017)	(6,933)	(5,084)	73.3%
Gain (Loss) on Derivatives, Net	17,119	(9,750)	26,869	(275.6)%
Other Income (Expense)	34	(37)	71	(191.9)%
Loss on Equity Method Investments	(203)	(200)	(3)	1.5%
TOTAL OTHER INCOME (EXPENSE)	4,933	(16,920)	21,853	(129.2)%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(18,571)	12,865	(31,436)	(244.4)%
Income Tax (Expense) Benefit	92	(4,110)	4,202	(102.2)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	(18,479)	8,755	(27,234)	(311.1)%
Income From Discontinued Operations, Net of Income Taxes	1,962	1,682	280	16.6%
NET INCOME (LOSS)	(16,517)	10,437	(26,954)	(258.3)%
Net Income Attributable to Noncontrolling Interests	1,297	1,569	(272)	(17.3)%
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(17,814)	$8,868	$(26,682)	(300.9)%

Production and Lease Operating Expense increased approximately $9.0 million, or 45.0%, in the first quarter of 2015 from the same period in 2014. We experienced Production and Lease Operating Expense increases that are commensurate with the increase in producing wells in the Appalachian Basin and related production as they relate to variable type costs such as transportation, marketing, processing and gathering. For the first quarter of 2015, transportation, capacity and processing fees accounted for approximately 64.9% of our total Production and Lease Operating Expense as compared to 46.8% in the first quarter of 2014. During the first quarter of 2015, approximately $0.8 million of our Production and Lease Operating Expense was related to unutilized transportation, capacity and processing commitments. Of this amount, approximately $0.7 million is related to unproved properties that we acquired in 2014. As we continue to develop our core areas of operation we expect that fees incurred from unutilized commitments will decrease.These types of agreements typically have a term of several years and we expect fees associated with these agreements to continue to comprise a significant portion of our Production and Lease Operating Expense. On a per unit of production basis, our lifting costs decreased to $1.65 per Mcfe in the first quarter of 2015 from $1.82 per Mcfe in the first quarter of 2014.

G&A Expense for the three months ended March 31, 2015 increased approximately $0.1 million, or 0.9%, to $9.7 million from the same period in 2014. During the first quarter of 2015, the board of directors approved a waiver on certain performance factors for restricted stock that vested in March 2015. These waivers resulted in additional expense related to our restricted stock awards of approximately $2.5 million. Partially offsetting this increase in expense were several cost control measures taken during the first quarter of 2015, including reductions in head count, a decrease in travel expenditures, less usage of third-party consultants and pricing concessions received from suppliers and service providers.

Impairment Expense for the three months ended March 31, 2015 increased approximately $7.0 million from a negligible amount for the same period in 2014. We evaluate impairment of our properties when events occur that indicates that the carrying value of these properties may not be recoverable. Approximately $4.0 million of the impairment incurred in 2015 was due to non-operated dry gas proved properties in Clearfield County, Pennsylvania and was directly attributable to the decrease in current and estimated future natural gas pricing as of March 31, 2015.  We incurred approximately $3.0 million in unproved property impairments related to expiring leases that will not be developed, of which approximately $2.8 million was attributable to Appalachian Basin and $0.2 million was attributable to Illinois Basin.

Exploration Expense for the three months ended March 31, 2015 was approximately $0.5 million, as compared to $2.1 million for the three months ended March 31, 2014. All of the expense incurred in 2015 was due to geological and geophysical type expenditures in Appalachian Basin. Approximately $1.6 million of the expense incurred in 2014 was due to geological and geophysical type expenditures. An additional $0.4 million of expense was incurred through the payment of delay rentals, predominately in the Appalachian Basin. In conjunction with the decrease in commodity prices, we have decreased our levels of spending with regards to geological and geophysical activities.

DD&A Expense for the three months ended March 31, 2015 increased approximately $6.4 million, or 32.5%, from $19.7 million for the same period in 2014. Contributing to the increase in DD&A expense were lower reserves in the Illinois Basin.  The period-over-period increase in DD&A expense is consistent with the overall growth in our asset base, reserves and production since the comparable period of 2014.

Other Operating Expense for the three months ended March 31, 2015 increased approximately $5.1 million from negligible amount for the same period in 2014. The period-over-period increase in Other Operating Expense is due to fees incurred associated with the early termination of two drilling rig contacts during the first quarter of 2015 in response to depressed commodity prices. Both drilling rigs were operated in within our Appalachian Basin region. We currently have one drilling rig that remains active in the area.

Interest Expense for the three months ended March 31, 2015 was approximately $12.0 million as compared to $6.9 million for the same period in 2014. The increase in interest expense is primarily due to the issuance of $325.0 million in Senior Notes due 2022 in July 2014 as well as the outstanding balance on our Senior Credit Facility for a portion of the quarter. We discuss our Senior Notes and senior credit facility in Note 7, Long-Term Debt, to our Consolidated Financial Statements.

Gain (Loss) on Derivatives, net included a gain of approximately $17.1 million for the first quarter of 2015 as compared to a loss of $9.8 million for the same period in 2014. Changes were attributable to the volatility of oil, NGL and natural gas commodity prices along with changes in our portfolio of outstanding derivatives. Losses from derivative activities generally reflect higher oil, NGL and natural gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil, NGL and gas production volumes given the highly volatile oil, NGL and gas commodities market.

Income Tax (Expense) Benefit was approximately $0.1 million of benefit for the three months ended March 31, 2015, as compared to a $4.1 million of expense for the three months ended March 31, 2014. Our effective tax rate during the three months ended March 31, 2015, was approximately 0.5%, as compared to 32.1% during the comparable period in 2014. Our effective tax rate in the first quarter of 2015 was different than the statutory rate of 35% due to the recording of a valuation allowance. As of March 31, 2015, we had a significant level of future tax benefits, some of which are not expected to be fully utilized, therefore limiting our ability to recognize further tax benefits.

Net Income (Loss) Attributable to Rex Energy for the first quarter of 2015 was approximately $17.8 million of loss, as compared $8.9 million of income for the comparable period in 2014 as a result of the factors discussed above.

	Other Performance Measurements
	For Three Months Ended March 31,
	2015	2014
EBITDAX from Continuing Operations ($ in Thousands) (a)	$29,324	$48,401
LOE per Mcfe	$1.65	$1.82
G&A per Mcfe	$0.55	$0.87

(a)	EBITDAX is a non-GAAP measure. See “Non-GAAP Financial Measures” for our reconciliation of EBITDAX to net income.

EBITDAX (Non-GAAP)

EBITDAX (Non-GAAP) from continuing operations decreased approximately $19.1 million to $29.3 million for the three-month period ended March 31, 2015, as compared to the same period in 2014. The decrease in EBITDAX can be primarily attributed to decreased average sales prices for oil, natural gas and NGLs, resulting in decreased operating revenues as well as increases in operating expenses. These decreases to EBITDAX were partially offset by increases in production. See “Non-GAAP Financial Measures” for our reconciliation of EBITDAX to net income.

LOE per Mcfe

LOE per Mcfe measures the average cost of extracting oil, NGLs and natural gas from our basin reserves during the period. This measurement is also commonly referred to in the industry as our “lifting cost”. It represents the average cost of extracting one Mcf of natural gas equivalent from our oil, NGL and natural gas reserves in the ground. LOE per Mcfe decreased to $1.65 for the three months ended March 31, 2015 as compared to $1.82 for the same period in 2014. Our LOE is largely comprised of variable type costs such as transportation, marketing, processing and gathering. For the first three months of 2015, transportation, capacity and processing fees accounted for approximately 64.9% of our total Production and Lease Operating Expense as compared to 46.8% in the first three months of 2014. These agreements typically have a term of several years, and we expect them to continue to comprise a significant portion of our Production and Lease Operating Expense. Various agreements that we have entered include firm capacity rights, for which we may incur a fee for unused capacity. As we continue to grow our operations, particularly those in the Appalachian Basin, which have lower operating costs, we expect our lifting cost to decrease as we gain additional efficiencies of scale and utilize all of our firm capacity and transportation commitments.

G&A Expenses per Mcfe

Our G&A expenses include fees for well operating services, marketing, non-field level employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our G&A expenses in relation to our production because these expenses have a direct impact on our profitability. G&A expenses per Mcfe decreased to approximately $0.55 for the three-month period ended March 31, 2015, as compared to $0.87 for the same period in 2014. The year-over-year decrease is predominately due to cost control measures implemented during in first quarter 2015 in response to decreased capital plan related to commodity price declines combined with our increase in production.

Capital Resources and Liquidity

Our primary needs for cash are for the exploration, development and acquisition of oil and gas properties. During the three months ended March 31, 2015, we spent $60.5 million of capital on asset acquisitions, drilling projects, facilities and related equipment and acquisitions of unproved acreage, net of the proceeds we received from the closing of the ArcLight joint venture. We funded our capital program with the proceeds from an offering of Senior Notes due 2022 and preferred stock, net cash flows from operations, proceeds from our Senior Credit Facility and with funds we received from the closing of the ArcLight joint venture . The remainder of our 2015 capital budget of $74.5 million to $84.5 million is expected to be funded primarily by cash on hand, cash flow from operations, future asset sales, and borrowings under our Senior Credit Facility, of which approximately $305.0 million was available at March 31, 2015. The amounts remaining under our original 2015 capital budget do not contemplate expenditures related to capital interest, asset acquisitions or acquisitions of unproved acreage. We currently believe we have sufficient liquidity and cash flow to meet our obligations for the next twelve months; however, further significant decreases in commodity prices, particularly natural gas, or reductions in production or reserves could adversely affect our ability to fund capital expenditures and meet our financial obligations. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may also elect to issue additional shares of stock, subordinated notes or other securities or sell non-core assets to fund capital expenditures, acquisitions, extend maturities or to repay debt.

Our ability to fund our capital expenditure program is dependent upon the level of commodity prices and the success of our exploration programs in replacing our existing oil, NGL and gas reserves. If commodity prices decrease further, our operating cash flows may decrease and the banks may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program. The effects of commodity prices on cash flows can be mitigated through the use of commodity derivatives. If we are unable to replace our oil, NGL and gas reserves through our acquisitions, development and exploration programs, we may also suffer a reduction in our operating cash flows and access to funds under the Senior Credit Facility. Under extreme circumstances, commodity price reductions or exploration drilling failures could allow the banks to seek to foreclose on our oil and gas properties, thereby threatening our financial viability.

Our cash flows from operations are driven by commodity prices and production volumes. Prices for oil, NGLs and gas are driven by, among other things, seasonal influences of weather, national and international economic and political environments and, increasingly, from national and global supply and demand for hydrocarbons. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices could decrease our exploration and development expenditures. Historically, cash flows from operations, borrowings from our Senior Credit Facility and net proceeds from debt and equity offerings have been primarily used to fund exploration and development of our oil and gas interests. As of March 31, 2015, we had approximately $38.0 million in borrowings outstanding under our Senior Credit Facility and had approximately $305.0 million available to us with approximately $5.0 million of cash on hand. As of March 31, 2015, we were in compliance with all required debt covenants under our revolving credit facility and the indentures governing our senior notes.

We are not restricted as to our borrowings under the Senior Credit Facility; however we are subject to the minimum financial requirements detailed in Note 7, Long-Term Debt, to our Consolidated Financial Statements.

Future Liquidity Considerations

In connection with certain marketing, transportation and processing agreements that we have entered into, we may be obligated to pay fees in connection with these agreements of $208.2 million over the next five years, depending on our levels of production. Also in connection with certain of these agreements, we concurrently entered into a guaranty whereby we have guaranteed the payment of obligations under the specified agreements up to a maximum of $414.8 million over the life of the agreements.

Financial Condition and Cash Flows for the Three Months Ended March 31, 2015 and 2014

The following table summarizes our sources and uses of funds for the periods noted:

	Three Months Ended March 31,
($ in Thousands)	2015	2014
Cash flows provided by operations	$11,366	$16,060
Cash flows used in investing activities	(67,150)	(81,933)
Cash flows provided by financing activities	42,974	65,763
Net increase (decrease) in cash and cash equivalents	$(12,810)	$(110)

Net cash provided by operating activities decreased by approximately $4.7 million in the first three months of 2015 over the same period in 2014. This was primarily due to a reduction in oil, natural gas and NGL prices, increased lease operating expenses and payments related to our early termination of two drilling rig contracts. These decreases in cash flow were partially offset by increases in production in our Appalachian Basin operations.

Net cash used in investing activities decreased by approximately $14.8 million from the first three months of 2015 to $67.2 million over the same period in 2014. This change is primarily attributed to our joint venture with ArcLight, which contributed approximately $16.6 towards our drilling and completion activity in March 2015.

Net cash provided by financing activities decreased by approximately $22.8 million for the first three months of 2015 to $43.0 million from $65.8 million over the same period in 2014. During the first quarter of 2015, we had net borrowings of approximately $47.1 million compared to net borrowings of $66.9 million for the first three months of 2014. Our decrease in net borrowings is primarily due to the cash on hand as of December 31, 2014.

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

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended March 31, 2015, there were no material changes to the critical accounting policies previously reported by us in our Annual Report on Form 10-K for the year ended December 31, 2014. We describe critical recently adopted and issued accounting standards in Part I, Item 1. Financial Statements—Note 5, “Recently Issued Accounting Pronouncements.”

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

The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented:

	Three Months Ended March 31,
($ in Thousands)	2015	2014
Net Income (Loss) From Continuing Operations	$(18,479)	$8,755
Add Back Non-Recurring Costs[1]	5,022	—
Add Back Depletion, Depreciation, Amortization and Accretion	26,126	19,723
Add Back Non-Cash Compensation Expense	2,961	1,650
Add Back Interest Expense	12,017	6,933
Add Back Impairment Expense	7,023	25
Add Back Exploration Expenses	518	2,060
Add Back Loss on Disposal of Assets	65	72
Add Back (Less) Loss (Gain) on Financial Derivatives	(17,119)	9,750
Add Back (Less) Cash Settlement of Derivatives	11,079	(4,877)
Add Back (Less) Income Tax Expense (Benefit)	(92)	4,110
Add Back Non-Cash Portion of Equity Method Investments	203	200
EBITDAX From Continuing Operations	$29,324	$48,401
Net Income From Discontinued Operations	$1,962	$1,682
Income Attributable to Noncontrolling Interests	(1,297)	(1,569)
Income From Discontinued Operations Attributable to Rex Energy	665	113
Add Back Depletion, Depreciation, Amortization and Accretion	39	701
Add Back Interest Expense	191	202
Less Gain on Disposal of Assets	(32)	—
Less Non-Cash Portion of Noncontrolling Interests	(79)	(364)
Add Back Income Tax Expense	435	82
Add EBITDAX From Discontinued Operations	$1,219	$734
EBITDAX (Non-GAAP)	$30,543	$49,135

1 Non-Recurring costs as of March 31, 2015 include approximately $5.0 million in fees incurred to terminate two drilling rig contracts earlier than their original term.

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

For the three months ended March 31, 2015, we received net settlements on oil, NGL and natural gas derivatives of approximately $10.6 million, as compared to paying net settlements of approximately $5.2 million for the comparable period in 2014. These gains and losses are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations. As of March 31, 2015, we had over 75.0% of our annualized  oil production hedged through the remainder of 2015, over 95.0% and 45.0% of our annualized  natural gas production hedged through the remainder of 2015 and 2016, respectively, and over 45.0% of our annualized  NGL production hedged through the remainder of 2015. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future drilling and completion activity or the natural decline of our oil and gas production.

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
For a summary of our current oil, NGL and natural gas derivative positions at March 31, 2015, refer to Part I, Item 1. Financial Statements—Note 8, “Fair Value of Financial and Derivative Instruments”.

Contractual Obligations

In addition to our capital expenditure program, we are committed to making cash payments in the future on various types of contracts and obligations. Our contractual obligations include long-term debt, operating leases, other loans and notes payable, derivative obligations, firm commitments under sales, gathering and processing agreements and asset retirement obligations. Since December 31, 2014, there have been no material changes to our contractual obligations, other than an increase in long-term debt due to our borrowings under the Senior Credit Facility. See Part I, Item 1. Financial Statements—Note 7, “Long-Term Debt” for additional information on the Senior Credit Facility.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to various market risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decrease for a substantial period of time or decline significantly, revenues and cash flows would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil, NGLs and natural gas. Conversely, increases in the market prices for oil, NGLs and natural gas can have a favorable impact on our financial condition, results of operations and capital resources. Based on production through March 31, 2015, we project that a 10% decline in the price per barrel of oil and NGLs and the price per Mcf of gas from the first three months of the 2015 average would reduce our gross revenues, before the effects of derivatives, for the remaining nine months of 2015 by approximately $16.2 million.

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

At March 31, 2015, we had the following commodity derivative contracts outstanding:

Period	Volume	Put Option	Floor	Ceiling	Swap	Long Call	Fair Market Value ($ in Thousands)
Oil
2015 - Deferred Put Spreads	90,000 Bbls	$73.08	$83.33	$—	$—	$—	$739
2015 - Collars	180,000 Bbls	—	52.58	62.89	—	—	480
2015 - Call Protected Swaps	15,000 Bbls	—	—	—	95.76	110.00	691
2015 - Three-Way Collars	450,000 Bbls	50.00	65.00	72.50	—	—	4,232
2016 - Collars	60,000 Bbls	—	53.75	63.81	—	—	144
2016 - Deferred Put Spreads	120,000 Bbls	50.00	65.00	—	—	—	83
	915,000 Bbls						$6,369
Natural Gas
2015 - Swaps	17,275,000 Mcf	$—	$—	$—	$3.38	$—	$10,563
2015 - Swaptions	2,650,000 Mcf	—	—	—	3.54	—	1,700
2015 - Cap Swaps	5,850,000 Mcf	3.43	—	—	4.12	—	3,026
2015 - Three-Way Collars	3,400,000 Mcf	2.64	3.32	3.88	—	—	769
2015 - Put Spreads	4,550,000 Mcf	2.56	3.32	—	—	—	1,873
2015 - Calls	2,850,000 Mcf	—	—	3.94	—	—	(99)
2015 - Basis Swaps - Dominion South	9,780,000 Mcf	—	—	—	(0.79)	—	1,174
2016 - Swaps	6,630,000 Mcf	—	—	—	3.69	—	3,679
2016 - Swaptions	0 Mcf	—	—	—	—	—	(692)
2016 - Cap Swaps	3,600,000 Mcf	3.45	—	—	4.11	—	1,454
2016 - Collars	900,000 Mcf	—	3.20	4.04	—	—	223
2016 - Three-Way Collars	8,850,000 Mcf	2.66	3.42	4.29	—	—	1,845
2016 - Put Spreads	2,100,000 Mcf	2.25	3.00	—	—	—	(18)
2016 - Calls	9,120,000 Mcf	—	—	4.23	—	—	(988)
2016 - Basis Swaps - Dominion South	7,320,000 Mcf	—	—	—	(0.83)	—	(207)
2017 - Swaps	1,800,000 Mcf	—	—	—	3.64	—	577
2017 - Cap Swaps	2,100,000 Mcf	3.34	—	—	4.07	—	811
2017 - Three-Way Collars	6,600,000 Mcf	2.37	3.19	4.26	—	—	1,089
2017 - Calls	1,440,000 Mcf	—	—	3.90	—	—	(283)
2017 - Basis Swaps - Dominion South	7,300,000 Mcf	—	—	—	(0.83)	—	(207)
2017 - Basis Swaps - Texas Gas	14,600,000 Mcf	—	—	—	(0.13)	—	(172)
2018 - Swaps	1,200,000 Mcf	—	—	—	3.61	—	273
2018 - Cap Swaps	1,800,000 Mcf	3.30	—	—	4.05	—	683
2018 - Basis Swaps - Dominion South	7,300,000 Mcf	—	—	—	(0.83)	—	(207)
2018 - Basis Swaps - Texas Gas	14,600,000 Mcf	—	—	—	(0.13)	—	(172)
2019 - Basis Swaps - Dominion South	7,300,000 Mcf	—	—	—	(0.83)	—	(207)
2020 - Basis Swaps - Dominion South	7,320,000 Mcf	—	—	—	(0.83)	—	(207)
	158,235,000 Mcf						$26,280
NGLs
2015 - C3+ NGL Swaps	732,000 Bbls	$—	$—	$—	$32.90	$—	$3,934
2015 - Ethane Swaps	277,500 Bbls	—	—	—	8.50	—	234
2016 - C3+ NGL Swaps	375,000 Bbls	—	—	—	31.08	—	887
2016 - Ethane Swaps	120,000 Bbls	—	—	—	8.09	—	(2)
	1,504,500 Bbls						$5,053
Refined Product (Heating Oil)
2016 - Swaps	12,000 Bbls	$—	$—	$—	$42.00	$—	(55)
	12,000 Bbls						$(55)

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and prime rate based, as determined by our lenders, and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on our obligations. As of March 31, 2015, we had a $40.0 million notional fixed-to-variable interest rate swap to manage our interest rate exposure related to the Senior Notes in addition to $120.0 million notional fixed-to-variable interest rate swaptions outstanding. We did not have any interest rate derivatives in place as of December 31, 2014. During the three months ended March 31, 2015, we received cash payments of approximately $0.5 million related to our interest rate swaps. Based on our variable rate debt, including our $40.0 million notional fixed-to-variable interest rate swap, as of March 31, 2015 of approximately $78.0 million, a 1.0% change in interest rates would impact our interest expense by approximately $0.8 million.

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

Our management (with the participation of our CEO and CFO) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2015, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth under the subsections Legal Reserves and Environmental in Note 12, Commitments and Contingencies, to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

During the quarter ended March 31, 2015, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6.	Exhibits.

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REX ENERGY CORPORATION (Registrant)
Date: May 11, 2015	By:	/s/ Thomas C. Stabley
Thomas C. Stabley
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Thomas Rajan
Thomas Rajan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1*+

Participation Agreement dated as of March 30, 2015 by and between R.E. Gas Development, LLC and AL Marcellus Holdings, LLC (pursuant to a request for confidential treatment, portions of this exhibit have been redacted and have been provided separately to the Securities and Exchange Commission).

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

10.1*	Separation Agreement and Complete Release by and among Michael L. Hodges, Rex Energy Corporation, and Rex Operating Corp. dated January 6, 2015.
10.2*

Seventh Amendment to Amended and Restated Credit Agreement effective as of March 27, 2015, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto.

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

* These exhibits are filed herewith.

+The exhibits and schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The company will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.