Form 10-Q
period 2015-06-30
REX ENERGY CORP
filed 2015-08-10
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

54,980,355 common shares were outstanding on August 7, 2015.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD JUNE 30, 2015

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

Item 1.	Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except Share and per Share Data)

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS
Current Assets
Cash and Cash Equivalents	$6,113	$17,978
Accounts Receivable	29,863	43,936
Taxes Receivable	19	504
Short-Term Derivative Instruments	20,810	29,265
Inventory, Prepaid Expenses and Other	2,102	3,403
Assets Held for Sale	45,334	34,257
Total Current Assets	104,241	129,343
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	1,167,161	1,079,039
Unevaluated Oil and Gas Properties	306,811	322,413
Other Property and Equipment	47,091	46,361
Wells and Facilities in Progress	122,398	127,655
Pipelines	12,789	15,657
Total Property and Equipment	1,656,250	1,591,125
Less: Accumulated Depreciation, Depletion and Amortization	(489,041)	(366,917)
Net Property and Equipment	1,167,209	1,224,208
Deferred Financing Costs and Other Assets – Net	16,705	17,070
Equity Method Investments	—	17,895
Long-Term Derivative Instruments	8,372	4,904
Long-Term Deferred Tax Asset	5,995	8,301
Total Assets	$1,302,522	$1,401,721
LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$34,701	$53,340
Current Maturities of Long-Term Debt	725	1,176
Accrued Liabilities	46,436	59,478
Short-Term Derivative Instruments	2,202	421
Current Deferred Tax Liability	5,995	8,301
Liabilities Related to Assets Held for Sale	32,002	25,115
Total Current Liabilities	122,061	147,831
Long-Term Derivative Instruments	3,793	2,377
Senior Secured Line of Credit and Long-Term Debt	93,260	251
8.875% Senior Notes Due 2020	350,000	350,000
6.25% Senior Notes Due 2022	325,000	325,000
Premium on Senior Notes, Net	2,538	2,725
Other Deposits and Liabilities	3,634	4,018
Future Abandonment Cost	39,931	38,146
Total Liabilities	$940,217	$870,348
Commitments and Contingencies (See Note 12)
Stockholders’ Equity
Preferred Stock, $.001 par value per share, 100,000 shares authorized and 16,100 issued and outstanding on June 30, 2015 and on December 31, 2014	$1	$1
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 55,280,071 shares issued and outstanding on June 30, 2015 and 54,174,763 shares issued and outstanding on December 31, 2014.	54	54
Additional Paid-In Capital	622,738	617,826
Accumulated Deficit	(266,145)	(90,749)
Rex Energy Stockholders’ Equity	356,648	527,132
Noncontrolling Interests	5,657	4,241
Total Stockholders’ Equity	362,305	531,373
Total Liabilities and Stockholders’ Equity	$1,302,522	$1,401,721

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, $ in Thousands, Except per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$45,761	$72,903	$99,872	$154,202
Other Revenue	11	30	22	74
TOTAL OPERATING REVENUE	45,772	72,933	99,894	154,276
OPERATING EXPENSES
Production and Lease Operating Expense	30,642	21,633	59,694	41,666
General and Administrative Expense	8,480	8,329	18,131	17,891
(Gain) Loss on Disposal of Asset	(300)	222	(235)	294
Impairment Expense	117,844	16	124,867	41
Exploration Expense	917	1,367	1,435	3,427
Depreciation, Depletion, Amortization and Accretion	29,538	20,356	55,664	40,079
Other Operating Expense (Income)	(70)	(56)	5,121	27
TOTAL OPERATING EXPENSES	187,051	51,867	264,677	103,425
INCOME (LOSS) FROM OPERATIONS	(141,279)	21,066	(164,783)	50,851
OTHER EXPENSE
Interest Expense	(12,194)	(7,357)	(24,211)	(14,290)
Gain (Loss) on Derivatives, Net	(281)	(251)	16,838	(10,001)
Other Income	65	54	99	17
Loss on Equity Method Investments	(208)	(208)	(411)	(408)
TOTAL OTHER EXPENSE	(12,618)	(7,762)	(7,685)	(24,682)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(153,897)	13,304	(172,468)	26,169
Income Tax (Expense) Benefit	524	(5,660)	616	(9,770)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(153,373)	7,644	(171,852)	16,399
Income From Discontinued Operations, Net of Income Taxes	1,570	1,311	3,532	2,993
NET INCOME (LOSS)	(151,803)	8,955	(168,320)	19,392
Net Income Attributable to Noncontrolling Interests	949	877	2,246	2,446
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(152,752)	$8,078	$(170,566)	$16,946
Preferred Stock Dividends	2,415	—	4,830	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(155,167)	$8,078	$(175,396)	$16,946
Earnings per common share:
Basic – Net Income (Loss) From Continuing Operations Attributable to Rex Energy Common Shareholders	$(2.88)	$0.14	$(3.27)	$0.31
Basic – Net Income From Discontinued Operations Attributable to Rex Energy Common Shareholders	0.01	0.01	0.02	0.01
Basic – Net Income (Loss) Attributable to Rex Energy Common Shareholders	$(2.87)	$0.15	$(3.25)	$0.32
Basic – Weighted Average Shares of Common Stock Outstanding	54,118	53,164	54,090	53,075
Diluted – Net Income (Loss) From Continuing Operations Attributable to Rex Energy Common Shareholders	$(2.88)	$0.14	$(3.27)	$0.31
Diluted – Net Income From Discontinued Operations Attributable to Rex Energy Common Shareholders	0.01	0.01	0.02	0.01
Diluted – Net Income (Loss) Attributable to Rex Energy Common Shareholders	$(2.87)	$0.15	$(3.25)	$0.32
Diluted – Weighted Average Shares of Common Stock Outstanding	54,118	53,509	54,090	53,511

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

FOR THE SIX-MONTHS ENDED JUNE 30, 2015

(Unaudited, in Thousands)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Rex Energy Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
BALANCE December 31, 2014	54,175	$54	16	$1	$617,826	$(90,749)	$527,132	$4,241	$531,373
Non-Cash Compensation	—	—	—	—	4,912	—	4,912	—	4,912
Issuance of Restricted Stock, Net of Forfeitures	1,105	—	—	—	—	—	—	—	—
Dividends Declared on Preferred Stock ($150.00 per preferred share)	—	—	—	—	—	(4,830)	(4,830)	—	(4,830)
Capital Distributions	—	—	—	—	—	—	—	(830)	(830)
Net Income (Loss)	—	—	—	—	—	(170,566)	(170,566)	2,246	(168,320)
BALANCE June 30, 2015	55,280	$54	16	$1	$622,738	$(266,145)	$356,648	$5,657	$362,305

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, $ in Thousands)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(168,320)	$19,392
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss from Equity Method Investments	411	408
Non-cash Expenses	5,884	3,336
Depreciation, Depletion, Amortization and Accretion	55,740	41,650
(Gain) Loss on Derivatives	(16,838)	10,001
Cash Settlements of Derivatives	25,020	(6,333)
Dry Hole Expense	289	86
Deferred Income Tax Expense	—	10,124
Impairment Expense	124,867	41
(Gain) Loss on Sale of Asset	(277)	301
Changes in operating assets and liabilities
Accounts Receivable	16,951	(4,302)
Inventory, Prepaid Expenses and Other Assets	1,024	(16)
Accounts Payable and Accrued Liabilities	(23,984)	12,875
Other Assets and Liabilities	(961)	(992)
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,806	86,571
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Joint Venture Acreage Management	43	146
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	4,533	139
Proceeds from Joint Venture	16,611	—
Acquisitions of Undeveloped Acreage	(21,114)	(40,139)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(125,645)	(185,577)
NET CASH USED IN INVESTING ACTIVITIES	(125,572)	(225,431)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debt and Line of Credit	(56,443)	(17,753)
Proceeds from Long-Term Debt and Line of Credit	157,960	162,409
Repayments of Loans and Other Notes Payable	(1,153)	(1,168)
Debt Issuance Costs	(572)	(277)
Dividends Paid on Preferred Stock	(4,830)	—
Proceeds from the Exercise of Stock Options	—	421
Distributions by the Partners of Consolidated Joint Ventures	(830)	(721)
NET CASH PROVIDED BY FINANCING ACTIVITIES	94,132	142,911
NET INCREASE (DECREASE) IN CASH	(11,634)	4,051
CASH – BEGINNING	18,096	1,900
CASH – ENDING	$6,462	$5,951
CASH AND CASH EQUIVALENTS ATTRIBUTABLE TO CONTINUING OPERATIONS	$6,113	$5,423
CASH AND CASH EQUIVALENTS ATTRIBUTABLE TO ASSETS HELD FOR SALE	$349	$528
SUPPLEMENTAL DISCLOSURES
Interest Paid, net of capitalized interest	24,832	13,659
Cash Paid (Received) for Income Taxes	(502)	(3,388)
NON-CASH ACTIVITIES
Increase (Decrease) in Accrued Liabilities for Capital Expenditures	(9,044)	(208)

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Rex Energy Corporation, together with our subsidiaries (the “Company”), is an independent oil, natural gas liquid (“NGL”) and natural gas company with operations currently focused in the Appalachian Basin and Illinois Basin. In the Appalachian Basin, we are focused on our Marcellus Shale, Utica Shale and Upper Devonian (“Burkett”) Shale drilling and exploration activities. In the Illinois Basin, we are focused on developmental oil drilling and the implementation of enhanced oil recovery on our properties. We pursue a balanced growth strategy of exploiting our sizable inventory of high potential exploration drilling prospects while actively seeking to acquire complementary oil and natural gas properties.

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

During December 2014, our board of directors approved and committed to a plan to sell Water Solutions Holdings, LLC and its related subsidiaries (“Water Solutions”), of which we own a 60% interest. As a result, the assets and liabilities of Water Solutions have been classified as held for sale in the accompanying Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, and the results of operations have been classified as discontinued operations in the accompanying Consolidated Statements of Operations for the three and six-month periods ended June 30, 2015 and 2014.

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

Accretion expense totaled $1.0 million and $2.0 million for the three and six months ended June 30, 2015, respectively, and $0.9 million and $1.6 million for the three and six months ended June 30, 2014, respectively. These amounts are recorded as depreciation, depletion, amortization and accretion (“DD&A”) expense on our Consolidated Statements of Operations. We account for future abandonment costs that relate to wells that are drilled jointly based on our working interest in those wells.

($ in Thousands)	June 30, 2015
Beginning Balance at January 1, 2015	$40,099
Future Abandonment Obligation Incurred	594
Future Abandonment Obligation Settled	(779)
Future Abandonment Obligation Cancelled or Sold	(54)
Future Abandonment Obligation Revision of Estimated Obligation	(2)
Future Abandonment Obligation Accretion Expense	1,962
Total Future Abandonment Cost[1]	$41,820

1 Includes approximately $1.9 million of short-term future abandonment costs, which are classified as Accrued Liabilities on our Consolidated Balance Sheet.

3. DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE

In December 2014, our board of directors approved a formal plan to sell Water Solutions, of which we own a 60% interest. In June 2015, we entered into a purchase and sale agreement with American Water Works Company, Inc. (“American Water”) pursuant to which American Water acquired Water Solutions for consideration of approximately $130.0 million, inclusive of cash and debt and subject to other customary adjustments. The transaction closed during July 2015 and we received approximately $66.1 million in net proceeds. Any post-closing adjustments are expected to be settled during the third quarter of 2015. Water Solutions operates and manages water sourcing, water transfer, equipment rental, trucking and water disposal services, primarily in the Appalachian Basin.

The carrying value of the assets and liabilities of Water Solutions that are classified as held for sale in the accompanying Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
($ in Thousands)	2015	2014
Assets:
Cash and Cash Equivalents	$349	$118
Accounts Receivable	15,740	13,226
Inventory, Prepaid Expenses and Other	441	163
Total Current Assets	16,530	13,507
Other Property and Equipment, Net	27,820	19,690
Wells and Facilities in Progress	615	688
Intangible Assets, Net	369	372
Total Long-Term Assets	28,804	20,750
Total Assets Held for Sale	$45,334	$34,257
Liabilities:
Accounts Payable	$3,103	$3,694
Current Maturities of Long-Term Debt	11,957	6,236
Accrued Liabilities	4,695	6,304
Total Current Liabilities	19,755	16,234
Senior Secured Line of Credit and Long-Term Debt	12,247	8,881
Total Long-Term Liabilities	12,247	8,881
Total Liabilities Related to Assets Held for Sale	$32,002	$25,115
Net Assets Held for Sale	$13,332	$9,142

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2015	2014	2015	2014
Revenues:
Field Services Revenue	$16,643	$13,087	$31,607	$28,391
Total Operating Revenue	16,643	13,087	31,607	28,391
Costs and Expenses:
General and Administrative Expense	902	910	1,879	1,739
Depreciation, Depletion, Amortization and Accretion	37	870	76	1,571
Field Services Operating Expense	13,464	9,556	24,753	21,345
(Gain) Loss on Sale of Asset	(10)	8	(42)	7
Interest Expense	240	146	431	348
Other Expense	17	14	120	34
Total Costs and Expenses	14,650	11,504	27,217	25,044
Income from Discontinued Operations Before Income Taxes	1,993	1,583	4,390	3,347
Income Tax Expense	(423)	(272)	(858)	(354)
Income from Discontinued Operations, net of taxes	$1,570	$1,311	$3,532	$2,993

4. BUSINESS AND OIL AND GAS PROPERTY ACQUISITIONS AND DISPOSITIONS

Water Solutions

As described in Note 3 above, we entered into a purchase and sale agreement with American Water to sell Water Solutions.

ArcLight Capital Partners, LLC

On March 31, 2015, we entered into a joint venture agreement with an affiliate of ArcLight Capital Partners, LLC (“ArcLight”) to jointly develop 32 specifically designated wells in our Butler County, Pennsylvania operated area. ArcLight will participate and fund 35.0% of the estimated well costs for the designated wells. We expect to receive consideration for the transaction of approximately $67.0 million, with $16.6 million received at closing for wells that had previously been completed or were at that time in the process of being drilled and completed. The remainder of the proceeds will be received as additional wells are drilled and completed. Upon the attainment of certain return on investment and internal rate of return thresholds, 50.0% of ArcLight’s 35.0% working interest will revert back to us, leaving ArcLight with a 17.5% working interest. ArcLight also has the option to participate in the development of 17 additional wells in 2016; if ArcLight exercises this option, ArcLight will participate and fund 20% of the estimated well costs for the designated wells in return for a 20% working interest. If ArcLight elects to participate in the 2016 wells, the wells will also be subject to certain return on investment and internal rate of return thresholds, which, once meant, will revert 50% of ArcLight’s working interest in the wells back to us.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The standard requires an entity to present debt issuance costs related to a recognized liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in the ASU is effective for public entities for annual reporting periods beginning after December 15, 2015, including interim periods therein. Early adoption is permitted. We are currently evaluating the potential effect of this ASU and the related impact on our Consolidated Financial Statements. As of June 30, 2015, we had approximately $14.2 million in net deferred financing costs that would be potentially reclassified to reduce the debt carrying balance.

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

In July 2015, the FASB approved a one-year deferral of the effective date of this new standard so the guidance is effective for the reporting period beginning January 1, 2018, with early adoption permitted in the first quarter 2017. We are currently evaluating the new guidance and have not determined the impact this standard may have on our Consolidated Financial Statements or decided upon the method of adoption.

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

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. For the six months ended June 30, 2015, approximately 92.9% of our commodity sales came from five purchasers, with the largest single purchaser accounting for 40.0% of commodity sales. We believe the continued growth in our Appalachian Basin operations will help us to minimize our future risks by diversifying our ratio of oil, NGLs and natural gas sales as well as the quantity of purchasers.

7. LONG-TERM DEBT

Senior Credit Facility

We maintain a revolving credit facility evidenced by a credit agreement, dated March 27, 2013 and most recently amended on March 27, 2015 (the “Senior Credit Facility”). As of June 30, 2015, the borrowing base under the Senior Credit Facility was $350.0 million; however, the Senior Credit Facility may be increased to up to $500.0 million upon re-determinations of the borrowing base, consent of the lenders and other conditions prescribed by the agreement. Within the Senior Credit Facility, a letter of credit subfacility exists for up to $60.0 million of letters of credit. As of June 30, 2015, loans made under the Senior Credit Facility were set to mature on September 12, 2019. In certain circumstances, we may be required to prepay the loans. Management does not believe that a prepayment will be required within the next twelve months. As of June 30, 2015, we had $93.0 million in outstanding borrowings. There were no borrowings as of December 31, 2014.

The Senior Credit Facility requires we meet, on a quarterly basis, minimum financial requirements of consolidated current ratio and net senior secured debt to EBITDAX. EBITDAX is a non-GAAP financial measure used by our management team and by other users of our financial statements, such as our commercial bank lenders, which adds to or subtracts from net income the following expenses or income for a given period to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, depletion, amortization, unrealized gains and losses from derivatives, exploration expense and other similar non-cash activity. The Senior Credit Facility requires that as of the last day of any fiscal quarter, our ratio of consolidated current assets, which includes the unused portion of our borrowing base, as of such day to consolidated current liabilities as of such day, known as our current ratio, must not be less than 1.0 to 1.0. Our current ratio as of June 30, 2015 was approximately 2.8 to 1.0. Additionally, as of the last day of any fiscal quarter, our ratio of net senior secured debt to EBITDAX for the trailing twelve months must not exceed 3.0 to 1.0. Our ratio of net senior secured debt to EBITDAX as of June 30, 2015 was approximately 0.9 to 1.0.

2020 Senior Notes and 2022 Senior Notes

As of June 30, 2015 and December 31, 2014, we had recorded on our Consolidated Balance Sheets approximately $350.0 million of 8.875% senior notes due 2020 (the “2020 Senior Notes”) and approximately $325.0 million of 6.25% senior notes due 2022 (the “2022 Senior Notes”) (collectively, the “Senior Notes”). As of June 30, 2015 and December 31, 2014, we had recorded on our Consolidated Balance Sheets approximately $2.5 million and $2.7 million of a net premium related to the Senior Notes. The amortization of our net premium during the first six months of 2015, which follows the effective interest method, was approximately $0.2 million and was recorded as a credit to Interest Expense on our Consolidated Statement of Operations. Interest is payable semi-annually on our Senior Notes. Interest on the 2020 Senior Notes is paid at a rate of 8.875% per annum on June 1 and December 1 of each year while interest on the 2022 Senior Notes is paid at a rate of 6.25% per annum on February 1 and August 1 of each year.

In addition to the Senior Credit Facility and the Senior Notes, we may, from time to time in the normal course of business finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and other obligations consisted of the following at June 30, 2015 and December 31, 2014:

($ in Thousands)	June 30, 2015 (Unaudited)	December 31, 2014
8.875% Senior Notes Due 2020	$350,000	$350,000
6.25% Senior Notes Due 2022	325,000	325,000
Premium on Senior Notes, Net	2,538	2,725
Senior Line of Credit(a)	93,000	—
Capital Leases and Other Obligations(a)	985	1,427
Total Debt	771,523	679,152
Less Current Portion of Long-Term Debt	(725)	(1,176)
Total Long-Term Debt	$770,798	$677,976
(a)

The Senior Credit Facility requires us to make monthly payments of interest on the outstanding balance of loans made under the agreement. The weighted average interest rate on borrowings under our Senior Credit Facility for the three and six months ended June 30, 2015 and the year ended December 31, 2014, was approximately 1.7%, 1.7% and 2.2%, respectively. The average interest rate on our capital leases and other obligations for the three and six months ended June 30, 2015 and the year ended December 31, 2014, was approximately 8.9%, 6.3% and 4.0%, respectively.

The following is the principal maturity schedule for debt outstanding as of June 30, 2015:

2015	$366
2016	590
2017	29
2018	—
2019	93,000
Thereafter	675,000
Total(a)	$768,985
(a)	Excludes $2.5 million net premium on Senior Notes.

8. FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS

Our results of operations and operating cash flows are impacted by changes in market prices for oil, natural gas and NGLs. To mitigate a portion of the exposure to adverse market changes, we enter into oil, natural gas and NGL commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling, we make payments to our counterparties. We do not enter into these arrangements for speculative trading purposes. As of June 30, 2015 and December 31, 2014, our commodity derivative instruments consisted of fixed rate swap contracts, puts, collars, swaptions, deferred put spreads, cap swaps, calls, call protected swaps, basis swaps and three-way collars. We did not designate these instruments as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as Gain (Loss) on Derivatives, Net.

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

None of our commodity derivatives are designated for hedge accounting but are, to a degree, an economic offset to our commodity price exposure. We utilize the mark-to-market accounting method to account for these contracts. We recognize all gains and losses related to these contracts in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Expense. We received net cash settlements of $13.5 million and $24.1 million in relation to our commodity derivatives during the three and six months ended June 30, 2015, respectively, and paid net cash settlements of $2.0 million and $7.2 million in relation to our commodity derivatives during the three and six months ended June 30, 2014, respectively.

As of June 30, 2015, we had over 70.0% and 18.0% of our annualized oil production hedged through the remainder of 2015 and 2016, respectively, over 90.0% and 55.0% of our annualized natural gas production hedged through the remainder of 2015 and 2016, respectively, and over 45.0% and 35.0% of our annualized NGL production hedged through the remainder of 2015 and 2016, respectively. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future drilling and completion or the natural decline of our oil and gas production.

Interest Rate Derivatives

We are exposed to interest rate risk on our long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in the market interest rates which are lower than our current fixed rate. Variable rate debt, where the interest rate fluctuates, exposes us to changes in market interest rates, which may increase over time. As of June 30, 2015 and December 31, 2014, we had $93.0 million and $0.0 outstanding under our Senior Credit Facility, respectively, which is subject to variable rates of interest and $675.0 million of Senior Notes outstanding subject to fixed interest rates. See Note 7, Long-Term Debt, to our Consolidated Financial Statements for additional information on our Senior Credit Facility and Senior Notes.

As of June 30, 2015, we had a $40.0 million notional fixed-to-variable interest rate swap and $40.0 million notional fixed-to-variable interest rate swaptions outstanding to manage our interest rate exposure related to the Senior Notes. We did not have any interest rate derivatives in place as of December 31, 2014. During the second quarter of 2014, we terminated an interest rate swap for net proceeds of approximately $0.6 million. We utilize the mark-to-market accounting method to account for our interest rate swap and swaptions. We recognized all gains and losses related to this contract in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Expense. During the three and six months ended June 30, 2015, we received cash payments of approximately $0.4 million and $0.9 million, respectively, related to our interest rate swaps and swaptions. The fair value of our interest rate swaps as of June 30, 2015, was a net liability of approximately $1.1 million.

The following table summarizes the location and amounts of gains and losses on our derivative instruments from continuing operations, none of which are designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in Thousands)	2015	2014	2015	2014
Oil	$(2,828)	$(2,482)	$50	$(3,650)
Natural Gas	3,036	2,147	16,635	(6,781)
NGLs	(60)	(310)	374	(653)
Refined Products	50	—	(6)	—
Interest Rate	(479)	394	(215)	1,083
Gain (Loss) on Derivatives, Net	$(281)	$(251)	$16,838	$(10,001)

Our derivative instruments are recorded on the balance sheet as either an asset or a liability, in either case measured at fair value. The fair value associated with our derivative instruments was a net asset of approximately $23.2 million and $31.4 million at June 30, 2015 and December 31, 2014, respectively.

Our open asset/(liability) financial commodity derivative instrument positions at June 30, 2015 consisted of:

Period	Volume	Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2015 - Collars	150,000 Bbls	$—	$52.90	$63.15	$—	$(217)
2015 - Three-Way Collars	300,000 Bbls	50.00	65.00	72.50	—	1,498
2016 - Collars	60,000 Bbls	—	53.75	63.81	—	(86)
2016 - Three-Way Collars	45,000 Bbls	50.00	65.00	70.00	—	73
2016 - Deferred Put Spreads	120,000 Bbls	50.00	65.00	—	—	(96)
	675,000 Bbls					$1,172
Natural Gas
2015 - Swaps	10,900,000 Mcf	$—	$—	$—	$3.41	$5,654
2015 - Swaptions	1,600,000 Mcf	—	—	—	3.54	701
2015 - Cap Swaps	3,900,000 Mcf	3.43	—	—	4.12	1,973
2015 - Three-Way Collars	2,800,000 Mcf	2.72	3.40	4.03	—	616
2015 - Put Spreads	2,600,000 Mcf	2.56	3.32	—	—	837
2015 - Calls	1,800,000 Mcf	—	—	3.98	—	(49)
2015 - Basis Swaps - Dominion South	5,210,000 Mcf	—	—	—	(0.81)	1,280
2016 - Swaps	9,600,000 Mcf	—	—	—	3.45	2,775
2016 - Swaptions	0 Mcf	—	—	—	—	(658)
2016 - Cap Swaps	3,600,000 Mcf	3.45	—	—	4.11	1,388
2016 - Collars	900,000 Mcf	—	3.20	4.04	—	174
2016 - Three-Way Collars	11,850,000 Mcf	2.58	3.35	4.08	—	1,798
2016 - Put Spreads	2,100,000 Mcf	2.25	3.00	—	—	(77)
2016 - Calls	7,320,000 Mcf	—	—	4.35	—	(629)
2016 - Basis Swaps - Dominion South	12,500,000 Mcf	—	—	—	(0.90)	1,436
2017 - Swaps	960,000 Mcf	—	—	—	3.60	254
2017 - Cap Swaps	2,100,000 Mcf	3.34	—	—	4.07	779
2017 - Three-Way Collars	6,600,000 Mcf	2.37	3.19	4.26	—	938
2017 - Calls	840,000 Mcf	—	—	4.00	—	(173)
2017 - Basis Swaps - Dominion South	4,550,000 Mcf	—	—	—	(0.83)	190
2017 - Basis Swaps - Texas Gas	14,600,000 Mcf	—	—	—	(0.13)	(352)
2018 - Swaps	960,000 Mcf	—	—	—	3.60	254
2018 - Cap Swaps	1,800,000 Mcf	3.30	—	—	4.05	659
2018 - Basis Swaps - Dominion South	6,400,000 Mcf	—	—	—	(0.83)	256
2018 - Basis Swaps - Texas Gas	14,600,000 Mcf	—	—	—	(0.13)	(352)
2019 - Basis Swaps - Dominion South	7,300,000 Mcf	—	—	—	(0.83)	288
2020 - Basis Swaps - Dominion South	7,320,000 Mcf	—	—	—	(0.83)	289
	144,710,000 Mcf					$20,249
NGLs
2015 - C3+ NGL Swaps	774,000 Bbls	$—	$—	$—	$31.92	$2,384
2015 - Ethane Swaps	205,200 Bbls	—	—	—	8.40	(46)
2016 - C3+ NGL Swaps	1,131,000 Bbls	—	—	—	32.76	661
2016 - Ethane Swaps	240,000 Bbls	—	—	—	8.82	(109)
	2,350,200 Bbls					$2,890
Refined Product (Heating Oil)
2016 - Swaps	12,000 Bbls	$—	$—	$—	$84.00	(6)
	12,000 Bbls					$(6)

The combined fair value of derivatives, none of which are designated or qualifying as hedges, included in our Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 is summarized below:

	June 30,	December 31,
($ in Thousands)	2015	2014
Short-Term Derivative Assets:
Crude Oil—Deferred Put Spread	$—	$1,413
Crude Oil—Call Protected Swap	—	1,227
Crude Oil—Three-Way Collars	1,522	4,596
NGL—Swaps	3,517	6,181
Natural Gas—Swaps	7,182	4,522
Natural Gas—Cap Swaps	2,792	3,430
Natural Gas—Basis Swaps	1,956	2,815
Natural Gas—Three-Way Collars	1,578	5,081
Natural Gas—Swaption	743	—
Natural Gas—Collars	174	—
Natural Gas—Put Spread	837	—
Interest Rate—Swap	509	—
Total Short-Term Derivative Assets	$20,810	$29,265
Long-Term Derivative Assets:
NGL—Swaps	$574	$—
Crude Oil—Three-Way Collars	49	—
Natural Gas—Cap Swaps	2,007	1,617
Natural Gas—Swaps	1,959	1,554
Natural Gas—Basis Swaps	1,783	—
Natural Gas—Three-Way Collars	1,774	1,733
Interest Rate—Swap	226	—
Total Long-Term Derivative Assets	$8,372	$4,904
Total Derivative Assets	$29,182	$34,169
Short-Term Derivative Liabilities:
Crude Oil—Collars	$(303)	$—
Crude Oil—Deferred Put Spread	(48)	—
NGL—Swaps	(993)	—
Refined Product—Swaps	(3)	—
Natural Gas—Call	(364)	(74)
Natural Gas—Swaps	(204)	—
Natural Gas—Swaption	(42)	(154)
Natural Gas—Put Spread	(33)	(193)
Interest Rate—Swaption	(212)	—
Total Short - Term Derivative Liabilities	$(2,202)	$(421)
Long-Term Derivative Liabilities:
Crude Oil—Deferred Put Spread	$(48)	$—
NGL—Swaps	(208)	—
Refined Product—Swaps	(3)	—
Natural Gas—Put Spread	(44)	—
Natural Gas—Basis Swaps	(704)	(1,281)
Natural Gas—Swaption	(658)	—
Natural Gas—Call	(487)	(1,096)
Interest Rate—Swap	(1,641)	—
Total Long-Term Derivative Liabilities	$(3,793)	$(2,377)
Total Derivative Liabilities	$(5,995)	$(2,798)

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

Our Level 2 fair value measurements are comprised of our derivative contracts, excluding our basis swap derivatives, and are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors, interest rates and discount rates, or can be confirmed from other active markets. The fair values recorded as of June 30, 2015, and December 31, 2014, were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party.

Our Level 3 fair value measurements are comprised of our natural gas basis swap contracts. The fair values recorded as of June 30, 2015 and December 31, 2014, were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party. The significant unobservable input used in the fair value measurement of our natural gas basis swaps was the estimate of future natural gas basis differentials. Significant variations in price differentials could result in a significantly different fair value measurement. The significant unobservable inputs and the range and weighted average of these inputs used in the fair value measurements of our natural gas basis swaps as of June 30, 2015 and December 31, 2014 are included in the table below.

	As of June 30, 2015
	Range (price per Mcf)	Weighted Average (price per Mcf)	Fair Value (in thousands)
Natural Gas Basis Differential Forward Curve - Dominion South	($0.42) - ($1.56)	$(0.93)	$3,739
Natural Gas Basis Differential Forward Curve - Texas Gas	($0.09) - ($0.11)	$(0.10)	$(704)

	As of December 31, 2014
	Range (price per Mcf)	Weighted Average (price per Mcf)	Fair Value (in thousands)
Natural Gas Basis Differential Forward Curve - Dominion South	($0.27) - ($1.39)	$(0.84)	$1,341

The fair value of our derivative instruments may be different from the settlement value based on company-specific inputs, such as credit ratings, futures markets and forward curves, and readily available buyers and sellers for such assets and liabilities. During the three and six months ended June 30, 2015 and for the year ended December 31, 2014, there were no transfers into or out of Level 1 or Level 2 measurements. The following table presents the fair value hierarchy table for assets and liabilities measured at fair value:

		Fair Value Measurements at June 30, 2015 Using:
($ in Thousands)	Total Carrying Value as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives	$24,305	$—	$21,270	$3,035
Interest Rate Swap	(906)	—	(906)	—
Interest Rate Swaption	(212)	—	(212)	—

		Fair Value Measurements at December 31, 2014 Using:
($ in Thousands)	Total Carrying Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives	$31,371	$—	$30,030	$1,341

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

The value of our oil derivatives are comprised of three-way collar, call protected swap and deferred put spread contracts for notional barrels of oil at interval New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The fair values attributable to our oil derivatives as of June 30, 2015 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil and (iii) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our gas derivatives are comprised of swap, collars, swaption, three way collar, basis swap, cap swap, call and put spread contracts for notional volumes of gas contracted at NYMEX Henry Hub (“HH”). The fair values attributable to our gas derivative contracts as of June 30, 2015 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our NGL derivatives are comprised of swaps for notional volumes of NGLs contracted at NYMEX Mont Belvieu. The fair values attributable to our NGL derivative contracts as of June 30, 2015 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for Mont Belvieu, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative instruments are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

The table below sets forth a reconciliation of our commodity derivative contracts at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
($ in Thousands)	2015	2014
Beginning Balance of Level 3	$1,341	$4,323
Changes in Fair Value	3,367	(2,007)
Purchases	—	—
Settlements Received	(1,673)	1,012
Ending Balance of Level 3	$3,035	$3,328

Changes in fair value on our Level 3 commodity derivative contracts outstanding for the six months ended June 30, 2015 and 2014, resulted in an increase of approximately $3.4 million and a decrease of approximately $2.0 million, respectively. This amount has been included in Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations.

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

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value in our Consolidated Financial Statements:

	June 30, 2015		December 31, 2014
($ in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.875% Senior Notes due 2020	$350,000	$315,000	$350,000	$311,955
6.25% Senior Notes due 2022	$325,000	$260,000	325,000	241,313
Secured Line of Credit	93,000	93,000	—	—
Capital Leases and Other Obligations	985	956	1,427	1,393
Total	$768,985	$668,956	$676,427	$554,661

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

Other Fair Value Measurements

We recorded an other than temporary impairment of $124.9 million related to proved properties, unproved properties and equity method investments. We utilize quoted futures prices and other observable market data in determining the fair value. The inputs used in determining fair value as a part of the impairment calculation are considered to be Level 2 within the fair value hierarchy. For additional information on our impairment, see Note 15, Impairment Expense, to our Consolidated Financial Statements.

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

Income tax included in continuing operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2015	2014	2015	2014
Income (Expense) Benefit	$524	$(5,660)	$616	$(9,770)
Effective Tax Rate	0.3%	42.5%	0.4%	37.3%

For the six months ended June 30, 2015, our overall effective tax rate on pre-tax income from continuing operations was different than the statutory rate of 35% due to the recording of a valuation allowance. As of June 30, 2015, we had a significant level of estimated future tax benefits that, given our past and future expectations of net losses, we do not expect to be able to fully utilize, thus limiting our ability to recognize future tax benefits. For the six months ended June 30, 2014, our overall effective tax rate on pretax income from continuing operations was different than the statutory rate of 35% due primarily to state taxes and section 162(m) limitations.

Income tax payments made during the three and six months ended June 30, 2015 and 2014 were negligible.  We received tax refunds during the six months ended June 30, 2015 of approximately $0.5 million and $3.4 million during the six months ended June 30, 2014.

10. CAPITAL STOCK

Common Stock

We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of June 30, 2015 and December 31, 2014, shares of common stock issued and outstanding totaled 55,280,071 and 54,174,763, respectively.

Preferred Stock

On August 18, 2014, we completed a registered offering of 16,100 shares of 6.0% Convertible Perpetual Preferred Stock, Series A, par value $0.001 per share (the “Series A Preferred Stock”) that are represented by 1,610,000 depositary shares. The net proceeds of the offering were approximately $155.0 million, after deducting underwriting discounts, commissions and other offering expenses. We utilized a portion of the net proceeds to fund our acquisition of assets from SWEPI, LP, an affiliate of Royal Dutch Shell, plc, and used the remaining proceeds to fund our capital expenditures program and for general corporate purposes.

The annual dividend on each share of the Series A Preferred Stock is 6.0% per annum on the liquidation preference of $10,000 per share and is payable quarterly, in arrears, on each February 15, May 15, August 15 and November 15 of each year.

We will pay cumulative dividends, when and if declared, in cash, stock or a combination thereof, on a quarterly basis at a rate of $600 per share, or 6.0%, per year. In February and May 2015, we paid quarterly cash dividends of $150.00 per share for the periods of November 15, 2014 to February 15, 2015 and February 15, 2015 to May 15, 2015, respectively, each in the aggregate amount of $2.4 million.

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

Stock Options

During the six-month period ended June 30, 2015, we issued 80,000 options to purchase shares of our common stock to 3 employees. We did not issue options to purchase shares of our common stock for the three months ending June 30, 2015 and the three and six-month periods ended June 30, 2014. Stock-based compensation expense relating to stock options outstanding for the three and six months ended June 30, 2015 and 2014 was negligible. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense. The intrinsic value of stock options exercised for the six months ended June 30, 2014, was approximately $0.3 million. There were no stock options exercised for the six months ended June 30, 2015.  There was no total tax benefit for each of the six-month periods ended June 30, 2015 and 2014.

A summary of the status of our issued and outstanding stock options as of June 30, 2015 is as follows:

	Outstanding		Exercisable
Exercise Price	Number Outstanding At 6/30/15	Weighted-Average Exercise Price	Number Exercisable At 6/30/15	Weighted-Average Exercise Price
$4.05	40,000	$4.05	—	$—
$4.90	40,000	$4.90	—	$—
$5.04	46,041	$5.04	46,041	$5.04
$9.50	75,000	$9.50	75,000	$9.50
$9.99	129,583	$9.99	129,583	$9.99
$10.42	29,548	$10.42	29,548	$10.42
$11.87	3,500	$11.87	3,500	$11.87
$12.50	19,139	$12.50	19,139	$12.50
$13.19	50,000	$13.19	50,000	$13.19
$22.34	30,000	$22.34	30,000	$22.34
	462,811	$9.76	382,811	$10.86

The weighted average remaining contractual term for options outstanding at June 30, 2015 was 3.2 years and there was $0.1 million in aggregate intrinsic value. The weighted average remaining contractual term for options exercisable at June 30, 2015 was 2.5 years and there was no aggregate intrinsic value. As of June 30, 2015, unrecognized compensation expense related to stock options was $0.1 million.

Restricted Stock Awards

During the six-month period ended June 30, 2015, the Compensation Committee approved the issuance of an aggregate of 1,351,497 shares of restricted common stock to 127 employees, one director and one non-employee contractor. During the six-month period ended June 30, 2014, the Compensation Committee approved the issuance of an aggregate of 17,643 shares of restricted stock to twelve employees. Certain of our outstanding restricted stock awards granted in 2015, 2014 and 2013 are subject to market-based vesting through a calculation of total shareholder return (“TSR”) of our common stock relative to a pre-defined peer group over a three-year period.

The weighted average fair value of the TSR awards granted as of June 30, 2015 and December 31, 2014 were $2.56 and $10.15 per share, respectively. Average fair values were estimated on the date of each grant using a Monte Carlo Simulation model that estimates the most likely outcome based on the terms of the award and used the following assumptions:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	1.0%	0.8%
Expected Volatility – Rex Energy	58.6%	50.4%
Expected Volatility – Peer Group	29.8%-85.0%	28.4%-65.7%
Market Index	35.6%	35.3%
Expected Life	Three Years	Three Years

Compensation expense associated with restricted stock awards totaled $1.9 million and $4.9 million for the three and six-month periods ended June 30, 2015, respectively, and $1.1 million and $2.7 million for the three and six-month periods ended June 30, 2014, respectively. During the first quarter of 2015, the board of directors approved a waiver to certain performance factors for restricted stock awards that vested in March 2015. This waiver resulted in the vesting of approximately 189,872 restricted stock awards with associated expense of approximately $2.5 million. As of June 30, 2015, total unrecognized compensation cost related to restricted common stock grants was approximately $6.1 million, which will be recognized over a weighted average period of 1.7 years.

A summary of the restricted stock activity for the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards, as of December 31, 2014	1,519,301	$14.05
Awards	1,351,497	4.04
Forfeitures	(246,189)	12.51
Vested	(213,961)	12.52
Restricted stock awards, as of June 30, 2015	2,410,648	$8.61

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

Other than as set forth below, there have been no significant changes with respect to the legal matters disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Litigation Related to Proposed Oil and Gas Leases in Clearfield County, Pennsylvania

In October 2011, we were named as defendants in a proposed class action lawsuit filed in the Court of Common Pleas of Clearfield County, Pennsylvania (the “Cardinale case”). The named plaintiffs are two individuals who have sued on behalf of themselves and all persons who are alleged to be similarly situated. The complaint in the Cardinale case generally asserts that a binding contract to lease oil and gas interests was formed between the Company and each proposed class member when representatives of Western Land Services, Inc. (“Western”), a leasing agent that we engaged, presented a form of proposed oil and gas lease and an order for payment to each person in 2008, and each person signed the proposed oil and gas lease form and order for payment and delivered the documents to representatives of Western. We rejected these leases and never signed them. The plaintiffs seek the certification of a class and a judgment declaring the rights of the parties with respect to those proposed leases, as well as damages and other relief as may be established by plaintiffs at trial, together with interest, costs, expenses and attorneys’ fees. In May 2012, the trial court dismissed the Cardinale case with prejudice on the grounds that there was no contract formed between us and the plaintiffs. The plaintiffs appealed the dismissal during the second half of 2012. On May 3, 2013, the Superior Court reversed the decision of the Common Pleas Court and remanded the case for further proceedings.

In July 2012, while the Cardinale case was in the midst of the appeals process, counsel for the plaintiffs in the Cardinale case filed two additional lawsuits against us in the Court of Common Pleas of Clearfield County, Pennsylvania: one a proposed class action lawsuit with a different named plaintiff (the “Billotte case”) and another on behalf of a group of individually named plaintiffs (the “Meeker case”). The complaint for both cases contain the same claims as those set forth in the Cardinale case. It is our understanding that these two additional lawsuits were filed for procedural reasons in light of the dismissal of the Cardinale case and the pendency of the appeal. Proceedings in the Billotte case have been consolidated with the Cardinale case; proceedings in the Meeker case are ongoing.

In June 2015, the trial court conducted a hearing on plaintiff’s motion for certification of a class in the Cardinale case.  In July 2015, the trial court denied plaintiffs’ motion for class certification.  Plaintiffs served notice of their appeal of that decision in August 2015. We continue to vigorously defend against each of these claims. At this time we are unable to express an opinion with respect to the likelihood of an unfavorable outcome or provide an estimate of potential losses, if any.

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

We manage our exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. As of June 30, 2015, we know of no significant probable or possible environmental contingent liabilities.

Letters of Credit

At June 30, 2015, we had posted $7.0 million in various letters of credit to secure our drilling and related operations.

Lease Commitments

As of June 30, 2015, we have lease commitments for various real estate leases. Rent expense is recognized on a straight-line basis and has been recorded in General and Administrative expense on our Consolidated Statements of Operations. Rent expense for the three and six months ended June 30, 2015, was approximately $0.3 million and $0.5 million, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2014, respectively. Lease commitments by year for each of the next five years are presented in the table below:

($ in Thousands)
2015	$566
2016	1,129
2017	1,143
2018	721
2019	721
Thereafter	180
Total	$4,460

Capacity Reservation

We have a capacity reservation arrangement with a subsidiary of MarkWest Energy Partners, L.P. (“MarkWest”) to ensure sufficient capacity at the cryogenic gas processing plants owned by MarkWest in Butler County, Pennsylvania to process our produced natural gas. In the event that we do not process any gas through the cryogenic gas processing plants, we may be obligated to pay approximately $7.3 million in 2015, $21.6 million in 2016, $26.0 million in 2017, $26.0 million in 2018, $26.0 million in 2019 and $179.9 million thereafter, assuming our average net revenue interest in the region of approximately 59%. Charges incurred for processing capacity with MarkWest during the three and six-month periods ended June 30, 2015 were $0.2 million and $0.4 million, respectively, and were negligible during the three and six-month periods ended June 30, 2014.

Operational Commitments

We have contracted drilling rig services on one rig to support our Appalachian Basin operations. The minimum cost to retain this rig would require gross payments of approximately $1.1 million in 2015, $2.2 million in 2016 and $2.2 million in 2017, which would be partially offset by other working interest owners, which vary from well to well. During the first quarter of 2015, we terminated two rig contracts earlier than their original term. To satisfy the early release, we incurred approximately $4.8 million in early termination fees, which were classified as Other Operating Expense in our Consolidated Statement of Operations as of June 30, 2015. Approximately $2.5 million of this amount was paid in January 2015 with the remaining amount due in January 2016. We also have agreements for contracted completion services in the Appalachian Basin. The minimum gross cost to retain the completion services is approximately $7.5 million in 2015, which would be partially offset by other working interest owners, which vary from well to well.

Natural Gas Gathering, Processing and Sales Agreements

During the normal course of business, we have entered into certain agreements to ensure the gathering, transportation, processing and sales of specified quantities of our oil, natural gas and NGLs. In some instances, we are obligated to pay shortfall fees, whereby we would pay a fee for any difference between actual volumes provided as compared to volumes that have been committed. In other instances, we are obligated to pay a fee on all volumes that are subject to the related agreement. In connection with our entry into certain of these agreements, we concurrently entered into a guaranty whereby we have guaranteed the payment of obligations under the specified agreements up to a maximum of $429.6 million, which is larger than our estimated minimum obligations due to certain contracts which have minimum commitment volumes and other contracts which contain provisions that require payment on all volumes delivered.

For the three and six months ended June 30, 2015 and 2014, we incurred expenses related to the transportation, processing and marketing of our oil, natural gas and NGLs of approximately $20.3 million and $39.0 million in 2015, respectively, and $11.1 million and $20.5 million in 2014, respectively. Expense related to these agreements makes up a substantial portion of our Lease Operating Expense, which we expect to continue as existing agreements commence and new transportation, processing and marketing agreements are entered that will enable us to sell our product. During the three and six months ended June 30, 2015, we incurred approximately $0.8 million and $1.6 million, respectively, in fees related to unutilized capacity commitments. The unutilized commitment fees are related to undeveloped properties that we acquired during 2014. Minimum net obligations under these sales, gathering and transportation agreements for the next five years are as follows:

($ in Thousands)	Total
2015	$9,589
2016	26,409
2017	42,685
2018	44,425
2019	43,340
Thereafter	534,707
Total	$701,155

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

All fees owed are due on April 1 of each year. For the three and six months ended June 30, 2015 and 2014, we recorded expense of approximately $0.8 million and $1.5 million in 2015, respectively, and $0.7 million and $1.3 million in 2014, respectively. We record expenses related to the impact fees as Production and Lease Operating Expense. As of June 30, 2015, approximately $1.5 million was accrued for the 2015 impact fees.

13. EARNINGS PER COMMON SHARE

Basic income (loss) per common share is calculated based on the weighted average number of common shares outstanding at the end of the period, excluding restricted stock with performance-based and market-based vesting criteria. Diluted income per common share includes the speculative exercise of stock options and performance-based restricted stock which contain conditions that are not earnings or market-based, given that the hypothetical effect is not anti-dilutive. For each of the three and six months ended June 30, 2015, we excluded stock options to purchase 0.5 million shares due to our Net Loss from Continuing Operations. For the three and six months ended June 30, 2014, we excluded stock options to purchase 0.3 million shares of our common stock due to the estimate of shares that would be repurchased using the treasury method. For each of the three and six months ended June 30, 2015, we excluded performance-based restricted stock of 1.3 million shares due to performance metrics that have not yet been attained (for additional information on our non-cash compensation plans, see Note 11, Employee Benefit and Equity Plans, to our Consolidated Financial Statements). For each of the three and six-month periods ended June 30, 2014, we excluded performance-based restricted stock of 0.8 million shares due to performance metrics that have not yet been attained. We utilize the if-converted method for calculating the impact of our 6.0% Convertible Perpetual Preferred Stock on diluted earnings per share. Under the if-converted method, convertible preferred stock is assumed as converted to common shares for the weighted average period outstanding. For each of the three and six months ended June 30, 2015, we excluded the assumed conversion of preferred stock equating to approximately 8.9 million shares due to our Net Loss from Continuing Operations. The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2015	2014	2015	2013
Net Income (Loss) From Continuing Operations	$(153,373)	$7,644	$(171,852)	$16,399
Net Income From Discontinued Operations, Less Noncontrolling Interests	621	434	1,286	547
Less: Preferred Stock Dividends	(2,415)	—	(4,830)	—
Net Income (Loss) Attributable to Common Shareholders	$(155,167)	$8,078	$(175,396)	$16,946
Denominator:
Weighted Average Common Shares Outstanding - Basic	54,118	53,164	54,090	53,075
Effect of Dilutive Securities:
Employee Stock Options	—	151	—	142
Employee Performance-Based Restricted Stock Awards	—	194	—	294
Weighted Average Common Shares Outstanding - Diluted	54,118	53,509	54,090	53,511
Earnings per Common Share Attributable to Rex Energy Common Shareholders:
Basic — Net Income (Loss) From Continuing Operations	$(2.88)	$0.14	$(3.27)	$0.31
— Net Income From Discontinued Operations	0.01	0.01	0.02	0.01
— Net Income (Loss) Attributable to Rex Energy Common Shareholders	$(2.87)	$0.15	$(3.25)	$0.32
Diluted — Net Income (Loss) From Continuing Operations	$(2.88)	$0.14	$(3.27)	$0.31
— Net Income From Discontinued Operations	0.01	0.01	0.02	0.01
— Net Income (Loss) Attributable to Rex Energy Common Shareholders	$(2.87)	$0.15	$(3.25)	$0.32

14. EQUITY METHOD INVESTMENTS

RW Gathering, LLC

We own a 40% non-operated interest in RW Gathering, LLC (“RW Gathering”), which owns gas-gathering assets to facilitate development in our Appalachian Basin operations. Our investment in RW Gathering totaled $17.9 million as of December 31, 2014, and was recorded on our Consolidated Balance Sheets as Equity Method Investments. During the second quarter of 2015 we incurred a 100% impairment charge of $17.5 million related to RW Gathering (for additional information, see Note 15, Impairment Expense, to our Consolidated Financial Statements). We did not make any capital contributions to RW Gathering during the first six months of 2015 and 2014. RW Gathering recorded net losses from continuing operations of $0.5 million and $1.0 million during the three and six-month periods ended June 30, 2015, respectively, as compared to losses of $0.5 million and $1.0 million for the comparable periods in 2014, respectively. The losses incurred were due to insurance fees, bank fees, rent expenses and depreciation expense. Our share of the net loss is recorded on the Statements of Operations as Loss on Equity Method Investments.

During the three and six-month periods ended June 30, 2015, we incurred approximately $0.2 million and $0.4 million, respectively, as compared to $0.2 million and $0.4 million for the three and six-month periods ended June 30, 2014, respectively, in compression expenses that were charged to us from Williams Production Appalachia, LLC. These costs are in relation to compression costs incurred by RW Gathering and are recorded as Production and Lease Operating Expense on our Consolidated Statement of Operations. As of June 30, 2015 and December 31, 2014, there were no receivables due from RW Gathering to us.

15. IMPAIRMENT EXPENSE

For the three and six months ended June 30, 2015, impairment expenses incurred were approximately $117.8 million and $124.9 million, respectively, while impairment expenses incurred during the three and six months ended June 30, 2014 were negligible. We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment. The expense incurred during the first six months of 2015 included proved properties in our non-operated dry gas regions of Clearfield County, Pennsylvania and Westmoreland County, Pennsylvania for approximately $73.4 million. In addition to the proved properties, we also incurred approximately $31.8 million in impairment related to unproved properties, the majority of which are also found in our non-operated dry gas regions of Clearfield and Westmoreland Counties, Pennsylvania, and $17.5 million related to our equity method investment in RW Gathering. The remaining impairments are primarily related to acreage expirations and pipelines in non-core areas. The impairments were identified through an analysis of market conditions and future development plans related to these properties that were in existence as of June 30, 2015, which indicated that the carrying value of the assets was not recoverable. The analysis included an evaluation of estimated future cash flows with consideration given to market prices for similar assets and whether the impairment of our equity method investment was other than temporary. As of June 30, 2015, we continued to carry the costs of undeveloped properties of approximately $306.8 million on our Consolidated Balance Sheet, which is primarily related to the Marcellus and Utica Shale in the Appalachian Basin and for which we have development, trade or lease extension plans.

16. EXPLORATION EXPENSE

For the three and six months ended June 30, 2015, we incurred approximately $0.9 million and $1.4 million, respectively, in exploration expenses as compared to $1.4 million and $3.4 million in exploration expenses for the same periods in 2014, respectively. Approximately $0.6 million of the expense incurred in 2015 was due to geological and geophysical type expenditures and $0.5 million was due to the payment of delay rentals in the Appalachian Basin. Approximately $2.4 million of the expense incurred in 2014 was due to geological and geophysical type expenditures. An additional $0.8 million of expense was incurred through the payment of delay rentals, predominately in the Appalachian Basin.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of June 30, 2015, we had $675.0 million of outstanding Senior Notes, as shown in Note 7, Long-Term Debt, to our Consolidated Financial Statements. The Senior Notes are guaranteed by certain of our wholly-owned subsidiaries, or guarantor subsidiaries. Unless otherwise noted below, each of the following guarantor subsidiaries are wholly-owned by Rex Energy Corporation and have provided guarantees of the Senior Notes that are joint and several and full and unconditional as of June 30, 2015:

●	Rex Energy I, LLC
●	Rex Energy Operating Corporation
●	Rex Energy IV, LLC
●	PennTex Resources Illinois, Inc.
●	R.E. Gas Development, LLC

The non-guarantor subsidiaries include certain consolidated subsidiaries, including Water Solutions, R.E. Disposal, LLC, Rex Energy Marketing, LLC and R.E. Ventures Holdings, LLC. We derive much of our business through and derive much of our income through our subsidiaries. Therefore, our ability to make required payments with respect to indebtedness and other obligations depends on the financial results and condition of our subsidiaries and our ability to receive funds from our subsidiaries. As of June 30, 2015, there were no restrictions on the ability of any of the guarantor subsidiaries to transfer funds to us. There may be restrictions for certain non-guarantor subsidiaries.

The following financial statements present condensed consolidating financial data for (i) Rex Energy Corporation, the issuer of the notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes, and (iv) eliminations necessary to arrive at our consolidated financial statements, which include condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, the condensed consolidating statements of operations for each of the three and six-month periods ended June 30, 2015 and 2014, and the condensed consolidating statements of cash flows for each of the six-month periods ended June 30, 2015 and 2014.

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2015

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
ASSETS
Current Assets
Cash and Cash Equivalents	$6,166	$(58)	$5	$—	$6,113
Accounts Receivable	29,655	60	148	—	29,863
Taxes Receivable	—	—	19	—	19
Short-Term Derivative Instruments	20,301	—	509	—	20,810
Assets Held for Sale	—	53,921	—	(8,587)	45,334
Inventory, Prepaid Expenses and Other	1,998	—	104	—	2,102
Total Current Assets	58,120	53,923	785	(8,587)	104,241
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	1,173,096	857	—	(6,792)	1,167,161
Unevaluated Oil and Gas Properties	306,114	697	—	—	306,811
Other Property and Equipment	46,196	895	—	—	47,091
Wells and Facilities in Progress	122,886	259	—	(747)	122,398
Pipelines	14,687	—	—	(1,898)	12,789
Total Property and Equipment	1,662,979	2,708	—	(9,437)	1,656,250
Less: Accumulated Depreciation, Depletion and Amortization	(489,744)	(834)	—	1,537	(489,041)
Net Property and Equipment	1,173,235	1,874	—	(7,900)	1,167,209
Deferred Financing Costs and Other Assets—Net	2,468	—	14,237	—	16,705
Long-Term Deferred Tax Asset	—	—	5,995	—	5,995
Intercompany Receivables	—	—	1,016,664	(1,016,664)	—
Investment in Subsidiaries – Net	(1,907)	—	249,084	(247,177)	—
Long-Term Derivative Instruments	8,146	—	226	—	8,372
Total Assets	$1,240,062	$55,797	$1,286,991	$(1,280,328)	$1,302,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$36,530	$51	$—	$(1,880)	$34,701
Current Maturities of Long-Term Debt	725	—	—	—	725
Accrued Liabilities	34,912	229	11,295	—	46,436
Short-Term Derivative Instruments	1,990	—	212	—	2,202
Current Deferred Tax Liability	—	—	5,995	—	5,995
Liabilities Related to Assets Held for Sale	—	32,002	—	—	32,002
Total Current Liabilities	74,157	32,282	17,502	(1,880)	122,061
Long-Term Derivative Instruments	2,152	—	1,641	—	3,793
Senior Secured Line of Credit and Other Long-Term Debt	260	—	93,000	—	93,260
8.875% Senior Notes Due 2020	—	—	350,000	—	350,000
6.25% Senior Notes Due 2022	—	—	325,000	—	325,000
Premium on Senior Notes – Net	—	—	2,538	—	2,538
Other Deposits and Liabilities	3,634	—	—	—	3,634
Future Abandonment Cost	39,872	59	—	—	39,931
Intercompany Payables	1,012,574	4,090	—	(1,016,664)	—
Total Liabilities	1,132,649	36,431	789,681	(1,018,544)	940,217
Stockholders’ Equity
Preferred Stock	—	—	1	—	1
Common Stock	—	—	54	—	54
Additional Paid-In Capital	177,144	13,874	622,305	(190,585)	622,738
Accumulated Earnings (Deficit)	(69,731)	(165)	(125,050)	(71,199)	(266,145)
Rex Energy Stockholders’ Equity	107,413	13,709	497,310	(261,784)	356,648
Noncontrolling Interests	—	5,657	—	—	5,657
Total Stockholders’ Equity	107,413	19,366	497,310	(261,784)	362,305
Total Liabilities and Stockholders’ Equity	$1,240,062	$55,797	$1,286,991	$(1,280,328)	$1,302,522

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2015

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$45,552	$209	$—	$—	$45,761
Other Revenue	11	—	—	—	11
TOTAL OPERATING REVENUE	45,563	209	—	—	45,772
OPERATING EXPENSES
Production and Lease Operating Expense	30,585	57	—	—	30,642
General and Administrative Expense	6,494	17	1,969	—	8,480
Gain on Disposal of Asset	(300)	—	—	—	(300)
Impairment Expense	117,844	—	—	—	117,844
Exploration Expense	826	96	—	(5)	917
Depreciation, Depletion, Amortization and Accretion	29,765	37	—	(264)	29,538
Other Operating Income	(70)	—	—	—	(70)
TOTAL OPERATING EXPENSES	185,144	207	1,969	(269)	187,051
INCOME (LOSS) FROM OPERATIONS	(139,581)	2	(1,969)	269	(141,279)
OTHER INCOME (EXPENSE)
Interest Expense	(84)	—	(12,110)	—	(12,194)
Gain (Loss) on Derivatives, Net	198	—	(479)	—	(281)
Other Income	65	—	—	—	65
Loss From Equity Method Investments	(208)	—	—	—	(208)
Income (Loss) From Equity in Consolidated Subsidiaries	3	(3)	(138,226)	138,226	—
TOTAL OTHER INCOME (EXPENSE)	(26)	(3)	(150,815)	138,226	(12,618)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(139,607)	(1)	(152,784)	138,495	(153,897)
Income Tax Benefit	492	—	32	—	524
INCOME (LOSS) FROM CONTINUING OPERATIONS	(139,115)	(1)	(152,752)	138,495	(153,373)
Income From Discontinued Operations, Net of Income Tax	—	2,822	—	(1,252)	1,570
Net Income (Loss)	(139,115)	2,821	(152,752)	137,243	(151,803)
Net Income Attributable to Noncontrolling Interests of Discontinued Operations	—	949	—	—	949
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(139,115)	$1,872	$(152,752)	$137,243	$(152,752)
Preferred Stock Dividends	—	—	2,415	—	2,415
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(139,115)	$1,872	$(155,167)	$137,243	$(155,167)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$99,552	$320	$—	$—	$99,872
Other Revenue	22	—	—	—	22
TOTAL OPERATING REVENUE	99,574	320	—	—	99,894
OPERATING EXPENSES
Production and Lease Operating Expense	59,599	95	—	—	59,694
General and Administrative Expense	13,153	33	4,945	—	18,131
Gain on Disposal of Asset	(235)	—	—	—	(235)
Impairment Expense	124,856	11	—	—	124,867
Exploration Expense	1,344	96	—	(5)	1,435
Depreciation, Depletion, Amortization and Accretion	56,057	106	—	(499)	55,664
Other Operating Expense	5,121	—	—	—	5,121
TOTAL OPERATING EXPENSES	259,895	341	4,945	(504)	264,677
INCOME (LOSS) FROM OPERATIONS	(160,321)	(21)	(4,945)	504	(164,783)
OTHER INCOME (EXPENSE)
Interest Expense	(142)	—	(24,069)	—	(24,211)
Gain (Loss) on Derivatives, Net	17,054	—	(216)	—	16,838
Other Income	99	—	—	—	99
Loss From Equity Method Investments	(411)	—	—	—	(411)
Income (Loss) From Equity in Consolidated Subsidiaries	(20)	20	(141,440)	141,440	—
TOTAL OTHER INCOME (EXPENSE)	16,580	20	(165,725)	141,440	(7,685)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(143,741)	(1)	(170,670)	141,944	(172,468)
Income Tax Benefit	512	—	104	—	616
INCOME (LOSS) FROM CONTINUING OPERATIONS	(143,229)	(1)	(170,566)	141,944	(171,852)
Income From Discontinued Operations, Net of Income Tax	—	4,784	—	(1,252)	3,532
Net Income (Loss)	(143,229)	4,783	(170,566)	140,692	(168,320)
Net Income Attributable to Noncontrolling Interests of Discontinued Operations	—	2,246	—	—	2,246
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(143,229)	$2,537	$(170,566)	$140,692	$(170,566)
Preferred Stock Dividends	—	—	4,830	—	4,830
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(143,229)	$2,537	$(175,396)	$140,692	$(175,396)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDING JUNE 30, 2015

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(143,229)	$4,783	$(170,566)	$140,692	$(168,320)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss From Equity Method Investments	411	—	—	—	411
Non-Cash Expenses (Income)	(92)	100	5,876	—	5,884
Depreciation, Depletion, Amortization and Accretion	56,057	3,061	—	(3,378)	55,740
(Gain) Loss on Derivatives	(17,054)	—	216	—	(16,838)
Cash Settlements of Derivatives	24,117	—	903	—	25,020
Dry Hole Expense	198	96	—	(5)	289
Gain on Sale of Asset	(235)	(42)	—	—	(277)
Impairment Expense	124,856	11	—	—	124,867
Changes in operating assets and liabilities
Accounts Receivable	18,987	(1,707)	328	(657)	16,951
Inventory, Prepaid Expenses and Other Assets	1,376	(278)	(74)	—	1,024
Accounts Payable and Accrued Liabilities	(21,251)	(2,492)	(898)	657	(23,984)
Other Assets and Liabilities	(915)	(73)	27	—	(961)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	43,226	3,459	(164,188)	137,309	19,806
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany loans to subsidiaries	65,125	(3,184)	76,592	(138,533)	—
Proceeds from Joint Venture Acreage Management	43	—	—	—	43
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	3,979	554	—	—	4,533
Proceeds from Joint Venture	16,611	—	—	—	16,611
Acquisitions of Undeveloped Acreage	(21,109)	(5)	—	—	(21,114)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(119,054)	(7,815)	—	1,224	(125,645)
NET CASH USED IN INVESTING ACTIVITIES	(54,405)	(10,450)	76,592	(137,309)	(125,572)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	33,960	124,000	—	157,960
Repayments of Long-Term Debt and Lines of Credit	—	(25,443)	(31,000)	—	(56,443)
Repayments of Loans and Other Long-Term Debt	(633)	(520)	—	—	(1,153)
Debt Issuance Costs	—	(3)	(569)	—	(572)
Dividends Paid	—	—	(4,830)	—	(4,830)
Distributions by the Partners of Consolidated Subsidiaries	—	(830)	—	—	(830)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(633)	7,164	87,601	—	94,132
NET INCREASE (DECREASE) IN CASH	(11,812)	173	5	—	(11,634)
CASH – BEGINNING	17,978	118	—	—	18,096
CASH - ENDING	$6,166	$291	$5	$—	$6,462

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

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2014

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$72,903	$—	$—	$—	$72,903
Other Revenue	30	—	—	—	30
TOTAL OPERATING REVENUE	72,933	—	—	—	72,933
OPERATING EXPENSES
Production and Lease Operating Expense	21,630	3	—	—	21,633
General and Administrative Expense	7,221	25	1,083	—	8,329
Loss on Disposal of Asset	223	(1)	—	—	222
Impairment Expense	16	—	—	—	16
Exploration Expense	1,364	3	—	—	1,367
Depreciation, Depletion, Amortization and Accretion	20,454	61	—	(159)	20,356
Other Operating Expense	(56)	—	—	—	(56)
TOTAL OPERATING EXPENSES	50,852	91	1,083	(159)	51,867
INCOME (LOSS) FROM OPERATIONS	22,081	(91)	(1,083)	159	21,066
OTHER INCOME (EXPENSE)
Interest Expense	(16)	—	(7,341)	—	(7,357)
Gain (Loss) on Derivatives, Net	(645)	—	394	—	(251)
Other Expense	55	—	—	(1)	54
Loss From Equity Method Investments	(208)	—	—	—	(208)
Income (Loss) From Equity in Consolidated Subsidiaries	(56)	56	12,410	(12,410)	—
TOTAL OTHER INCOME (EXPENSE)	(870)	56	5,463	(12,411)	(7,762)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	21,211	(35)	4,380	(12,252)	13,304
Income Tax (Expense) Benefit	(9,051)	(306)	3,697	—	(5,660)
INCOME (LOSS) FROM CONTINUING OPERATIONS	12,160	(341)	8,077	(12,252)	7,644
Loss From Discontinued Operations, Net of Income Tax	—	1,920	—	(609)	1,311
Net Income (Loss)	12,160	1,579	8,077	(12,861)	8,955
Net Income Attributable to Noncontrolling Interests of Discontinued Operations	—	877	—	—	877
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$12,160	$702	$8,077	$(12,861)	$8,078
Preferred Stock Dividends	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$12,160	$702	$8,077	$(12,861)	$8,078

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$154,202	$—	$—	$—	$154,202
Other Revenue	74	—	—	—	74
TOTAL OPERATING REVENUE	154,276	—	—	—	154,276
OPERATING EXPENSES
Production and Lease Operating Expense	41,660	6	—	—	41,666
General and Administrative Expense	15,101	48	2,742	—	17,891
Loss on Disposal of Asset	294	—	—	—	294
Impairment Expense	41	—	—	—	41
Exploration Expense	3,424	3	—	—	3,427
Depreciation, Depletion, Amortization and Accretion	40,277	72	—	(270)	40,079
Other Operating Expense	27	—	—	—	27
TOTAL OPERATING EXPENSES	100,824	129	2,742	(270)	103,425
INCOME (LOSS) FROM OPERATIONS	53,452	(129)	(2,742)	270	50,851
OTHER INCOME (EXPENSE)
Interest Expense	(30)	—	(14,260)	—	(14,290)
Gain (Loss) on Derivatives, Net	(11,084)	—	1,083	—	(10,001)
Other Income	18	—	—	(1)	17
Loss From Equity Method Investments	(408)	—	—	—	(408)
Income (Loss) From Equity in Consolidated Subsidiaries	(81)	81	25,977	(25,977)	—
TOTAL OTHER INCOME (EXPENSE)	(11,585)	81	12,800	(25,978)	(24,682)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	41,867	(48)	10,058	(25,708)	26,169
Income Tax (Expense) Benefit	(15,689)	(968)	6,887	—	(9,770)
INCOME FROM CONTINUING OPERATIONS	26,178	(1,016)	16,945	(25,708)	16,399
Income From Discontinued Operations, Net of Income Taxes	—	5,761	—	(2,768)	2,993
NET INCOME	26,178	4,745	16,945	(28,476)	19,392
Net Income Attributable to Noncontrolling Interests	—	2,446	—	—	2,446
NET INCOME ATTRIBUTABLE TO REX ENERGY	$26,178	$2,299	$16,945	$(28,476)	$16,946

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDING JUNE 30, 2014

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$26,178	$4,745	$16,945	$(28,476)	$19,392
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss From Equity Method Investments	408	—	—	—	408
Non-Cash Expenses	(133)	186	3,283	—	3,336
Depreciation, Depletion, Amortization and Accretion	40,277	1,643	—	(270)	41,650
Deferred Income Tax Expense (Benefit)	15,689	1,323	(6,888)	—	10,124
(Gain) Loss on Derivatives	11,084	—	(1,083)	—	10,001
Cash Settlements of Derivatives	(7,211)	—	878	—	(6,333)
Dry Hole Expense	86	—	—	—	86
Gain on Sale of Asset	294	7	—	—	301
Impairment Expense	41	—	—	—	41
Changes in operating assets and liabilities
Accounts Receivable	(3,163)	(3,664)	3,423	(898)	(4,302)
Inventory, Prepaid Expenses and Other Assets	505	(161)	(360)	—	(16)
Accounts Payable and Accrued Liabilities	13,404	(1,432)	5	898	12,875
Other Assets and Liabilities	(970)	(22)	—	—	(992)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	96,489	2,625	16,203	(28,746)	86,571
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany loans to subsidiaries	131,375	(4)	(157,351)	25,980	—
Proceeds from Joint Venture Acreage Management	146	—	—	—	146
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	139	—	—	—	139
Acquisitions of Undeveloped Acreage	(39,484)	(655)	—	—	(40,139)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(183,765)	(4,578)	—	2,766	(185,577)
NET CASH USED IN INVESTING ACTIVITIES	(91,589)	(5,237)	(157,351)	28,746	(225,431)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	9,409	153,000	—	162,409
Repayments of Long-Term Debt and Lines of Credit	—	(5,753)	(12,000)	—	(17,753)
Repayments of Loans and Other Notes Payable	(855)	(313)	—	—	(1,168)
Debt Issuance Costs	—	(4)	(273)	—	(277)
Proceeds from Exercise of Stock Options	—	—	421	—	421
Distributions by the Partners of Consolidated Subsidiaries	—	(721)	—	—	(721)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(855)	2,618	141,148	—	142,911
NET INCREASE IN CASH	4,045	6	—	—	4,051
CASH – BEGINNING	1,386	509	5	—	1,900
CASH - ENDING	$5,431	$515	$5	$—	$5,951

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have historically divided our operations into two principal business segments, exploration and production and field services. During the second quarter of 2015, we entered into a purchase and sale agreement to divest Water Solutions Holdings, LLC (“Water Solutions”) and its related subsidiaries, which accounted for the majority of our field services segment. We view the activities of Water Solutions as non-core to our exploration and production operations and plan to use the proceeds from the future sale to fund future development within our exploration and production operations. The sale of Water Solutions closed in July 2015, and we received approximately $66.1 million in proceeds, net of customary selling expenses. Unless otherwise noted, information presented in management’s discussion and analysis are for continuing operations.

2015 Activity

During the three and six months ended June 30, 2015, we produced 17,727 MMcfe and 34,304 MMcfe, respectively, in the Appalachian Basin. In the Illinois Basin, we produced 183 MBbls and 363 MBbls during the three and six months ended June 30, 2015, respectively. Overall, our production for the three and six months ended June 30, 2015 averaged 206,845 Mcfe per day and 201,542 Mcfe per day, respectively. As of June 30, 2015, we had 15.0 gross (9.6 net) wells drilled and awaiting completion and eight gross (four net) wells resting and awaiting pipeline connection. Our drilling and completion activity for the period indicated in each of our regions is set forth in the table below.

Three Months Ended June 30, 2015

	Wells Drilled		Wells Completed		Wells Placed In Service
	Gross	Net	Gross	Net	Gross	Net
Appalachian Basin	5.0	3.5	8.0	4.0	4.0	2.1
Illinois Basin	—	—	2.0	2.0	2.0	2.0
Total	5.0	3.5	10.0	6.0	6.0	4.1

Six Months Ended June 30, 2015

	Wells Drilled		Wells Completed		Wells Placed In Service
	Gross	Net	Gross	Net	Gross	Net
Appalachian Basin	18.0	10.7	15.0	6.8	17.0	10.2
Illinois Basin	—	—	5.0	5.0	5.0	5.0
Total	18.0	10.7	20.0	11.8	22.0	15.2

ArcLight Capital Partners, LLC Joint Venture

On March 31, 2015, we entered into a joint venture agreement with an affiliate of ArcLight Capital Partners, LLC (“ArcLight”) to jointly develop 32 specifically designated wells in our Butler County, Pennsylvania operated area. ArcLight will participate and fund 35.0% of the estimated well costs for the designated wells. We expect to receive consideration for the transaction of approximately $67.0 million, with $16.6 million received at closing for wells that had previously been completed or were at that time in the process of being drilled and completed. The remaining proceeds will be received as additional wells are drilled and completed. Upon the attainment of certain return on investment and internal rate of return thresholds, 50.0% of ArcLight’s 35.0% working interest will revert back to us, leaving ArcLight with a 17.5% working interest. ArcLight also has the option to participate in the development of 17 additional wells in 2016; if ArcLight exercises this option, Arclight will participate and fund 20% of the estimated well costs for the designated wells in return for a 20% working interest.  If ArcLight elects to participate in the 2016 wells, the wells will also be subject to certain return on investment and internal rate of return thresholds, which, once meant, will revert 50% of ArcLight’s working interest in the wells back to us.

Water Solutions Divestiture

On June 18, 2015, we entered into a purchase and sale agreement with American Water Works Company, Inc. (“American Water”) pursuant to which American Water acquired Water Solutions and its subsidiaries, of which we own a 60.0% interest. The transaction closed in July 2015 and resulted in net proceeds to us of approximately $66.1 million, after customary selling expenses. Approximately $1.0 million of the gross proceeds have been placed in escrow pending any post-closing adjustments over the next several months. We intend to use the proceeds to pay down our revolving line of credit and for general corporate purposes.

Results of Continuing Operations

The following table sets forth summary information regarding oil, NGL and natural gas production and product prices for the three and six months ended June 30, 2015 and 2014.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Production:
Oil and Condensate (Bbls)	307,105	251,861	622,279	502,269
Natural Gas (Mcf)	11,926,165	8,171,627	23,429,082	15,834,994
C3+ NGLs (Bbls)	551,899	325,580	1,073,102	630,724
Ethane (Bbls)	290,453	13,948	479,608	13,948
Total (Mcfe)(a)	18,822,907	11,719,961	36,479,016	22,716,640
Average daily production:
Oil and Condensate (Bbls)	3,375	2,768	3,438	2,775
Natural Gas (Mcf)	131,057	89,798	129,442	87,486
C3+ NGLs (Bbls)	6,065	3,578	5,929	3,485
Ethane (Bbls)	3,192	153	2,650	77
Total (Mcfe)(a)	206,845	128,791	201,542	125,506
Average sales price(b):
Oil and Condensate (per Bbl)	$49.28	$97.50	$44.35	$95.29
Natural Gas (per Mcf)	$1.77	$3.96	$2.11	$4.58
C3+ NGLs (per Bbl)	$13.92	$48.73	$18.45	$53.52
Ethane (per Bbl)	$6.39	$6.00	$6.46	$6.00
Total (per Mcfe)(a)	$2.43	$6.22	$2.74	$6.79
Average NYMEX prices(c):
Oil (per Bbl)	$57.94	$102.99	$53.29	$100.84
Natural Gas (per Mcf)	$2.74	$4.56	$2.78	$4.65
(a)	Oil, Ethane and C3+ NGLs are converted at the rate of one barrel of oil equivalent (“BOE”) to six Mcfe.
(b)	Does not include the effects of cash settled derivatives.
(c)	Based upon the average of bid week prompt month prices.

The following table sets forth summary information by basin regarding oil, NGL and natural gas revenues, production volumes, average product prices and average production costs for the three and six months ended June 30, 2015 and 2014.

	Production and Revenue by Basin
	For Three Months Ended June 30,		For Six Months Ended June 30,
	2015	2014	2015	2014
Appalachian
Revenue – Natural Gas(a)	$21,087,139	$32,398,014	$49,373,044	$72,498,114
Volumes (Mcf)	11,926,165	8,171,627	23,429,082	15,834,994
Average Price	$1.77	$3.96	$2.11	$4.58
Revenue – Condensate (a)	$5,146,483	$3,891,965	$9,420,515	$9,705,723
Volumes (Bbl)	124,381	44,111	259,738	111,505
Average Price	$41.38	$88.23	$36.27	$87.04
Revenue – C3+ NGLs(a)	$7,684,203	$15,866,181	$19,803,389	$33,759,300
Volumes (Bbl)	551,899	325,580	1,073,102	630,724
Average Price	$13.92	$48.73	$18.45	$53.52
Revenue – Ethane(a)	$1,854,616	$83,726	$3,099,203	$83,726
Volumes (Bbl)	290,453	13,948	479,608	13,948
Average Price	$6.39	$6.00	$6.46	$6.00
Average Production Cost per Mcfe(b)	$1.35	$1.30	$1.37	$1.26
Illinois
Revenue – Oil(a)	$9,988,950	$20,663,331	$18,175,745	$38,155,038
Volumes (Bbl)	182,724	207,750	362,541	390,764
Average Price	$54.67	$99.46	$50.13	$97.64
Average Production Cost per Bbl(b)	$33.78	$37.04	$33.05	$38.90
(a)	Does not include the effects of cash settled derivatives.
(b)	Excludes ad valorem and severance taxes.

General Overview

Operating revenue for the three and six months ended June 30, 2015 decreased 37.2% and 35.2% when compared to the same periods in 2014, respectively. The decrease in operating revenue for the three and six months ended June 30, 2015, can be primarily attributed to lower commodity prices, partially offset by higher production in our Appalachian region. In the Appalachian Basin, our production grew to 17,727 MMcfe for the three-month period ended June 30, 2015, from 10,473 MMcfe for the three-month period June 30, 2014, or approximately 69.3%, while production in the Illinois Basin decreased to 183 MBbls during the quarter ended June 30, 2015, from 208 MBbls during the same period in 2014, or approximately 12.0%. The decrease in production in Illinois is primarily related to the natural decline of our conventional oil producing properties. We are currently evaluating strategies to reduce the production declines in the Illinois Basin and will continue to be opportunistic with new well development. For the six months ended June 30, 2015, production in the Appalachian Basin increased 68.4% to 34,304 MMcfe from the same period in 2014, while production in the Illinois Basin for the six months ended June 30, 2015 decreased 7.2% to 363 MBbls from the same period in 2014.  For the six-month period ended June 30, 2015, our realized sales price for oil, natural gas, and C3+ NGLs decreased to $44.35 per bbl, $2.11 per mcf and $18.45 per barrel, respectively, when compared to the same period in 2014, while realized prices for ethane increased to $6.46 per barrel for the same period.

For the three and six months ended June 30, 2015, we spent approximately $62.3 million and $130.2 million, respectively, on drilling projects, facilities and related equipment, undeveloped acreage and asset acquisitions. Approximately 93.2% of our capital expenditures in 2015 have been in the Appalachian Basin and approximately 6.8% of our capital expenditures have been in the Illinois Basin.

Operating expenses increased $135.2 million and $161.3 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014, respectively. Operating expenses primarily comprise: Production and Lease Operating Expenses, G&A Expenses, Other Operating Expense, Exploration Expenses, Impairment Expense and DD&A Expenses. The increases in operating expenses were largely attributable to Production and Lease Operating Expense, Other Operating Expense, DD&A and Impairment Expense. The growth of many of these operating expenses is consistent with our overall organizational growth as we continue to increase our drilling and exploration activity and our number of revenue generating assets. The increase in impairment expense is primarily due to our non-operated dry gas properties in Westmoreland and Clearfield Counties, Pennsylvania, where existing market conditions have indicated a significant decrease in the price of similar assets.

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

Oil, NGL and gas revenue, including the effects of cash settled derivatives, for the three-month periods ended June 30, 2015 and 2014 is summarized in the following table:

	For Three Months Ended June 30,
($ in Thousands, except total Mcfe production and price per Mcfe)	2015	2014	Change	%
Oil and Gas Revenue:
Oil and condensate sales revenue	$15,135	$24,555	$(9,420)	(38.4)%
Oil derivatives realized(a)	$2,368	$(1,006)	$3,374	(335.4)%
Total oil and condensate revenue and derivatives realized	$17,503	$23,549	$(6,046)	(25.7)%
Gas sales revenue	$21,087	$32,398	$(11,311)	(34.9)%
Gas derivatives realized(a)	$9,067	$(1,003)	$10,070	(1,004.0)%
Total gas revenue and derivatives realized	$30,154	$31,395	$(1,241)	(4.0)%
C3+ NGL revenue	$7,684	$15,866	$(8,182)	(51.6)%
C3+ NGL derivatives realized(a)	$2,036	$43	$1,993	4,634.9%
Total C3+ NGL revenue	$9,720	$15,909	$(6,189)	(38.9)%
Ethane revenue	$1,855	$84	$1,771	2,108.3%
Ethane derivatives realized(a)	$67	$—	$67	(—)%
Total Ethane revenue	$1,922	$84	$1,838	2,188.1%
Consolidated sales	$45,761	$72,903	$(27,142)	(37.2)%
Consolidated derivatives realized(a)	$13,538	$(1,966)	$15,504	(788.6)%
Total oil, NGL and gas revenue and derivatives realized	$59,299	$70,937	$(11,638)	(16.4)%
Total Mcfe Production	18,822,907	11,719,961	7,102,946	60.6%
Average Realized Price per Mcfe	$3.15	$6.05	$(2.90)	(47.9)%
(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for oil, NGLs and natural gas during the second quarter of 2015, after the effect of derivative activities, was $3.15 per Mcfe, a decrease of 47.9%, or $2.90 per Mcfe, from the same period in 2014. This decrease was primarily due to a decrease in commodity prices during the quarter, partially offset by positive cash settlements on derivatives. The average price for natural gas, after the effect of derivative activities, decreased 34.2%, or $1.31 per Mcf, to $2.53 per Mcf. The average price for oil and condensate, after the effect of derivative activities, decreased 39.0%, or $36.51 per barrel, to $56.99 per barrel. The average price for C3+ NGLs, after the effect of derivative activities, decreased 64.0%, or $31.25 per barrel, to $17.61 per barrel. During the second quarter of 2014, we commenced sales of ethane, which had previously been separated from our NGL stream and primarily burned as fuel with small amounts blended with our C3+ NGL sales. The average price for ethane, including the effect of derivatives, during the three months ended June 30, 2015 was approximately $6.62 per barrel as compared to $6.00 per barrel during the same period in 2014. Our derivative activities effectively increased net realized prices by $0.72 per Mcfe in the second quarter of 2015 and effectively decreased net realized prices by $0.17 per Mcfe in the second quarter of 2014.

Our realized sales price for natural gas differed from the average Henry Hub NYMEX pricing by approximately $0.97 per mcf during the second quarter of 2015 primarily due to basis differentials in the northeastern United States, which were partially offset by sales on the Texas Eastern pipeline, receiving M3 pricing, a New York area index. We have been able to lessen the impact of basis differentials to an extent by utilizing basis swaps in our derivatives program. We have basis swaps in place for 5,210 MMcf at an average differential to Henry Hub NYMEX of $0.81 per mcf for the remainder of 2015 in addition to basis swaps for 12,500 MMcf at an average differential to Henry Hub NYMEX of $0.90 for 2016. During the second quarter of 2015, we received cash settlements of approximately $1.3 million related to our basis swaps. In addition, we have been targeting sales points outside of the northeastern United States and have executed capacity agreements to transport natural gas volumes to the Midwest and the Gulf Coast.

Production volumes in the second quarter of 2015 increased 60.6% from the second quarter of 2014 primarily due to success of our Marcellus and Utica Shale horizontal drilling activities in the Appalachian Basin, where production increased approximately 69.3%, or 7.3 Bcfe. Natural gas production increased approximately 45.9%, oil and condensate production increased approximately 21.9%, C3+ NGL production increased approximately 69.5% and our ethane production increased approximately 1,982.4%. Our production continues to be positively impacted by strong drilling results in the Appalachian Basin. During June 2014, we commenced incremental ethane recovery, which had previously been blended with our natural gas sales.

Overall, our production for the second quarter of 2015 averaged 206,845 Mcfe per day, of which 63.3% was attributable to natural gas, 9.8% to oil and condensate, 17.6% to C3+ NGLs and 9.3% was a result of ethane production.

Statements of Operations for the three-month periods ended June 30, 2015 and 2014 are as follows:

	For the Three Months Ended June 30, 2015
($ in Thousands)	2015	2014	Change	%
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$45,761	$72,903	$(27,142)	(37.2)%
Other Revenue	11	30	(19)	(63.3)%
TOTAL OPERATING REVENUE	45,772	72,933	(27,161)	(37.2)%
OPERATING EXPENSES
Production and Lease Operating Expense	30,642	21,633	9,009	41.6%
General and Administrative Expense	8,480	8,329	151	1.8%
(Gain) Loss on Disposal of Asset	(300)	222	(522)	(235.1)%
Impairment Expense	117,844	16	117,828	N/M
Exploration Expense	917	1,367	(450)	(32.9)%
Depreciation, Depletion, Amortization and Accretion	29,538	20,356	9,182	45.1%
Other Operating Income	(70)	(56)	(14)	25.0%
TOTAL OPERATING EXPENSES	187,051	51,867	135,184	260.6%
INCOME (LOSS) FROM OPERATIONS	(141,279)	21,066	(162,345)	(770.6)%
OTHER EXPENSE
Interest Expense	(12,194)	(7,357)	(4,837)	65.7%
Loss on Derivatives, Net	(281)	(251)	(30)	12.0%
Other Income	65	54	11	20.4%
Loss on Equity Method Investments	(208)	(208)	-	(—)%
TOTAL OTHER EXPENSE	(12,618)	(7,762)	(4,856)	62.6%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(153,897)	13,304	(167,201)	(1,256.8)%
Income Tax (Expense) Benefit	524	(5,660)	6,184	(109.3)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	(153,373)	7,644	(161,017)	(2,106.4)%
Income From Discontinued Operations, Net of Income Taxes	1,570	1,311	259	19.8%
NET INCOME (LOSS)	(151,803)	8,955	(160,758)	(1,795.2)%
Net Income Attributable to Noncontrolling Interests	949	877	72	8.2%
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(152,752)	$8,078	$(160,830)	(1,991.0)%

Production and Lease Operating Expense increased approximately $9.0 million, or 41.6%, in the second quarter of 2015 from the same period in 2014. We experienced Production and Lease Operating Expense increases that are commensurate with the increase in producing wells in the Appalachian Basin and related production as they relate to variable type costs such as transportation, marketing, processing and gathering. For the three months ended June 30, 2015, transportation, capacity and processing fees accounted for approximately 67.1% of our total Production and Lease Operating Expense as compared to 51.2% in the first half of 2014. During the second quarter of 2015, approximately $0.8 million of our Production and Lease Operating Expense was related to unutilized transportation, capacity and processing commitments, which is primarily related to unproved properties that we acquired in 2014. As we continue to develop our core areas of operation we expect that fees incurred from unutilized commitments will decrease. These types of agreements typically have a term of several years and we expect fees associated with these agreements to continue to comprise a significant portion of our Production and Lease Operating Expense. On a per unit of production basis, our lifting costs decreased to $1.63 per Mcfe in the three months ended June 30, 2015 from $1.85 per Mcfe in the same period in 2014.

G&A Expense for the second quarter of 2015 increased approximately $0.2 million, or 1.8%, to $8.5 million from the same period in 2014. We have undertaken several cost control measures during the first six months of 2015, including reductions in head count, a decrease in travel expenditures, less usage of third-party consultants and pricing concessions received from suppliers and service providers.

Impairment Expense for the second quarter of 2015 increased approximately $117.8 million from a negligible amount for the same period in 2014. We evaluate impairment of our properties when events occur that indicates that the carrying value of these properties may not be recoverable. The expense incurred during the second quarter of 2015 included proved properties in our non-operated dry gas regions of Clearfield County, Pennsylvania and Westmoreland County, Pennsylvania for approximately $68.8 million. In addition to the proved properties, we also incurred approximately $28.9 million in impairment related to unproved properties, the majority of which are also found in our non-operated dry gas regions of Clearfield and Westmoreland Counties, Pennsylvania, and $17.5 million related to our equity method investment in RW Gathering. The remaining impairment charges are related to acreage expirations and pipelines in non-core areas. The impairments were identified through an analysis of market conditions and future development plans related to these properties that were in existence as of June 30, 2015, which indicated that the carrying value of the assets was not recoverable. The analysis included an evaluation of estimated future cash flows with consideration given to market prices for similar assets.

Exploration Expense for the second quarter of 2015 was approximately $0.9 million, as compared to $1.4 million for same period in 2014. Approximately $0.2 million of the expense incurred in 2015 was due to geological and geophysical type expenditures and $0.5 million was due to the payment of delay rentals in the Appalachian Basin. The remaining costs are related to dry hole expenses. Approximately $2.4 million of the expense incurred in 2014 was due to geological and geophysical type expenditures. An additional $0.8 million of expense was incurred due to the payment of delay rentals, predominately in the Appalachian Basin. As a result of the decrease in commodity prices, we have decreased our levels of spending with regards to geological and geophysical activities.

DD&A Expense for the second quarter of 2015 increased approximately $9.2 million, or 45.1%, from $20.4 million for the same period in 2014. Contributing to the increase in DD&A expense were lower reserves, which were triggered by the ongoing lower commodity pricing environment and the related effect on our estimated proved reserves, and increased production when compared to the same period in 2014.

Interest Expense for the second quarter of 2015 was approximately $12.2 million as compared to $7.4 million for the same period in 2014. The increase in interest expense is primarily due to the issuance of $325.0 million in Senior Notes due 2022 in July 2014 as well as the outstanding balance on our Senior Credit Facility for a portion of the quarter. We discuss our Senior Notes and senior credit facility in Note 7, Long-Term Debt, to our Consolidated Financial Statements.

Gain (Loss) on Derivatives, net included a loss of approximately $0.3 million for the second quarter of 2015 as compared to a loss of $0.3 million for the same period in 2014. The loss recorded for the second quarter of 2015 included cash receipts for commodity and interest rate derivatives of $13.9 million while the loss incurred in the second quarter of 2014 included cash payments of approximately $1.5 million for commodity and interest rate derivatives. Changes were attributable to the volatility of oil, NGL and natural gas commodity prices along with changes in our portfolio of outstanding derivatives. Losses from derivative activities generally reflect higher oil, NGL and natural gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil, NGL and gas production volumes given the highly volatile oil, NGL and gas commodities market.

We believe oil, NGL and natural gas prices will remain volatile and could decline further. Although we have entered into derivative contracts covering a portion of our production volumes for the remainder of 2015 and 2016, a sustained lower price environment would result in lower prices for unprotected volumes and reduce the prices that we can enter into derivative contracts for additional volumes in the future.

Income Tax (Expense) Benefit was approximately $0.5 million of benefit for the second quarter of 2015, as compared to a $5.7 million of expense for the same period in 2014. Our effective tax rate during the three months ended June 30, 2015, was approximately 0.3%, as compared to 42.5% during the comparable period in 2014. Our effective tax rate in the second quarter of 2015 was different than the statutory rate of 35% due to the recording of a valuation allowance. As of June 30, 2015, we had a significant level of future tax benefits, some of which are not expected to be fully utilized, therefore limiting our ability to recognize further tax benefits.

Net Income (Loss) Attributable to Rex Energy for the second quarter of 2015 was approximately $152.8 million of loss, as compared $8.1 million of income for the comparable period in 2014 as a result of the factors discussed above.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

Oil, NGL and gas revenue, including the effects of cash settled derivatives, for the six-month periods ended June 30, 2015 and 2014 is summarized in the following table:

	For Six Months Ended June 30,
($ in Thousands, except total Mcfe production and price per Mcfe)	2015	2014	Change	%
Oil and Gas Revenue:
Oil and condensate sales revenue	$27,597	$47,861	$(20,264)	(42.3)%
Oil derivatives realized(a)	$6,113	$(1,427)	$7,540	(528.4)%
Total oil and condensate revenue and derivatives realized	$33,710	$46,434	$(12,724)	(27.4)%
Gas sales revenue	$49,373	$72,498	$(23,125)	(31.9)%
Gas derivatives realized(a)	$14,339	$(4,342)	$18,681	(430.2)%
Total gas revenue and derivatives realized	$63,712	$68,156	$(4,444)	(6.5)%
C3+ NGL revenue	$19,803	$33,759	$(13,956)	(41.3)%
C3+ NGL derivatives realized(a)	$3,539	$(1,443)	$4,982	(345.3)%
Total C3+ NGL revenue	$23,342	$32,316	$(8,974)	(27.8)%
Ethane revenue	$3,099	$84	$3,015	3,589.3%
Ethane derivatives realized(a)	$126	$—	$126	(—)%
Total Ethane revenue	$3,225	$84	$3,141	3,739.3%
Consolidated sales	$99,872	$154,202	$(54,330)	(35.2)%
Consolidated derivatives realized(a)	$24,117	$(7,212)	$31,329	(434.4)%
Total oil, NGL and gas revenue and derivatives realized	$123,989	$146,990	$(23,001)	(15.6)%
Total Mcfe Production	36,479,016	22,716,640	13,762,376	60.6%
Average Realized Price per Mcfe	$3.40	$6.47	$(3.07)	(47.4)%
(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for oil, NGLs and natural gas during the first half of 2015, after the effect of derivative activities, was $3.40 per Mcfe, a decrease of 47.4%, or $3.07 per Mcfe, from the same period in 2014. This decrease was primarily due to a decrease in commodity prices during the period, partially offset by positive cash settlements on derivatives. The average price for natural gas, after the effect of derivative activities, decreased 36.8%, or $1.58 per Mcf, to $2.72 per Mcf. The average price for oil and condensate, after the effect of derivative activities, decreased 41.4%, or $38.28 per barrel, to $54.17 per barrel. The average price for C3+ NGLs, after the effect of derivative activities, decreased 57.5%, or $29.48 per barrel, to $21.75 per barrel. During the second quarter of 2014, we commenced sales of ethane, which had previously been separated from our NGL stream and primarily burned as fuel with small amounts blended with our C3+ NGL sales. The average price for ethane, including the effect of derivatives, during the six months ended June 30, 2015 was approximately $6.72 per barrel as compared to $6.00 per barrel for the same period in 2014. Our derivative activities effectively increased net realized prices by $0.66 per Mcfe in the first half of 2015 and effectively decreased net realized prices by $0.32 per Mcfe in the first half of 2014.

Our realized sales price for natural gas differed from the average Henry Hub NYMEX pricing by approximately $0.67 per Mcf during the first six months of 2015 primarily due to basis differentials in the northeastern United States, which were partially offset by sales on the Texas Eastern pipeline, receiving M3 pricing, a New York area index. We have been able to lessen the impact of basis differentials to an extent by utilizing basis swaps in our derivatives program. We have basis swaps in place for 5,210 MMcf at an average differential to Henry Hub NYMEX of $0.81 per Mcf for the remainder of 2015 in addition to basis swaps for 12,500 MMcf at an average differential to Henry Hub NYMEX of $0.90 for 2016. During the first half of 2015, we received cash settlements of approximately $1.7 million related to our basis swaps. In addition, we have been targeting sales points outside of the northeastern United States and have executed capacity agreements to transport natural gas volumes to the Midwest and the Gulf Coast.

Production volumes in the first half of 2015 increased 60.6% from the first half of 2014 primarily due to success of our Marcellus and Utica Shale horizontal drilling activities in the Appalachian Basin, where production increased approximately 68.4%, or 13.9 Bcfe. Natural gas production increased approximately 48.0%, oil and condensate production increased approximately 23.9%, NGL production increased approximately 70.1% and our ethane production increased by 3,338.5%. Our production continues to be positively impacted by strong drilling results in the Appalachian Basin. During June 2014, we commenced incremental ethane recovery, which had previously been blended with our natural gas sales.

Overall, our production for the first six months of 2015 averaged 201,542 Mcfe per day, of which 64.2% was attributable to natural gas, 10.2% to oil and condensate, 17.7% to C3+ NGLs and 7.9% was a result of ethane production.

Statements of Operations for the six-month periods ended June 30, 2015 and 2014 are as follows:

	For the Six Months Ended June 30,
($ in Thousands)	2015	2014	Change	%
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$99,872	$154,202	$(54,330)	(35.2)%
Other Revenue	22	74	(52)	(70.3)%
TOTAL OPERATING REVENUE	99,894	154,276	(54,382)	(35.2)%
OPERATING EXPENSES
Production and Lease Operating Expense	59,694	41,666	18,028	43.3%
General and Administrative Expense	18,131	17,891	240	1.3%
(Gain) Loss on Disposal of Asset	(235)	294	(529)	(179.9)%
Impairment Expense	124,867	41	124,826	N/M
Exploration Expense	1,435	3,427	(1,992)	(58.1)%
Depreciation, Depletion, Amortization and Accretion	55,664	40,079	15,585	38.9%
Other Operating Expense	5,121	27	5,094	N/M
TOTAL OPERATING EXPENSES	264,677	103,425	161,252	155.9%
INCOME (LOSS) FROM OPERATIONS	(164,783)	50,851	(215,634)	(424.1)%
OTHER EXPENSE
Interest Expense	(24,211)	(14,290)	(9,921)	69.4%
Gain (Loss) on Derivatives, Net	16,838	(10,001)	26,839	(268.4)%
Other Income	99	17	82	482.4%
Loss on Equity Method Investments	(411)	(408)	(3)	0.7%
TOTAL OTHER EXPENSE	(7,685)	(24,682)	16,997	(68.9)%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(172,468)	26,169	(198,637)	(759.1)%
Income Tax (Expense) Benefit	616	(9,770)	10,386	(106.3)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	(171,852)	16,399	(188,251)	(1,147.9)%
Income From Discontinued Operations, Net of Income Taxes	3,532	2,993	539	18.0%
NET INCOME (LOSS)	(168,320)	19,392	(187,712)	(968.0)%
Net Income Attributable to Noncontrolling Interests	2,246	2,446	(200)	(8.2)%
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(170,566)	$16,946	$(187,512)	(1,106.5)%

Production and Lease Operating Expense increased approximately $18.0 million, or 43.3%, in the first half of 2015 from the same period in 2014. We experienced Production and Lease Operating Expense increases that are commensurate with the increase in producing wells in the Appalachian Basin and related production as they relate to variable type costs such as transportation, marketing, processing and gathering. For the six months ended June 30, 2015, transportation, capacity and processing fees accounted for approximately 66.0% of our total Production and Lease Operating Expense as compared to 49.1% in the first half of 2014. During the second quarter of 2015, approximately $1.6 million of our Production and Lease Operating Expense was related to unutilized transportation, capacity and processing commitments, of which the majority is related to unproved properties that we acquired in 2014. As we continue to develop our core areas of operation we expect that fees incurred from unutilized commitments will decrease. These types of agreements typically have a term of several years and we expect fees associated with these agreements to continue to comprise a significant portion of our Production and Lease Operating Expense. On a per unit of production basis, our lifting costs decreased to $1.64 per Mcfe in the six months ended June 30, 2015 from $1.83 per Mcfe in the same period in 2014.

G&A Expense for the six months ended June 30, 2015 increased approximately $0.2 million, or 1.3%, to $18.1 million from the same period in 2014. During the first quarter of 2015, the board of directors approved a waiver on certain performance factors for restricted stock that vested in March 2015. These waivers resulted in additional expense related to our restricted stock awards of approximately $2.5 million. Partially offsetting this increase in expense were several cost control measures taken during the first six months of 2015, including reductions in head count, a decrease in travel expenditures, less usage of third-party consultants and pricing concessions received from suppliers and service providers.

Impairment Expense for the six months ended June 30, 2015 increased approximately $124.8 million from a negligible amount for the same period in 2014. We evaluate impairment of our properties when events occur that indicates that the carrying value of these properties may not be recoverable. The expense incurred during the first six months of 2015 included proved properties in our non-operated dry gas regions of Clearfield County, Pennsylvania and Westmoreland County, Pennsylvania for approximately $73.4 million. In addition to the proved properties, we also incurred approximately $31.8 million in impairment related to unproved properties, the majority of which are also found in our non-operated dry gas regions of Clearfield and Westmoreland Counties, Pennsylvania, and $17.5 million related to our equity method investment in RW Gathering. The remaining impairment charges are related to acreage expirations and pipelines in non-core areas. The impairments were identified through an analysis of market conditions and future development plans related to these properties that were in existence as of June 30, 2015, which indicated that the carrying value of the assets was not recoverable. The analysis included an evaluation of estimated future cash flows with consideration given to market prices for similar assets.

Exploration Expense for the six months ended June 30, 2015 was approximately $1.4 million, as compared to $3.4 million for same period in 2014. Approximately $0.6 million of the expense incurred in 2015 was due to geological and geophysical type expenditures and $0.5 million was due to delay rentals in the Appalachian Basin. Approximately $2.4 million of the expense incurred in 2014 was due to geological and geophysical type expenditures. An additional $0.8 million of expense was incurred through the payment of delay rentals, predominately in the Appalachian Basin. In conjunction with the decrease in commodity prices, we have decreased our levels of spending with regards to geological and geophysical activities.

DD&A Expense for the six months ended June 30, 2015 increased approximately $15.6 million, or 38.9%, from $40.1 million for the same period in 2014. Contributing to the increase in DD&A expense were lower reserves, which were triggered by the ongoing lower commodity pricing environment, and increased production when compared to the same period in 2014.

Other Operating Expense for the six months ended June 30, 2015 increased approximately $5.1 million from a negligible amount for the same period in 2014. The period-over-period increase in Other Operating Expense is due to fees incurred associated with the early termination of two drilling rig contacts during the first quarter of 2015 in response to depressed commodity prices. Both drilling rigs were operated within our Appalachian Basin region. We currently have one drilling rig that remains active in the area.

Interest Expense for the six months ended June 30, 2015 was approximately $24.2 million as compared to $14.3 million for the same period in 2014. The increase in interest expense is primarily due to the issuance of $325.0 million in Senior Notes due 2022 in July 2014 as well as the outstanding balance on our Senior Credit Facility for a portion of the quarter. We discuss our Senior Notes and senior credit facility in Note 7, Long-Term Debt, to our Consolidated Financial Statements.

Gain (Loss) on Derivatives, net included a gain of approximately $16.8 million for the first half of 2015 as compared to a loss of $10.1 million for the same period in 2014. The loss recorded for the second quarter of 2015 included cash receipts for commodity and interest rate derivatives of $25.0 million while the loss incurred in the second quarter of 2014 included cash payments of approximately $6.3 million related to commodity and interest rate derivatives. Changes were attributable to the volatility of oil, NGL and natural gas commodity prices along with changes in our portfolio of outstanding derivatives. Losses from derivative activities generally reflect higher oil, NGL and natural gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil, NGL and gas production volumes given the highly volatile oil, NGL and gas commodities market.

We believe oil, NGL and natural gas prices will remain volatile and could decline further. Although we have entered into derivative contracts covering a portion of our production volumes for the remainder of 2015 and 2016, a sustained lower price environment would result in lower prices for unprotected volumes and reduce the prices that we can enter into derivative contracts for additional volumes in the future.

Income Tax (Expense) Benefit was approximately $0.6 million of benefit for the six months ended June 30, 2015, as compared to a $9.8 million of expense for the same period in 2014. Our effective tax rate during the six months ended June 30, 2015, was approximately 0.4%, as compared to 41.2% during the comparable period in 2014. Our effective tax rate in the second quarter of 2015 was different than the statutory rate of 35% due to the recording of a valuation allowance. As of June 30, 2015, we had a significant level of future tax benefits, some of which are not expected to be fully utilized, therefore limiting our ability to recognize further tax benefits.

Net Income (Loss) Attributable to Rex Energy for the first half of 2015 was approximately $170.6 million of loss, as compared $16.9 million of income for the comparable period in 2014 as a result of the factors discussed above.

	Other Performance Measurements
	For Three Months Ended June 30,		For Six Months Ended June 30,
	2015	2014	2015	2014
EBITDAX from Continuing Operations ($ in Thousands) (a)	$22,428	$42,692	$51,753	$91,093
LOE per Mcfe	$1.63	$1.85	$1.64	$1.83
G&A per Mcfe	$0.45	$0.71	$0.50	$0.79
(a)	EBITDAX is a non-GAAP measure. See “Non-GAAP Financial Measures” for our reconciliation of EBITDAX to net income.

EBITDAX (Non-GAAP)

EBITDAX (Non-GAAP) from continuing operations decreased approximately $20.3 million to $22.4 million for the three-month period ended June 30, 2015, as compared to the same period in 2014. EBITDAX from continuing operations decreased approximately $39.3 million to $51.8 million for the six-month period ended June 30, 2015, as compared to the same period in 2014.  The decrease in EBITDAX can be primarily attributed to decreased average sales prices for oil, natural gas and NGLs, resulting in decreased operating revenues as well as increases in operating expenses. These decreases to EBITDAX were partially offset by increases in production. See “Non-GAAP Financial Measures” for our reconciliation of EBITDAX to net income.

LOE per Mcfe

LOE per Mcfe measures the average cost of extracting oil, NGLs and natural gas from our basin reserves during the period. This measurement is also commonly referred to in the industry as our “lifting cost”. It represents the average cost of extracting one Mcf of natural gas equivalent from our oil, NGL and natural gas reserves in the ground. LOE per Mcfe decreased to $1.63 for the three months ended June 30, 2015 as compared to $1.85 for the same period in 2014. LOE per Mcfe decreased to $1.64 for the six months ended June 30, 2015 as compared to $1.83 for the same period in 2014. Our LOE is largely comprised of variable type costs such as transportation, marketing, processing and gathering. For the second quarter of 2015, transportation, capacity and processing fees accounted for approximately 67.1% of our total Production and Lease Operating Expense as compared to 51.2% in the second quarter of 2014. These agreements typically have a term of several years, and we expect them to continue to comprise a significant portion of our Production and Lease Operating Expense. Various agreements that we have entered include firm capacity rights, for which we may incur a fee for unused capacity. The decrease in our LOE per Mcfe when comparing the three and six months ended June 30, 2015 to the comparable periods in 2014, is primarily due to our increased production in the Appalachian Basin combined with our relatively consistent levels of fixed expenses. As we continue to grow our operations, particularly those in the Appalachian Basin, which have lower operating costs, we expect our lifting cost to decrease as we gain additional efficiencies of scale and utilize all of our firm capacity and transportation commitments.

G&A Expenses per Mcfe

Our G&A expenses include fees for well operating services, marketing, non-field level employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our G&A expenses in relation to our production because these expenses have a direct impact on our profitability. G&A expenses per Mcfe decreased to approximately $0.45 for the three-month period ended June 30, 2015, as compared to $0.71 for the same period in 2014. G&A expenses per Mcfe decreased to approximately $0.50 for the six-month period ended June 30, 2015, as compared to $0.79 for the same period in 2014. The year-over-year decrease is predominately due to cost control measures implemented during first quarter 2015 in response to our decreased capital plan related to commodity price declines combined with our increase in production.

Capital Resources and Liquidity

Our primary needs for cash are for the exploration, development and acquisition of oil and gas properties. During the six months ended June 30, 2015, we spent $130.2 million of capital on asset acquisitions, drilling projects, facilities and related equipment and acquisitions of unproved acreage, net of the proceeds we received from the closing of the ArcLight joint venture. We funded our capital program with the proceeds from an offering of Senior Notes due 2022 and preferred stock, net cash flows from operations, proceeds from our Senior Credit Facility and with funds we received from the closing of the ArcLight joint venture. The remainder of our 2015 capital budget is expected to be funded primarily by cash on hand, cash flow from operations, future asset sales, and borrowings under our Senior Credit Facility, of which approximately $250.0 million was available at June 30, 2015.. We currently believe we have sufficient liquidity and cash flow to meet our obligations for the next twelve months; however, further significant decreases in commodity prices, particularly natural gas, or reductions in production or reserves could adversely affect our ability to fund capital expenditures and meet our financial obligations. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may also elect to issue additional shares of stock, subordinated notes or other securities or sell non-core assets to fund capital expenditures, acquisitions, extend maturities or to repay debt.

Our ability to fund our capital expenditure program is dependent upon the level of commodity prices and the success of our exploration programs in replacing our existing oil, NGL and natural gas reserves. If commodity prices decrease further, our operating cash flows may decrease and the banks may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program. The effects of commodity prices on cash flows can be mitigated through the use of commodity derivatives. If we are unable to replace our oil, NGL and natural gas reserves through our acquisitions, development and exploration programs, we may also suffer a reduction in our operating cash flows and access to funds under the Senior Credit Facility. Under extreme circumstances, commodity price reductions or exploration drilling failures could allow the banks to seek to foreclose on our oil and gas properties, thereby threatening our financial viability.

Our cash flows from operations are driven by commodity prices and production volumes. Prices for oil, NGLs and gas are driven by, among other things, seasonal influences of weather, national and international economic and political environments and, increasingly, from national and global supply and demand for hydrocarbons. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices could decrease our exploration and development expenditures. Historically, cash flows from operations, borrowings from our Senior Credit Facility and net proceeds from debt and equity offerings have been primarily used to fund exploration and development of our oil and gas interests. As of June 30, 2015, we had approximately $93.0 million in borrowings outstanding under our Senior Credit Facility and had approximately $250.0 million available to us with approximately $6.1 million of cash on hand. As of June 30, 2015, we were in compliance with all required debt covenants under our revolving credit facility and the indentures governing our senior notes.

We are not restricted as to our borrowings under the Senior Credit Facility; however we are subject to the minimum financial requirements detailed in Note 7, Long-Term Debt, to our Consolidated Financial Statements.

Future Liquidity Considerations

In connection with certain marketing, transportation and processing agreements that we have entered into, we may be obligated to pay minimum fees in connection with these agreements of $166.4 million over the next five years, depending on our levels of production. Also in connection with certain of these agreements, we concurrently entered into a guaranty whereby we have guaranteed the payment of obligations under the specified agreements up to a maximum of $429.6 million over the life of the agreements.

Financial Condition and Cash Flows for the Six Months Ended June 30, 2015 and 2014

The following table summarizes our sources and uses of funds for the periods noted:

	Six Months Ended June 30,
($ in Thousands)	2015	2014
Cash flows provided by operations	$19,806	$86,571
Cash flows used in investing activities	(125,572)	(225,431)
Cash flows provided by financing activities	94,132	142,911
Net increase (decrease) in cash and cash equivalents	$(11,634)	$4,051

Net cash provided by operating activities decreased by approximately $66.8 million in the first six months of 2015, to $19.8 million, over the same period in 2014. This was primarily due to a reduction in oil, natural gas and NGL prices, increased lease operating expenses and payments related to our early termination of two drilling rig contracts. These decreases in cash flow were partially offset by increases in production in our Appalachian Basin operations.

Net cash used in investing activities decreased by approximately $99.9 million from the first six months of 2015 to $125.6 million over the same period in 2014. This change is primarily attributed to lower activity levels related to the currently depressed commodity price environment and from our joint venture with ArcLight, which contributed approximately $16.6 million towards our drilling and completion activity in March 2015.

Net cash provided by financing activities decreased by approximately $48.8 million for the first six months of 2015 to $94.1 million from $142.9 million over the same period in 2014. During the first six months of 2015, we had net borrowings of approximately $99.8 million compared to net borrowings of $143.2 million for the first six months of 2014. Our decrease in net borrowings is primarily due to cash received of approximately $16.6 million from the ArcLight joint venture and cash on hand as of December 31, 2014 of $18.0 million. Also contributing to the decrease in cash provided by financing activities were payments of approximately $4.8 million in dividends on preferred stock.

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

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended June 30, 2015, there were no material changes to the critical accounting policies previously reported by us in our Annual Report on Form 10-K for the year ended December 31, 2014. We describe critical recently adopted and issued accounting standards in Part I, Item 1. Financial Statements—Note 5, “Recently Issued Accounting Pronouncements.”

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

The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2015	2014	2015	2014
Net Income (Loss) From Continuing Operations	$(153,373)	$7,644	$(171,852)	$16,399
Add Back Non-Recurring Costs[1]	(248)	—	4,774	—
Add Back Depletion, Depreciation, Amortization and Accretion	29,538	20,356	55,664	40,079
Add Back Non-Cash Compensation Expense	1,955	1,074	4,917	2,724
Add Back Interest Expense	12,194	7,357	24,211	14,290
Add Back Impairment Expense	117,844	16	124,867	41
Add Back Exploration Expenses	917	1,367	1,435	3,427
Add Back (Less) Loss (Gain) on Disposal of Assets	(300)	222	(235)	294
Add Back (Less) Loss (Gain) on Financial Derivatives	281	251	(16,838)	10,001
Add Back (Less) Cash Settlement of Derivatives	13,941	(1,457)	25,020	(6,333)
Add Back (Less) Income Tax Expense (Benefit)	(524)	5,660	(616)	9,770
Add Back Non-Cash Portion of Equity Method Investments	203	202	406	401
EBITDAX From Continuing Operations	$22,428	$42,692	$51,753	$91,093
Net Income From Discontinued Operations	$1,570	$1,311	$3,532	$2,993
Income Attributable to Noncontrolling Interests	(949)	(877)	(2,246)	(2,446)
Income From Discontinued Operations Attributable to Rex Energy	621	434	1,286	547
Add Back Depletion, Depreciation, Amortization and Accretion	37	871	76	1,572
Add Back Interest Expense	240	145	431	347
Add Back (Less) Loss (Gain) on Disposal of Assets	(10)	7	(42)	7
Less Non-Cash Portion of Noncontrolling Interests	(107)	(410)	(186)	(774)
Add Back Income Tax Expense	423	272	858	354
Add EBITDAX From Discontinued Operations	$1,204	$1,319	$2,423	$2,053
EBITDAX (Non-GAAP)	$23,632	$44,011	$54,176	$93,146

1 Non-Recurring costs for the six months ended June 30, 2015 are due to net fees incurred to terminate two drilling rig contracts earlier than their original term.

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

For the three and six months ended June 30, 2015, we received net settlements on oil, NGL and natural gas derivatives of approximately $13.5 million and $24.1 million, respectively, as compared to paying net settlements of approximately $2.0 million and $7.2 million for the comparable periods in 2014, respectively. These gains and losses are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations. As of June 30, 2015, we had over 70.0% and 18.0% of our annualized oil production hedged through the remainder of 2015 and 2016, respectively, over 90.0% and 55.0% of our annualized  natural gas production hedged through the remainder of 2015 and 2016, respectively, and over 45.0% and 35.0% of our annualized  NGL production hedged through the remainder of 2015 and 2016, respectively. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future drilling and completion activity or the natural decline of our oil and gas production.

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

For a summary of our current oil, NGL and natural gas derivative positions at June 30, 2015, refer to Part I, Item 1. Financial Statements—Note 8, “Fair Value of Financial and Derivative Instruments”.

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

We are exposed to various market risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decrease for a substantial period of time or decline significantly, revenues and cash flows would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil, NGLs and natural gas. Conversely, increases in the market prices for oil, NGLs and natural gas can have a favorable impact on our financial condition, results of operations and capital resources. Based on production through June 30, 2015, we project that a 10% decline in the price per barrel of oil and NGLs and the price per Mcf of gas from the first six months of the 2015 average would reduce our gross revenues, before the effects of derivatives, for the remaining six months of 2015 by approximately $10.0 million.

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

At June 30, 2015, we had the following commodity derivative contracts outstanding:

Period	Volume	Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2015 - Collars	150,000 Bbls	—	52.90	63.15	—	(217)
2015 - Three-Way Collars	300,000 Bbls	50.00	65.00	72.50	—	1,498
2016 - Collars	60,000 Bbls	—	53.75	63.81	—	(86)
2016 - Three-Way Collars	45,000 Bbls	50.00	65.00	70.00	—	73
2016 - Deferred Put Spreads	120,000 Bbls	50.00	65.00	—	—	(96)
	675,000 Bbls					$1,172
Natural Gas
2015 - Swaps	10,900,000 Mcf	$—	$—	$—	$3.41	$5,654
2015 - Swaptions	1,600,000 Mcf	—	—	—	3.54	701
2015 - Cap Swaps	3,900,000 Mcf	3.43	—	—	4.12	1,973
2015 - Three-Way Collars	2,800,000 Mcf	2.72	3.40	4.03	—	616
2015 - Put Spreads	2,600,000 Mcf	2.56	3.32	—	—	837
2015 - Calls	1,800,000 Mcf	—	—	3.98	—	(49)
2015 - Basis Swaps - Dominion South	5,210,000 Mcf	—	—	—	(0.81)	1,280
2016 - Swaps	9,600,000 Mcf	—	—	—	3.45	2,775
2016 - Swaptions	0 Mcf	—	—	—	—	(658)
2016 - Cap Swaps	3,600,000 Mcf	3.45	—	—	4.11	1,388
2016 - Collars	900,000 Mcf	—	3.20	4.04	—	174
2016 - Three-Way Collars	11,850,000 Mcf	2.58	3.35	4.08	—	1,798
2016 - Put Spreads	2,100,000 Mcf	2.25	3.00	—	—	(77)
2016 - Calls	7,320,000 Mcf	—	—	4.35	—	(629)
2016 - Basis Swaps - Dominion South	12,500,000 Mcf	—	—	—	(0.90)	1,436
2017 - Swaps	960,000 Mcf	—	—	—	3.60	254
2017 - Cap Swaps	2,100,000 Mcf	3.34	—	—	4.07	779
2017 - Three-Way Collars	6,600,000 Mcf	2.37	3.19	4.26	—	938
2017 - Calls	840,000 Mcf	—	—	4.00	—	(173)
2017 - Basis Swaps - Dominion South	4,550,000 Mcf	—	—	—	(0.83)	190
2017 - Basis Swaps - Texas Gas	14,600,000 Mcf	—	—	—	(0.13)	(352)
2018 - Swaps	960,000 Mcf	—	—	—	3.60	254
2018 - Cap Swaps	1,800,000 Mcf	3.30	—	—	4.05	659
2018 - Basis Swaps - Dominion South	6,400,000 Mcf	—	—	—	(0.83)	256
2018 - Basis Swaps - Texas Gas	14,600,000 Mcf	—	—	—	(0.13)	(352)
2019 - Basis Swaps - Dominion South	7,300,000 Mcf	—	—	—	(0.83)	288
2020 - Basis Swaps - Dominion South	7,320,000 Mcf	—	—	—	(0.83)	289
	144,710,000 Mcf					$20,249
NGLs
2015 - C3+ NGL Swaps	774,000 Bbls	$—	$—	$—	$31.92	$2,384
2015 - Ethane Swaps	205,200 Bbls	—	—	—	8.40	(46)
2016 - C3+ NGL Swaps	1,131,000 Bbls	—	—	—	32.76	661
2016 - Ethane Swaps	240,000 Bbls	—	—	—	8.82	(109)
	2,350,200 Bbls					$2,890
Refined Product (Heating Oil)
2016 - Swaps	12,000 Bbls	$—	$—	$—	$84.00	(6)
	12,000 Bbls					$(6)

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and prime rate based, as determined by our lenders, and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on our obligations. As of June 30, 2015, we had a $40.0 million notional fixed-to-variable interest rate swap to manage our interest rate exposure related to the Senior Notes in addition to $40.0 million notional fixed-to-variable interest rate swaptions outstanding. We did not have any interest rate derivatives in place as of December 31, 2014. During the three and six months ended June 30, 2015, we received cash payments of approximately $0.4 million and $0.9 million, respectively, related to our interest rate swaps. Based on our variable rate debt, including our $40.0 million notional fixed-to-variable interest rate swap, as of June 30, 2015 of approximately $133.0 million, a 1.0% change in interest rates would impact our interest expense by approximately $1.3 million.

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

Our management (with the participation of our CEO and CFO) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2015, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2015, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6.	Exhibits.

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REX ENERGY CORPORATION (Registrant)
Date: August 10, 2015	By:	/s/ Thomas C. Stabley
Thomas C. Stabley
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2015	By:	/s/ Thomas Rajan
Thomas Rajan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1*+

Membership Interest Purchase Agreement dated as of June 18, 2015 by and between Rex Energy Corporation and Sand Hills Management, LLC, as Sellers, and American Industrial Water, LLC, as Purchaser (pursuant to a request for confidential treatment, portions of this exhibit have been redacted and have been provided separately to the Securities and Exchange Commission).

2.2*

Amendment to Membership Interest Purchase Agreement dated as of July 8, 2015 by and between Rex Energy Corporation and Sand Hills Management, LLC, as Sellers, and American Industrial Water, LLC, as Purchaser (pursuant to a request for confidential treatment, portions of this exhibit have been redacted and have been provided separately to the Securities and Exchange Commission).

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

Exhibit Number	Exhibit Title
10.1-

Independent Director Agreement by and between Jack N. Aydin and Rex Energy Corporation dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 26, 2015).

10.2-

Separation Agreement and Complete Release by and between Patrick M. McKinney and Rex Operating Corp. dated August 1, 2015 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on August 4, 2015).

10.3*	Waiver to Amended and Restated Credit Agreement effective as of June 15, 2015, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* These exhibits are filed herewith.

+The exhibits and schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The company will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

-	Indicates management contract or compensation plan or arrangement.