Form 10-Q/A
period 2015-06-30
REX ENERGY CORP
filed 2015-10-09
CIK 1397516

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

EXPLANATORY NOTE

Rex Energy Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Original Report”) solely to re-file Exhibits 2.1 and 2.2 to the Original Report in response to comments from the Securities and Exchange Commission (the “SEC”) regarding confidential treatment requests submitted to the SEC with respect to Exhibits 2.1 and 2.2. Item 6 of Part II of the Original Report is hereby amended to include a revised redacted version of Exhibit 2.1 and to include an unredacted version of Exhibit 2.2.

No other changes have been made to the Original Report. This Amendment No. 1 speaks as of the filing date of the Original Report and does not reflect any events that occurred subsequent to the filing of the Original Report or modify or update those disclosures therein in any way. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report.

PART II

OTHER INFORMATION

Item 6.	Exhibits.

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Amendment No. 1 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REX ENERGY CORPORATION
(Registrant)

Date: October 9, 2015	By:	/s/ Thomas C. Stabley
Thomas C. Stabley
Chief Executive Officer
(Principal Executive Officer)

Date: October 9, 2015	By:	/s/ Thomas Rajan
Thomas Rajan
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1*+	Membership Interest Purchase Agreement dated as of June 18, 2015 by and between Rex Energy Corporation and Sand Hills Management, LLC, as Sellers, and American Industrial Water, LLC, as Purchaser (pursuant to a request for confidential treatment, portions of this exhibit have been redacted and have been provided separately to the Securities and Exchange Commission).

2.2*	Amendment to Membership Interest Purchase Agreement dated as of July 8, 2015 by and between Rex Energy Corporation and Sand Hills Management, LLC, as Sellers, and American Industrial Water, LLC, as Purchaser.

3.1	Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.2	Certificate of Amendment to Certificate of Incorporation of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on April 27, 2007).

3.3	Certificate of Designations, Preferences, Rights and Limitations of 6.00% Convertible Perpetual Preferred Stock, Series A, of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on August 18, 2014).

3.4	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on May 11, 2012).

3.5	Amendment to the Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K as filed with the SEC on August 18, 2014).

4.1	Form of Specimen Common Stock Certificate of Rex Energy Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

4.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-142430) as filed with the SEC on June 11, 2007).

4.3	Indenture dated as of December 12, 2012 among Rex Energy Corporation, the Guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 12, 2012).

4.4	Form of 8.875% Senior Notes due 2020 (included in Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 12, 2012, and incorporated herein by reference).

4.5	Registration Rights Agreement dated as of December 12, 2012 among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on December 12, 2012).

4.6	Registration Rights Agreement, dated as of April 26, 2013, among Rex Energy Corporation, the Guarantors named therein, and RBC Capital Markets, LLC, KeyBanc Capital Markets Inc., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, on behalf of the initial purchasers named therein (included in Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2013, and incorporated herein by reference).

4.7	Indenture dated as of July 17, 2014 among Rex Energy Corporation, the Guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 17, 2014).

4.8	Form of 6.250% Senior Notes due 2022 (included in Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 17, 2014, and incorporated herein by reference).

4.9	Registration Rights Agreement dated as of July 17, 2014 among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with SEC on July 17, 2014).

4.10	Deposit Agreement, dated August 18, 2014, by and among the Company, Computershare Trust Company, N.A. and Computershare Inc., together as depositary, and holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 18, 2014).

4.11	Form of Depositary Receipt Representing the Depositary Shares (included as Exhibit A to Exhibit 4.10) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 18, 2014).

10.1-	Independent Director Agreement by and between Jack N. Aydin and Rex Energy Corporation dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 26, 2015).

10.2-	Separation Agreement and Complete Release by and between Patrick M. McKinney and Rex Operating Corp. dated August 1, 2015 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on August 4, 2015).

10.3**	Waiver to Amended and Restated Credit Agreement effective as of June 15, 2015, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto.

31.1**	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2**	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Previously filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.
+	The exhibits and schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The company will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.
-	Indicates management contract or compensation plan or arrangement.