Form 10-K
period 2015-12-31
REX ENERGY CORP
filed 2016-03-15
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 was $223,365,718. This amount is based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date. Shares of common stock beneficially held by executive officers and directors of the registrant are not included in the computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

56,952,196 common shares, $.001 par value, were outstanding on March 11, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders to be held in May 2016, are incorporated by reference herein in Items 10, 11, 12, 13 and 14 of Part III of this report.

REX ENERGY CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. Factors that may cause our actual results, performance, or achievements to be materially different from those anticipated in forward-looking statements include, among others, the following:

●	economic conditions in the United States and globally;
●	domestic and global supply and demand for oil, natural gas liquids (“NGLs”) and natural gas;
●	realized prices for oil, natural gas and NGLs and volatility of those prices;
●	impairments of our natural gas and oil asset values due to declines in commodity prices;
●	conditions in the domestic and global capital and credit markets and their effect on us;
●	the outcome of our pending exchange offer and consent solicitation related to our outstanding senior notes;
●

the adequacy and availability of our capital resources, credit and liquidity, including, but not limited to, access to additional borrowing capacity and our inability to generate sufficient cash flow from operations to fund our capital expenditures and meet working capital needs;

●	new or changing government regulations, including those relating to environmental matters, permitting or other aspects of our operations;
●	the willingness and ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain oil price and production controls;
●	the geologic quality of our properties with regard to, among other things, the existence of hydrocarbons in economic quantities;
●	uncertainties inherent in the estimates of our oil, NGL and natural gas reserves;
●	our ability to increase oil, NGL and natural gas production and income through exploration and development;
●	drilling and operating risks;
●	counterparty credit risks;
●	the success of our drilling techniques in both conventional and unconventional reservoirs;
●	the success of the secondary and tertiary recovery methods we utilize or plan to employ in the future;
●	the number of potential well locations to be drilled, the cost to drill, and the time frame within which they will be drilled;
●	the ability of contractors to timely and adequately perform their drilling, construction, well stimulation, completion and production services;
●	the availability of equipment, such as drilling rigs, and infrastructure, such as transportation, pipelines, processing and midstream services;
●	the effects of adverse weather or other natural disasters on our operations;
●	competition in the oil and gas industry in general, and specifically in our areas of operations;
●	changes in our drilling plans and related budgets;
●	the success of prospect development and property acquisitions;
●	the success of our business and financial strategies, and hedging strategies;
●	uncertainties related to the legal and regulatory environment for our industry and our own legal proceedings and their outcome;

●	our ability to cure the deficiencies with respect to the continued listing standards of the NASDAQ Global Select Market; and
●	other factors discussed under “Item 1A. Risk Factors” of this report.

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

General

We are an independent oil, NGL and natural gas company operating in the Appalachian and Illinois Basins. In the Appalachian Basin, we are focused on drilling and exploration activities in the Marcellus Shale, Utica Shale and Upper Devonian (“Burkett”) Shale. In the Illinois Basin, we are focused on our developmental oil drilling on our properties. We pursue a balanced growth strategy of exploiting our sizable inventory of high potential exploration drilling prospects while actively seeking to acquire complementary oil and natural gas properties.

We are headquartered in State College, Pennsylvania, and have regional offices in Bridgeport, Illinois; Cranberry, Pennsylvania; and Carrolton, Ohio.

We were incorporated in the state of Delaware on March 8, 2007. Our common stock currently trades on the NASDAQ Global Select Market under the symbol “REXX”. The information set forth in this report is exclusive of our discontinued operations related to the DJ Basin, for which the related assets were sold in 2012 and 2013, and Water Solutions Holdings, LLC and subsidiaries (“Water Solutions”), which were sold in July 2015, unless otherwise noted, which are classified as Discontinued Operations on our Consolidated Statements of Operations and Assets Held for Sale on our Consolidated Balance Sheets.

At December 31, 2015, our estimated proved reserves had the following characteristics:

●	680.4 Bcfe;
●	59.7% natural gas, 35.6% NGLs and 4.7% crude oil and condensate;
●	95.1% proved developed; and
●	a reserve life index of approximately 9.5 years (based upon 2015 production).

At December 31, 2015, we owned an interest in approximately 1,819 oil and natural gas wells. For the quarter ended December 31, 2015, we produced an average of 195.8 net MMcfe per day, composed of approximately 62.4% natural gas, 9.5% oil and 28.1% NGLs.

In the Illinois Basin, where our production is 100% oil, we produced an average of 1,998 bopd in 2015, a decrease of 9.5% from 2014, which is primarily attributable to natural decline of our mature assets in this region. As of December 31, 2015, including both developed and undeveloped acreage, we controlled approximately 99,200 gross (79,700 net) acres in Illinois, Indiana and Kentucky that we believe are prospective for conventional and horizontal development.

In the Appalachian Basin during 2015, we averaged net production of approximately 183.8 MMcfe per day of natural gas, NGLs and condensate. As of December 31, 2015, including both developed and undeveloped acreage, we controlled approximately 319,300 gross (267,000 net) acres in Pennsylvania that we believe are prospective for Marcellus Shale exploration and 275,200 gross (250,800 net) acres in Pennsylvania that we believe are prospective for Burkett Shale exploration. In addition, as of December 31, 2015, we controlled approximately 332,000 gross (296,200 net) acres, which includes both developed and undeveloped acreage, in Pennsylvania and Ohio that we believe are prospective for Utica Shale exploration.

Our total revenue from continuing operations for the year ended December 31, 2015 was $172.0 million, which was primarily derived from the sale of oil, NGLs and natural gas.

For the year ended December 31, 2015, we drilled or participated in the drilling of 39.0 gross (26.5 net) wells. We placed into sales 36.0 gross (16.1 net) wells and ended the year with 22.0 gross (16.4 net) wells in inventory that are resting or awaiting completion.

The following table sets forth selected data concerning our continuing operations for production, estimated proved reserves and undeveloped acreage in our two operating regions for the periods indicated:

Basin/Region	2015 Average Daily Mcfe[1]	Total Proved Bcfe (as of December 31, 2015)	Percent of Total Proved Bcfe	PV-10 (as of December 31, 2015)[2] (in millions)	Total Net Undeveloped Acres (as of December 31, 2015)[3]
Illinois Basin	11,988	20.4	3.0%	$38.0	47,375
Appalachian Basin	183,834	660.0	97.0%	$262.7	195,040
Total	195,822	680.4	100.0%	$300.7	242,415

[1]	Oil and NGLs are converted at the rate of one BOE to six Mcfe.
[2]

Represents the present value, discounted at 10% per annum (PV-10), of our estimated future net cash flows of our estimated proved reserves before income tax and asset retirement obligations. PV-10 is a non-GAAP financial measure because it excludes the effects of income taxes and asset retirement obligations. The most directly comparable GAAP measure is standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows includes the effects of estimated future income tax expenses and asset retirement obligations and is calculated in accordance with Accounting Standards Topic 932. Standardized measure is based on proved reserves as of fiscal year-end calculated using the unweighted arithmetic average first-day-of-month prices for the prior 12 months. PV-10 should not be considered as an alternative to the standardized measure of discounted future net cash flows as defined under GAAP. At December 31, 2015, our standardized measure was $255.6 million. For an explanation of why we show PV-10 and a reconciliation of PV-10 to the standardized measure of discounted future net cash flows, please read “Item 6. Selected Financial Data – Non-GAAP Financial Measures.” Please also read “Risk Factors – Our estimated proved reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves.”

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

High Quality Asset Base with Liquids-Weighted Growth. In the Appalachian Basin, we are focused on developing acreage that we believe to be prospective for three producing zones, the Marcellus Shale, the Burkett Shale and the Utica Shale. In the Illinois Basin, which is 100% oil producing, we are focused on conventional drilling and recompletion projects. A substantial portion of our acreage holdings are in liquids-rich areas that we believe are prospective for oil, condensate and NGL production. As of December 31, 2015, our holdings believed to be prospective for liquids-rich production accounted for approximately 90.8% of our total net acreage.

Track Record of Production Growth. Our management and operations teams have a proven track record of performance and have consistently demonstrated our ability to acquire and develop reserves at attractive costs in the basins in which we operate. Our production has grown at a CAGR of 48.7% between the fourth quarter of 2009 and the fourth quarter of 2015. We believe we have competitive finding and development costs as compared to our industry peers.

Significant Operational Control in Our Core Areas. As a result of successfully executing our strategy of acquiring concentrated acreage positions and operating properties with a high working interest, we currently operate and manage over 88.0% of our net acreage. Our high percentage of operated properties enables us to exercise a significant level of control with respect to the timing and scope of drilling, production, operating and administrative costs, in addition to leveraging our base of technical expertise in our core operating areas.

History of Maximizing Operating Efficiencies. Our costs of operations continue to decrease year-over-year as we leverage our increasing production, pricing concessions from service providers and our expertise in the regions in which we operate. Our lease operating expense per Mcfe has decreased from $1.84 per Mcfe in 2013 to $1.78 per Mcfe in 2014 and $1.66 per Mcfe in 2015. Our general and administrative expense per Mcfe has decreased from $0.98 per Mcfe in 2013 to $0.64 per Mcfe in 2014 and $0.41 per Mcfe in 2015.

Business Strategy

Our goal is to build long-term stockholder value by growing reserves and production in a cost-effective manner. Key elements of our strategy include:

Develop Our Existing Properties. Our core leasehold consists entirely of interests in developed and undeveloped crude oil, NGL and natural gas resources located in the Appalachian and Illinois Basins. We pursue an active, technology-driven drilling program to develop and maximize the value of our existing acreage. We actively allocate capital between our two core basins in an effort to maximize value and estimated proved reserve growth based on our assessment of the relative risk of development and the economics of potential projects. Additionally, by concentrating our drilling and producing activities in our core areas, we are able to develop the regional expertise needed to interpret specific geological and operating trends and develop economies of scale in our operations. Our areas of focus include:

●	our Marcellus Shale play with approximately 319,300 gross (267,000 net) acres;
●	our Utica Shale play with approximately 332,000 gross (296,200 net) acres;
●	our Burkett Shale play with approximately 275,200 gross (250,800 net) acres;
●	our conventional drilling and recompletion projects in the Illinois Basin.

Employ Technological Expertise. We intend to utilize and expand the technological expertise that has enabled us to achieve a drilling success rate of approximately 96.0% over the last three years, to improve operations and to enhance field recoveries. We intend to continue to apply this expertise to our proved reserve base and our development projects.

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

Manage Commodity Price Exposure Through an Active Hedging Program. We actively hedge our future exposure to commodity price fluctuations by entering into oil, natural gas and NGL derivative contracts. This strategy is designed to provide us with stability in our cash flows to support our on-going capital requirements. As of December 31, 2015, we had over 45.0% of our 2015 oil production volumes hedged through 2016, over 100.0% of our 2015 natural gas production volumes hedged through 2016 and over 40.0% of our 2015 NGL production volumes hedged through 2016. Including the effects of derivatives added since December 31, 2015, we have over 70.0% of our 2015 oil production hedged through 2016, over 100.0% of our 2015 natural gas production hedged through 2016 and over 45.0% of our 2015 NGL production hedged through 2016. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future development or the natural decline of our oil and gas production.

Significant Accomplishments in 2015

We have described certain of our significant accomplishments in 2015 below.

●

Completed the divestiture of Water Solutions. In July 2015, we sold Water Solutions, an entity of which we owned a 60% interest, to American Water Works Company, Inc. for total consideration of approximately $130.0 million, inclusive of cash and debt. We received approximately $66.8 million in net proceeds, resulting in a gain of approximately $57.8 million.

●

Entered into a joint venture to develop properties in our Butler County, Pennsylvania core area. In March 2015, we entered into a joint venture agreement with an affiliate of ArcLight Capital Partners, LLC (“ArcLight”) to jointly develop 32 specifically designated wells in our Butler County, Pennsylvania operated area. We expect to receive consideration for the transaction of approximately $67.0 million, with $16.6 million received at closing. As of December 31, 2015, ArcLight had paid approximately $42.9 million for their interest in wells that have been drilled or are in the process of being drilled.

●

Achieved horizontal drilling success. In our operated areas of the Appalachian Basin we drilled 34.0 gross (23.0 net) wells and placed 33.0 gross (13.6 net) wells into service during 2015. As of December 31, 2015, we had 22.0 gross (16.4 net) wells resting or awaiting completion between our operated and non-operated areas in the Appalachian Basin.

●

Decreased lease operating expenses. We have decreased our lease operating expenses, on a per-unit of production basis, for seven consecutive years, from $4.66 per Mcfe in 2008 to $1.66 per Mcfe in 2015.

●

Realized production growth. Due to the success of our development programs in the Appalachian Basin, we increased our total production by 26.8% in 2015. Specifically, our oil production decreased 0.8%, NGL production increased 60.7% and natural gas production increased 20.5%.

●

Grew liquids-rich production. For the year ended December 31, 2015, our production related to oil and NGLs comprised approximately 37.6% of our total production as compared to the year ended December 31, 2014, where our production related to oil and NGLs comprised approximately 34.3% of our total production.

Plans for 2016

We are currently in the process of developing our 2016 capital expenditure budget, which we expect to be between $15.0 and $25.0 million. We anticipate that a significant portion of this budget will be allocated toward further development in the Appalachian Basin. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may further curtail our capital spending.

The following table summarizes our actual 2015 capital expenditures:

For the Year Ended December 31, 2015 (Actual) (in thousands)
Capital Expenditures
Illinois Basin Drilling & Completion	$14,523
Illinois Basin Other	732
Appalachian Basin Drilling & Completion	172,261
Appalachian Basin Midstream	8,127
Appalachian Basin Other	8,614
Other Corporate Expenditures	231
Total Capital Expenditures[1]	$204,488

[1]

Does not reflect acquisitions of proved and unproved oil and gas properties or capitalized interest. Capital expenditures for the acquisition of unproved properties and capitalized interest for the year ended December 31, 2015 totaled approximately $28.2 million and $7.7 million, respectively.

Production, Revenues and Price History

The following table sets forth information regarding oil and gas production and revenues from continuing operations for the last three years:

	Production and Revenue by Region For the Years Ended December 31, ($ in thousands)
	2015	2014	2013
Appalachian Region:
Revenue	$138,707	$225,511	$139,542
Oil Production (Bbls)[1]	402,867	334,944	139,947
Natural Gas Production (Mcf)	44,606,753	37,011,177	23,446,755
C3+ NGL Production (Bbls)	2,026,321	1,531,131	819,670
Ethane (Bbls)	1,319,582	551,315	—
Total Production (Mcfe)[2]	67,099,373	51,515,517	29,204,457
Oil Average Sales Price	$34.92	$74.84	$89.91
Natural Gas Average Sales Price	$1.86	$3.42	$3.71
C3+ NGL Average Sales Price	$16.18	$45.47	$48.66
Ethane Average Sales Price	$6.60	$7.83	$—
Average Production Cost per Mcfe[3]	$1.39	$1.33	$1.25
Illinois Region
Revenue	$33,244	$72,358	$74,377
Oil Production (Bbls)	729,251	806,162	774,285
Total Production (Bbls)	729,251	806,162	774,285
Oil Average Sales Price	$45.59	$89.76	$96.06
Average Production Cost per Bbl[3]	$33.63	$37.34	$31.21
Total Company[2]
Revenue	$171,951	$297,869	$213,919
Oil Production (Bbls)[1]	1,132,118	1,141,106	914,232
Natural Gas Production (Mcf)	44,606,753	37,011,177	23,446,755
C3+ NGL Production (Bbls)	2,026,321	1,531,131	819,670
Ethane Production (Bbls)	1,319,582	551,315	—
Total Production (Mcfe)[2]	71,474,879	56,352,489	33,850,167
Oil Average Sales Price	$41.79	$85.38	$95.12
Natural Gas Average Sales Price	$1.86	$3.42	$3.71
C3+ NGL Average Sales Price	$16.18	$45.47	$48.66
Ethane Average Sales Price	$6.60	$7.83	$—
Average Production Cost per Mcfe[3]	$1.65	$1.75	$1.81

[1]	Primarily consists of condensate.
[2]	Oil and NGLs are converted at the rate of one BOE to six Mcfe.
[3]	Excludes ad valorem and severance taxes.

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

Employees

As of December 31, 2015, we had 274 full-time employees, 145 of whom were field personnel. No employees are represented by a labor union or covered by any collective bargaining arrangement. We believe that our relations with our employees are good. We regularly utilize independent consultants and contractors to perform various professional services, particularly in the areas of drilling, completion, field services, oil and gas leasing and on-site production operation services.

Marketing and Customers

We market nearly all of our oil production from the properties that we operate in the Illinois Basin for both our interest and that of the other working interest owners and royalty owners. The majority of our oil is stored at well site tanks and sold to CountryMark Cooperative, LLP (“CountryMark”), a local refinery. Purchasers, including CountryMark, purchase our oil at our tank facilities and truck the oil to their refinery facilities. Our accounts receivable due from CountryMark constituted approximately 18.1% of our oil, NGL and natural gas accounts receivable at December 31, 2015. As such, we are currently significantly dependent on the creditworthiness of CountryMark. We have taken steps to monitor the creditworthiness of CountryMark, including obtaining a letter of credit corresponding to a significant portion of its projected monthly revenue.

In December 2009, we entered into a Master Crude Purchase Agreement (the “Master Crude Purchase Agreement”) with CountryMark that became effective as of January 1, 2010. Under the terms of the agreement, we agreed to sell, supply and deliver to CountryMark, and CountryMark agreed to receive and purchase from us, crude oil pursuant to purchase and sale order confirmations that we and CountryMark may enter into from time to time. Under the agreement, until we enter into a confirmation with CountryMark, neither party is under an obligation to purchase or sell any crude oil. The Master Crude Purchase Agreement provides that the term will automatically be extended for additional one-year periods unless, prior to October 1 of each year, either party gives written notice to the other. We have historically entered into confirmations for approximately one-year periods, although the terms of the confirmations have varied. In December 2015, we entered into a confirmation with CountryMark that extends purchases through November 2018. The confirmation does not obligate us to provide a specific volume of crude oil, and as of December 31, 2015, we were not committed to any delivery levels with CountryMark or any other party. In addition to the arrangements with CountryMark, we also have an offload facility at a nearby crude oil pipeline that Marathon Oil Corp. (“Marathon”) operates that has enabled us to diversify our purchasers in the Illinois Basin.

In the Appalachian Basin, our natural gas producing properties are located near existing pipeline systems and processing infrastructure. We have firm commitments for the sale of approximately 110,000 gross MMBTU per day in our Butler County, Pennsylvania operating area for our working interest and that of our working interest partners as of December 31, 2015. Additionally in Butler County, Pennsylvania, we have firm processing commitments with unaffiliated third parties for our liquids-rich gas totaling 245,000 gross MMBTU per day as of December 31, 2015, and increasing to 285,000 gross MMBTU per day by December 2016. In Ohio, we have a marketing agreement in place with BP Energy for 14,000 MMBtu per day. In addition to our marketing and processing agreements, we have several transportation agreements in the Appalachian Basin totaling commitments of approximately 231,000 gross MMBTU per day in 2016; 390,000 gross MMBTU per day in 2017; 393,000 gross MMBTU per day in 2018; 371,000 gross MMBTU per day in 2019; and 356,000 gross MMBTU per day in 2020.

In addition to our natural gas transportation and sales agreements, we also have agreements in place to transport and sell our ethane production. We began selling ethane via the ATEX and Mariner West pipelines during 2014. The initial term of the ATEX pipeline agreement expires 15 years from the date that we began to deliver ethane to the ATEX pipeline, with us retaining a unilateral right to extend the initial term for successive periods of not less than one or more than five years so long as the shippers on the ATEX pipeline continue to ship an aggregate of 50,000 barrels per day of ethane. The initial term of the Mariner West pipeline agreement expires on December 31, 2028, but the agreement will automatically extend for successive one year terms thereafter until such time as either party gives 12 months’ notice of intent to terminate. In December 2015, we executed an additional NGL supply agreement INEOS Europe AG for ethane, propane and butane on the Mariner East pipeline. The ethane sales are scheduled to commence in March 2016 and the propane and butane sales are expected to begin in the first quarter of 2017. The term of the agreement is 10 years and will extend automatically for one year terms thereafter until such time that either party provides twelve months’ notice of intent to terminate.

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

The FERC regulates interstate natural gas transportation rates and service conditions. Its regulations affect the marketing of natural gas produced by us, as well as the revenues that may be received by us for sales of such production. Since the mid-1980s, FERC has issued a series of orders, collectively, Order 636, which significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other services such pipelines previously performed. One of FERC’s purposes in issuing Order 636 was to increase competition within the natural gas industry. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines’ traditional role as wholesalers of natural gas in favor of providing only storage and transportation services, and has substantially increased competition and volatility in natural gas markets.

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

The federal Clean Air Act, and comparable state laws, regulates emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. In April 2012, the EPA issued a final rule under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAPs, programs. The rule establishes NSPS for certain wells, storage vessels, pneumatic controllers, compressors, and natural gas processing plants and revises the NESHAP for glycol dehydration units. This rule also requires all new hydraulically fractured wells and wells that are refractured to reduce emissions of Volatile Organic Compounds through “green completions.”  More recently, in August 2015, the EPA proposed a suite of regulations that would set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities. These regulations are expected to be finalized in 2016. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Clean Air Act and associated state laws and regulations.

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

Risks Related to Our Company

Oil, NGL and natural gas prices have been volatile and are currently depressed. If commodity prices remain depressed for a lengthy period of time or experience a further substantial or extended decline, our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments could be materially and adversely affected.

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

Furthermore, oil and natural gas prices continued to be volatile in 2015. For example, the WTI oil spot price in 2015 ranged from a high of $61.36 to a low of $34.55 per Bbl and Henry Hub natural gas spot prices in 2015 ranged from a high of $3.32 to a low of $1.63 per MMBtu.

Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. For example, due to the significant decrease in commodity prices over the latter half of 2014 and the duration of 2015, our capital expenditures budget for 2016 is considerably smaller than our actual capital expenditures for 2015.  The amount we will be able to borrow under our revolving credit facility is subject to periodic redetermination based in part on current oil and natural gas prices and on changing expectations of future prices.

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

As of December 31, 2015, we had approximately $787.1 million of debt outstanding, including $675.0 million related to our senior notes, $111.5 million outstanding on our revolving credit facility and $0.6 million related to other obligations. We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including under our revolving credit facility. At December 31, 2015, our $500 million revolving credit facility had a borrowing base of $350.0 million for secured borrowings, subject to periodic borrowing base redeterminations. On February 3, 2016, the borrowing base under our revolving credit facility was reduced to $200.0 million and was further reduced to $190.0 million on March 14, 2016 effective April 1, 2016. For additional information, see Note 26, Subsequent Events, to our Consolidated Financial Statements.

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

We may incur substantially more debt in the future. The indentures governing our senior notes contain restrictions on our incurrence of additional indebtedness. These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, we could incur substantial additional indebtedness in compliance with these restrictions. Moreover, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness as that term is defined in the indenture.

Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control. If our cash flow is not sufficient to service our debt, we may be required to refinance debt, sell assets or issue additional equity on terms that we may not find attractive, if it may be done at all. Further, any failure by us to comply with the financial and other restrictive covenants relating to our indebtedness could result in a default or event of default under that indebtedness, which could adversely affect our business, financial condition and results of operations.

Commodity prices have declined substantially from historic highs and may remain depressed for the foreseeable future. If commodity prices continue to remain depressed, we may be required to take additional write-downs of the carrying values of our oil and natural gas properties, some of our undeveloped locations may no longer be economically viable, the value of our estimated proved reserves could be reduced materially, we may need to sell assets or raise capital and we may not be able to pay our expenses or service our indebtedness.

During the eight years prior to December 31, 2015, natural gas prices at Henry Hub have ranged from a high of $13.31 per MMBtu in 2008 to a low of $1.63 per MMBtu in 2015. On December 31, 2015, the Henry Hub spot market price of natural gas was $2.28 per MMBtu. The reduction in prices has been caused by many factors, including increases in natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand.

In addition, oil prices have declined significantly since the second half of 2014. The price of WTI crude oil was $37.13 per barrel on December 31, 2015, which is a significant decline from $106.70 per barrel on June 30, 2014. This environment could cause the commodity prices for oil and natural gas to remain at currently depressed levels or to fall to lower levels.

There is a risk that we will be required to write down the carrying value of our oil and gas properties. We account for our natural gas and crude oil exploration and development activities using the successful efforts method of accounting. Under this method, costs of productive exploratory wells, developmental dry holes and productive wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The capitalized costs of our oil and gas properties may not exceed the estimated future net cash flows from our properties. If capitalized costs exceed future cash flows, we write down the costs of the properties to our estimate of fair market value. Any such charge will not affect our cash flow from operating activities, but will reduce our earnings.

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

During 2015, we expect to record impairment expense of $345.8 million. Additional write downs could occur if oil and gas prices continue to decline or if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our drilling results, absent other mitigating circumstances. The risk we will be required to write down the carrying value of our properties increases when oil and gas prices are low or volatile. Because our properties currently serve, and will likely continue to serve, as collateral for advances under our existing and future credit facilities, a write-down in the carrying values of our properties could require us to repay debt earlier than we would otherwise be required. This could have a material adverse effect on our results of operations for the periods in which such charges are taken.

In addition, we may be required to sell assets or raise capital by issuing additional debt (including additional priority lien debt) or equity in order pay expenses and service indebtedness. Furthermore, the value of our assets, if sold, may not be sufficient to pay our expenses or service our indebtedness. On January 20, 2016, we suspended payment of our quarterly dividend on shares of our Series A Preferred Stock.

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

The value of our proved reserves as of December 31, 2015, calculated using SEC pricing may be higher than the fair market value of our proved reserves calculated using current market prices.

Our estimated proved reserves as of December 31, 2015 and related PV-10 and Standardized Measure were calculated under SEC rules using twelve-month trailing average benchmark prices of $46.79 per barrel of oil (WTI) and $2.587 per MMBtu (Henry Hub spot). The spot prices for oil and natural gas on March 11, 2016, were $38.57 per barrel and $1.81 per MMBtu, respectively. Using more recent prices in estimating our proved reserves, without giving effect to any acquisitions or development activities we have executed in 2016, would likely result in a reduction in proved reserve volumes due to economic limits. Furthermore, any such reduction in proved reserve volumes combined with lower commodity prices would substantially reduce the PV-10 and Standardized Measure of our proved reserves.

Although we have hedged a portion of our estimated 2016 production, our hedging program may be inadequate to protect us against continuing and prolonged declines in the price of oil and natural gas.

We have over 70.0% of our annualized oil production hedged through 2016, over 100.0% of our annualized natural gas production hedged through 2016 and over 45.0% of our annualized NGL production hedged through 2016. In addition, we have basis swaps in place for 16,630 MMcf at an average differential to Henry Hub NYMEX of $0.94 per Mcf through 2016. These hedges may be inadequate to protect us from continuing and prolonged decline in the price of oil and natural gas. To the extent that the price of oil and natural gas remain at current levels or declines further, we will not be able to hedge future production at the same level as our current hedges, and our results of operations and financial condition would be negatively impacted.

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

We have entered into, and we expect to enter into in the future, oil and gas financial derivative arrangements corresponding to a significant portion of our oil and natural gas production. Many derivative instruments that we employ require us to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting our ability to realize the benefit of increases in oil and natural gas prices. We received net payments of $54.9 million related to our commodity derivative instruments for the year ended December 31, 2015.

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

Based on December 31, 2015 reserve estimates, we project that a 10% decline in the price per barrel of oil, price per barrel of NGLs and the price per Mcf of gas from average 2015 prices would reduce our gross revenues, before the effects of derivatives, for the year ending December 31, 2016 by approximately $18.3 million.

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

During 2015, we recorded impairment expense of approximately $345.8 million. Additional write downs could occur if oil and gas prices continue to decline or if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our drilling results, absent other mitigating circumstances. The risk we will be required to write down the carrying value of our properties increases when oil and gas prices are low or volatile. Because our properties currently serve, and will likely continue to serve, as collateral for advances under our existing and future credit facilities, a write-down in the carrying values of our properties could require us to repay debt earlier than we would otherwise be required. This could have a material adverse effect on our results of operations for the periods in which such charges are taken.

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

Approximately 4.9% of our total estimated proved reserves were classified as proved undeveloped as of December 31, 2015. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling. Our reserve data assumes that we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove correct. We estimate that approximately $19.0 million in capital expenditures will be required over the next five years to develop our total proved undeveloped reserves. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic, potentially resulting in impairment. In addition, delays in the development of reserves could cause us to have to reclassify our estimated proved reserves as unproved reserves. Any such write-offs of our reserves could reduce our ability to borrow money and could reduce the value of our securities.

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

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. In June 2015 the EPA published draft results of the study, concluding that hydraulic fracturing activities may adversely impact drinking water resources but finding no widespread impacts. Many observers, including the EPA’s Inspector General have criticized the results of the study. In the interim, however, the EPA has utilized existing statutory authority under the SDWA, the Clean Water Act (“CWA”), Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and the Clean Air Act (“CAA”) to investigate, order actions, and potentially pursue penalties against some oil and natural gas producers where EPA believes their activities may have impacted the air or groundwater. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards in 2016. In April, 2012, President Obama issued an executive order creating a task force to coordinate federal oversight over domestic natural gas production and hydraulic fracturing. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

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

For the year ended December 31, 2015, approximately 93.9% of our net production came from the Appalachian Basin and 6.1% came from the Illinois Basin. As of December 31, 2015, approximately 97.0% of our estimated proved reserves were located in the fields that comprise the Appalachian Basin and 3.0% of our estimated proved reserves were located in fields that comprise the Illinois Basin. If mechanical problems, weather conditions or other events were to curtail a substantial portion of the production in one or both of these regions, our cash flow would be adversely affected. If ultimate production associated with these properties is less than our estimated reserves, or changes in pricing, cost or recovery assumptions in the area results in a downward revision of any estimated reserves in these properties, our business, financial condition and results of operations could be adversely affected.

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

In the normal course of business we enter in to transportation, marketing and processing agreements to ensure future market outlets for our oil, NGLs and natural gas. These agreements commit us to future obligations to be paid regardless of volumes produced. As of December 31, 2015, we were a party to several transportation, marketing and processing agreements which commit us to approximately $179.0 million over the next five years. If we are unable to meet our volume commitments or otherwise convey our capacity rights to third parties we may incur substantial costs associated with these contracts without corresponding oil, NGL and natural gas volumes.

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

In December 2009, the EPA published its findings that emissions of greenhouse gases (“GHGs”) present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic conditions. Based on these findings, in 2010 the EPA adopted two sets of regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, including one that requires a reduction in emissions of GHGs from motor vehicles and another that requires certain construction and operating permit reviews for GHG emissions from certain large stationary sources. The stationary source final rule addresses the permitting of GHG emissions from stationary sources under the Clean Air Act Prevention of Significant Deterioration, or PSD, construction and Title V operating permit programs, pursuant to which these permit programs have been “tailored” to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. In June 2014, the United States Supreme Court, in Utility Air Regulatory Group v. Environmental Protection Agency, struck down the EPA’s “tailoring” rule but affirmed the agency’s authority to regulate GHG emissions from facilities already subject to permitting requirements on the basis of their emission of conventional pollutants. In addition, in November 2010, the EPA issued a final rule requiring companies to report certain greenhouse gas emissions from oil and natural gas facilities. On July 19, 2011, the EPA amended the oil and natural gas facility greenhouse gas reporting rule to require reporting. Under this rule, initial reports became due in September 2012. We believe that we are in substantial compliance with these reporting obligations. The EPA has indicated that it will use GHG reporting data in considering whether to initiate further rulemaking to establish GHG emissions limits. Further, in April 2012 the EPA issued final New Source Performance Standards and National Emission Standards for Air Pollutants. This rule requires all new hydraulically-fractured wells to reduce emissions of Volatile Organic Compounds through “green completions.” The rule is designed to reduce GHG emissions during well completions. More recently, in August 2015, the EPA proposed a suite of regulations that would set emission standards for methane, a GHG, for new and modified oil and gas production and natural gas processing and transmission facilities. These regulations are expected to be finalized in 2016. Also, Congress has from time to time considered legislation to reduce emissions of GHGs, and almost one-half of the states already have taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise restricts emissions of GHGs from our equipment and operations could require us to incur significant added costs to reduce emissions of GHGs or could adversely affect demand for the oil, natural gas and NGLs we produce. Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate change that could have significant physical effect, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse effect on our assets and operations.

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

Most recently, in February 2015, the Pennsylvania governor proposed the Pennsylvania Education Reinvestment Act, a new severance tax targeting proceeds from production of unconventional natural gas wells within the Commonwealth of Pennsylvania. The proposal includes a 5% tax on the value of the gas at the wellhead plus a 4.7 cents per thousand cubic feet of volume severed. Additionally, no portion of the tax imposed in this legislation would be allowed to be deducted from royalty payments. The Governor’s office has stated that this proposal would replace the existing impact fee. There is no assurance as to the final form of the proposal, or whether the proposal will be adopted. Changes to the current impact fee, or the imposition of a new severance tax, could negatively affect our future cash flows and financial condition.

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

We derive a significant amount of our revenue from sales to a relatively small number of purchasers. Approximately 95.5% of our commodity sales from continuing operations for the year ended December 31, 2015 were due from five customers, with the largest single customer accounting for 44.2%. If we were unable to continue to sell our oil, NGLs, or natural gas to these key customers, or to offset any reduction in sales to these customers by additional sales to our other customers, it could adversely affect our financial condition and results of operations. These companies may not provide the same level of our revenue in the future for a variety of reasons, including their lack of funding, a strategic shift on their part in moving to different geographic areas in which we do not operate or our failure to meet their performance criteria. The loss of all or a significant part of this revenue would adversely affect our financial condition and results of operations.

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

We have experienced a recent ratings downgrade, and if commodity prices do not improve or worsen or if we are unable to increase our liquidity, we could experience further downgrades.

On January 8, 2016, Standard & Poor’s Ratings Services downgraded our corporate credit rating to “CCC-” from “B-”. On January 25, 2016, Moody’s downgraded our family rating to Caa3 from Caa1 and our probability of default rating to Caa3-PD from Caa1-PD. The SGL-4 speculative grade liquidity rating was affirmed and the rating outlook remained negative. The downgrades were primarily the result of the impact of rapid deterioration of the commodity price environment and our credit metrics. S&P and Moody’s each also noted the increased likelihood of the Company purchasing or exchanging debt at a steep discount to the face value.

If commodity prices do not improve or worsen or if we are unable to increase our liquidity, we could experience further downgrades. Credit rating agencies continually review their ratings for the companies and for the securities they follow. We cannot assure that one or more rating agencies would not take action to downgrade or negatively comment upon their respective ratings on the Company. A negative change in our ratings or the perception that such a change could occur may adversely affect the market price of our securities. If commodity prices do not improve or worsen or if we are unable to increase our liquidity, we could experience further downgrades.

We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain exploration, development, production, and processing activities. For example, we depend on digital technologies to interpret seismic data, manage drilling rigs, production equipment and gathering systems, conduct reservoir modeling and reserves estimation, and process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems, networks, and those of its vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of its business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. We do not maintain specialized insurance for possible liability resulting from a cyberattack on our assets that may shut down all or part of our business.

Risks Related to Our Common Stock

Our stock price could be volatile, which could cause you to lose part or all of your investment.

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other energy companies, has been and may continue to be highly volatile. During 2015, the sales price of our stock ranged from a low of $0.89 per share (on December 14, 2015) to a high of $5.74 per share (on May 13, 2015). Factors such as announcements concerning changes in prices of oil and natural gas, the success of our acquisition, exploration and development activities, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.

We are no longer eligible to use Form S-3, which could impair our ability to raise capital.

As a result of our not declaring the first quarter dividend on our Series A Preferred Stock, as of the date of this report, we are not eligible to use Form S-3. As a result, we cannot use Form S-3 to register resales of our securities until we have filed an annual report on Form 10-K including audited financial statements covering the period in which the failure to pay preferred dividends occurred. In addition, we may be limited in our ability to file shelf registration statements on SEC Form S-3 if our public float is below $75 million. As a result, we may not be eligible to use Form S-3 for primary offerings even though we otherwise would regain the ability to use the form for resale registration statements. Any limitations on our ability to use shelf registration statements may harm our ability to raise the capital we need. Under these circumstances, until we are again eligible to use Form S-3, we will be required to use a registration statement on Form S-1 to register securities with the SEC or issue such securities in a private placement, which could increase the cost of raising capital.

We may issue additional common stock in the future, which would dilute our existing stockholders.

In the future we may issue our previously authorized and unissued securities, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our certificate of incorporation to issue 100,000,000 shares of common stock and 100,000 shares of preferred stock with such designations, preferences, and rights as may be determined by our board of directors. As of March 11, 2016, there were 56,952,196 shares of our common stock issued and outstanding and 13,753 shares of our 6.0% Convertible Preferred Stock, Series A, issued and outstanding.

In the future, we may issue additional shares of our common stock or securities convertible into or exchangeable for our common stock in connection with public offerings, private placements, the hiring of personnel, acquisitions, for capital raising purposes or for other business purposes. Future issuances of our common stock, or the perception that such issuances could occur, could have a material adverse effect on the price of our common stock.

Our certificate of incorporation, bylaws, and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors and our Chairman and other executive officers, who collectively beneficially own approximately 13% of the outstanding shares of our common stock as of March 11, 2016.

Provisions in our certificate of incorporation and bylaws, as currently in effect, could have the effect of delaying or preventing a change of control of us and changes in our management. These provisions include the following:

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

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from engaging in business combinations, such as mergers or consolidations, with us.

As of March 11, 2016, our board of directors, including Lance T. Shaner, our Chairman, and our other executive officers collectively own approximately 13% of the outstanding shares of our common stock. Although this is not a majority of our outstanding common stock, these stockholders, acting together, will have the ability to exert influence over all matters requiring stockholder approval, including the election and removal of directors, any proposed merger, consolidation, or sale of all or substantially all of our assets and other corporate transactions.

The provisions in our certificate of incorporation and bylaws and under Delaware law, and the ownership of our common stock by our Chairman and other executive officers, could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock.

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

If we cannot meet the NASDAQ Global Select Market continued listing standards, our common stock may be subject to delisting.

Our common stock is currently listed on the NASDAQ Global Select Market. NASDAQ’s continued listing standards require, among other things, that the average closing price of our common stock not fall below $1.00 per share over a consecutive thirty trading day period. On February 25, 2016, we received a deficiency letter from the Listing Qualifications Department of NASDAQ of non-compliance with this listing standard.  In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we need to bring our share price back above $1.00 per share for a minimum of 10 consecutive business days within six months or NASDAQ may, at its discretion, commence suspension and delisting procedures, or require us to move our listing to the NASDAQ Capital Market in order to obtain a grace period of an additional six additional months to re-attain compliance. Our closing share price on March 11, 2016, was $1.54.

Such a delisting could negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of the date of this filing, we have no unresolved comments from the staff of the SEC.

ITEM 2.	PROPERTIES

The table below summarizes certain data for our core operating areas at December 31, 2015:

	Average Daily Production (Mcfe per day)	Total Production (MMcfe)	Percent of Total Production	Total Estimated Proved Reserves (Bcfe)	Percent of Total Estimated Proved Reserves
Appalachian Basin	183,834	67,099	93.9%	660.0	97.0%
Illinois Basin	11,988	4,376	6.1%	20.4	3.0%
Total	195,822	71,475	100.0%	680.4	100.0%

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

Appalachian Basin

As of December 31, 2015, we owned an interest in approximately 639 producing natural gas wells in the Appalachian Basin, located predominantly in Pennsylvania and Ohio. In addition to our producing wells in the basin, we own seven gross PUD drilling locations with total reserves of 33.4 Bcfe, and 29.0 gross locations with proved developed non-producing reserves totaling 103.3 Bcfe. At December 31, 2015, we had approximately 383,500 gross (319,700 net) acres in the Appalachian Basin under lease, of which 205,800 gross (195,000 net) acres were undeveloped. Of our total acreage holdings in the Appalachian Basin, we believe that approximately 275,200 gross (250,800 net) acres are prospective for three producing horizons, including the Marcellus, Utica and Burkett. Reserves at December 31, 2015 decreased 634.4 Bcfe, or 49.0%, from 2014 due primarily to the continued depressed commodity price environment.

Capital expenditures in 2015 for drilling and facility development totaled $189.0 million, which funded the drilling of 34.0 gross (23.0 net) wells. During the year, we placed into service 33.0 gross (13.6 net) wells and had an inventory of 22.0 gross (16.4 net) wells resting or awaiting completion.

Marcellus Shale

As of December 31, 2015, we had interests in approximately 319,300 gross (267,000 net) Marcellus Shale prospective acres in areas of Pennsylvania, and we continue to expand our position by strategically filling in key pieces of acreage to complete drilling units. Our total acreage holdings include approximately 286,400 gross (251,400 net) acres that we believe to be prospective for liquid-rich Marcellus production. During 2015, we drilled, or participated in the drilling of 27.0 gross (16.0 net) Marcellus Shale wells and placed into service 31.0 gross (16.2 net) Marcellus Shale wells. Our estimated proved reserves related to the Marcellus Shale as of December 31, 2015, totaled approximately 491.0 Bcfe, including three PUD locations with estimated proved reserves of 15.4 Bcfe and 15.0 proved non-producing locations with estimated proved reserves of 62.8 Bcfe.

We are a party to three joint ventures in Pennsylvania, our primary source for Marcellus production. The first joint venture, for which we serve as the operator, in our Butler County, Pennsylvania operating area is with Summit Discovery Resources II, LLC and Sumitomo Corporation (collectively “Sumitomo”). This joint venture covers an area of mutual interest in Butler, Beaver and Lawrence Counties, Pennsylvania. Our working interest in the area of mutual interest is approximately 70.0%. The second joint venture in our Westmoreland and Clearfield Counties, Pennsylvania project areas is with WPX Energy San Juan, LLC and Williams Production Appalachia, LLC (collectively “WPX”), with WPX serving as the operator. Our working interest in this area of mutual interest is approximately 40.0%. The third joint venture covers 32 specifically identified wells in our Butler County, Pennsylvania operated area between us and ArcLight. ArcLight is participating in these wells at a 35.0% working interest and does not participate in any of the acreage in the area. Upon the attainment of certain return on investment and internal rate of return thresholds, 50.0% of ArcLight’s 35.0% working interest will revert back to us.

Utica Shale

As of December 31, 2015, we had under lease approximately 332,000 gross (296,200 net) acres that we believe are prospective for the Utica Shale in Ohio and Pennsylvania. In Ohio, our holdings comprise approximately 28,500 gross (26,000 net) acres which we believe to be prospective for liquids-rich production. In Pennsylvania, we estimate that much of our acreage in Butler County is prospective for dry gas Utica Shale production as well as acreage in some other non-core areas of the state. As of December 31, 2015, we estimate Utica Shale acreage holdings in Pennsylvania of approximately 303,500 gross (270,200 net) acres. During 2015, we drilled seven gross (seven net) Utica Shale wells and placed into service four gross (four net) Utica Shale wells. Our estimated proved reserves related to the Utica Shale as of December 31, 2015, totaled approximately 123.0 Bcfe, including three PUD locations with estimated proved reserves of 12.8 Bcfe and 11.0 proved non-producing locations with estimated proved reserves of 33.4 Bcfe.

We are a party to one joint venture in Ohio related to our Utica Shale development. This joint venture, for which we serve as the operator, is with MFC Drilling, Inc. and covers an area of mutual interest in Belmont, Guernsey and Noble Counties, Ohio. Our average working interest in these areas is approximately 62.5%.

Burkett Shale

As of December 31, 2015, we had under lease approximately 275,200 gross (250,800 Net) acres prospective for the liquids-rich Upper Burkett Shale in Pennsylvania. During 2015, we did not drill any Burkett Shale wells and placed into service four gross (2.1 net) wells. Our estimated proved reserves related to the Burkett Shale as of December 31, 2015 totaled approximately 45.9 Bcfe, including one PUD location with estimated proved reserves of 5.2 Bcfe and three proved non-producing locations with estimated proved reserves of 7.1 Bcfe.

Illinois Basin

In the Illinois Basin, we own an interest in 1,180 oil wells. We have approximately 99,200 gross (79,700 net) acres owned and under lease.

Total estimated proved reserves in the Illinois Basin decreased approximately 22.0 Bcfe, or 51.9%, to approximately 20.4 Bcfe at December 31, 2015 when compared to year-end 2014, which was primarily due to the continued depressed commodity price environment. Capital expenditures in 2015 for drilling and facility improvements in the region were approximately $15.3 million, which funded the drilling of five gross (3.5 net) wells, the recompletion of five gross (five net) wells and the placement into service of eight gross (7.5 net) wells. These expenditures also covered work performed in the basin designed to optimize our secondary waterflood operations whereby we stabilized declining production.

Estimated Proved Reserves

For estimated proved reserves as of December 31, 2015, proved locations were identified, assessed and justified using the evaluation methods of performance analysis, volumetric analysis and analogy. In addition, reliable technologies were used to support a select number of undeveloped locations in the Marcellus and Utica Shale Regions. Within the Marcellus and Utica Shale Regions, we used both public and proprietary geologic data to establish continuity of the formation and its producing properties. This data included performance data, seismic data, micro-seismic analysis, open hole log information and petro-physical analysis of the log data, mud logs, log cross-sections, gas sample analysis, drill cutting samples, measurements of total organic content, thermal maturity and statistical analysis. In our development area, this data demonstrated consistent and continuous reservoir characteristics.

The following table sets forth our estimated proved reserves as defined in Rule 4.10(a) of Regulation S-X and Item 1200 of Regulation S-K. The information in this table is not intended to represent the current market value of our proved reserves nor does it give any effect to our commodity derivatives or current commodity prices.

	Net Reserves
Category	Oil (Barrels)	NGL (Barrels)	Gas (Mcf)
Proved Developed	3,995,200	30,740,100	334,159,500
Proved Developed Non-Producing	949,400	7,201,800	55,594,900
Proved Undeveloped	372,500	2,404,700	16,708,400
Total Proved	5,317,100	40,346,600	406,462,800

All of our reserves are located within the continental United States. Reserve estimates are inherently imprecise and remain subject to revisions based on production history, results of additional exploration and development, prices of oil and natural gas and other factors. Please read “Item 1A.—Risk Factors—Risks Relating to Our Company—Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves.” You should also read the notes following the table below and our Consolidated Financial Statements for the year ended December 31, 2015 in conjunction with our reserve estimates.

The following table sets forth our estimated proved reserves at the end of each of the past three years:

	2015	2014	2013
Description
Proved Developed Reserves
Oil (Bbls)	4,944,600	7,628,100	7,742,500
Natural Gas (Mcf)	389,754,400	365,673,300	212,061,400
NGLs (Bbls)	37,941,900	29,215,000	16,322,500
Proved Undeveloped Reserves
Oil (Bbls)	372,500	2,056,600	877,100
Natural Gas (Mcf)	16,708,400	473,511,800	309,221,400
NGLs (Bbls)	2,404,700	44,037,500	29,808,200
Total Estimated Proved Reserves (Mcfe)[1,2]	680,445,000	1,336,808,300	849,784,600
PV-10 Value (millions)[3]	$300.7	$1,205.2	$668.7
Standardized Measure (millions)[3]	$255.6	$1,025.4	$529.1

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

[2]	We converted crude oil and NGLs to Mcf equivalent at a ratio of one barrel to six Mcfe.
[3]

PV-10, a non-GAAP measure, represents the present value, discounted at 10% per annum of estimated future cash flows of our estimated proved reserves before income tax and asset retirement obligations. The estimated future cash flows set forth above were determined by using reserve quantities of estimated proved reserves and the periods in which they are expected to be developed and produced based on prevailing economic conditions. The estimated future production is priced based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period January through December 2015 of $46.79 per barrel of oil and $2.587 per Mcfe of natural gas. These prices are adjusted for transportation fees, quality and regional price differentials resulting in $44.45 per barrel of oil, $12.48 per barrel of NGLs and $2.401 per Mcf of natural gas. Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. For an explanation of why we show PV-10 and a reconciliation of PV-10 to the standardized measure of discounted future net cash flow, please read “Item 6. Selected Financial Data – Non-GAAP Financial Measures.” Please also read “Item 1A. Risk Factors–Risks Related to Our Company–Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves.”

Proved Undeveloped Reserves (PUDs)

As of December 31, 2015, our PUD reserves totaled 0.4 MMbbl of oil, 2.4 MMbbl of NGLs and 16.7 Bcf of natural gas, for a total of 33.4 Bcfe. All of our PUDs at year-end 2015 were associated with the Appalachian Basin. All of these projects are expected to have PUDs convert from undeveloped to developed as these projects begin production and/or production facilities are expanded or upgraded. Changes in PUDs that occurred during the year were due to:

●	conversion of approximately 24.9 Bcfe attributable to PUDs into proved developed reserves;
●	negative revisions of 700.4 Bcfe attributable to lower commodity pricing; and
●

33.4 Bcfe in PUDs due to extensions and discoveries, which are primarily related to the extension of proved acreage in areas that are believed to be prospective for the Marcellus, Utica and Burkett Shale, through our drilling activities. During 2015, we drilled 17.0 gross (15.2 net) wells that were not considered proved in addition to 22.0 gross (11.3 net) wells that were classified as PUDs as of December 31, 2014.

Costs incurred relating to the development of 22.0 gross (3.9 net) PUD locations converted to proved developed were approximately $10.5 million in 2015. Estimated future development costs relating to the development of our seven gross (5.2 net) PUDs are projected to be approximately $19.0 million in 2016.

All of our PUD drilling locations are scheduled to be drilled in 2016. Initial production from these PUD locations is expected to begin in 2016. We do not have PUD locations associated with reserves that have been booked for longer than five years. Approximately six gross (4.3 net) PUD locations were booked based on reliable technology. Reliable technologies include the use of both public and proprietary geologic data to establish continuity of the formation and its producing properties. This data includes performance data, seismic data, micro-seismic analysis, open hole log information and petro-physical analysis of the log data, mud logs, log cross-sections, gas sample analysis, drill cutting samples, measurements of total organic content, thermal maturity and statistical analysis. In cases where a producing lateral well has been drilled but not yet fracture stimulated, we use observations from drill cuttings and logs as reliable technology to confirm the resources are likely in place for extraction and to support scheduling the well for fracture stimulation in the near future.

Our estimated proved undeveloped reserves at December 31, 2015, did not include any locations that were more than one offset away from a producing well. During 2015, we drilled 35.0 gross (16.6 net) wells that were more than one offset away from a producing well. Our estimated proved undeveloped reserves did not include any locations that generated positive future net revenue but negative present value discounted at 10%.

The following table summarizes the changes in our proved undeveloped reserves for the year ended December 31, 2015:

Proved Undeveloped Reserves (Mcfe)	For the Year Ended December 31, 2015
Beginning proved undeveloped reserves	750,076,400
Sales of Reserves in Place	(24,856,000)
Undeveloped reserves converted to developed	(24,856,000)
Revisions	(700,364,600)
Extensions and discoveries	33,371,800
Ending proved undeveloped reserves	33,371,600

In our 2014 reserve report, we had 197.0 gross proved undeveloped locations scheduled for development between 2015 and 2021, of which 20.0 were scheduled for development in 2015. During 2015, 11.0 of the 197.0 PUD locations were completed and converted to proved developed producing reserves. This equated to a conversion of approximately 5.6% of our proved undeveloped locations to proved developed producing reserves. The depressed commodity price environment has significantly impacted our development plans, leading to the removal of the majority of our remaining proved undeveloped locations from the 2015 reserves report. At all times, development plans and changes thereto are based on a comprehensive analysis of what we believe to be the most relevant factors in determining such plans. While we do take into consideration NYMEX strip pricing at year end when scheduling future development, for the December 31, 2015 reserve report, we also evaluated additional factors, including but not limited to, the timing of acreage expirations, the need to hold acreage by production, lease commitments, availability and cost of capital, availability of operational resources such as drilling rigs and other services, costs of drilling and related services, infrastructure and takeaway capacity, firm capacity commitments, and overall projected returns. Based on a comprehensive evaluation of these and other relevant factors, we made decisions about initial scheduling and subsequent rescheduling of our development plans. The ultimate objective for every such evaluation and analysis is to align our development and capital expenditures plans to focus on projects that management believes will provide the greatest returns.

Anticipated capital expenditures related to proved undeveloped locations of approximately $19.0 million are significantly lower than in prior years. This reduction is largely due to the current commodity price environment and the related impact on the economic viability of our proved undeveloped locations from 2014 and prior years, as described above. We have evaluated the impact on our proved undeveloped reserves based on spot commodity prices of $32.53 per barrel of oil and $2.152 per MMbtu of gas at February 1, 2016, due to the differences between SEC pricing and spot pricing on this date. This analysis includes only the impact of the change in pricing and does not contemplate changes in development costs, operating expenses, taxes, operational efficiencies, changes in technologies and access to capital. Based on spot commodity pricing at February 1, 2016, our proved undeveloped reserves would have been approximately 9.9% less than the results obtained using the SEC-mandated beginning-of-the-month average prices for the trailing 12 months for the year ended December 31, 2015. Our number of proved undeveloped locations would have decreased from seven gross (5.2 net) locations to four gross (2.6 net) locations and projected future development costs related to the development of proved undeveloped locations would have been reduced from approximately $19.0 million to approximately $9.1 million.

The foregoing calculations of the impact of lower commodity prices were prepared assuming that all inputs and factors other than commodity prices remain constant, thereby isolating the impact of commodity prices on our PUD reserves, PUD locations and future development costs related to the development of PUDs. Price is only one variable in the estimation of our proved reserves, and other factors could have a significant impact on future reserves and the present value of future cash flows, including, but not limited to, extensions and discoveries, changes in costs, drilling results, well performance and changes in our development plans. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods and this pro forma estimate should not be construed as indicative of our development plans or future results

Reserve Estimation

The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies.  NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.  Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Richard B. Talley, Jr. and Mr. David E. Nice.  Mr. Talley has been practicing consulting petroleum engineering at NSAI since 2004.  Mr. Talley is a Licensed Professional Engineer in the State of Texas (No. 102425) and has over 16 years of practical experience in petroleum engineering, with over 11 years of experience in the estimation and evaluation of reserves.  He graduated from the University of Oklahoma in 1998 with a Bachelor of Science Degree in Mechanical Engineering and from Tulane University in 2001 with a Master of Business Administration Degree.  Mr. Nice has been practicing consulting petroleum geology at NSAI since 1998.  Mr. Nice is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 346) and has over 30 years of practical experience in petroleum geosciences, with over 17 years of experience in the estimation and evaluation of reserves.  He graduated from the University of Wyoming in 1982 with a Bachelor of Science Degree in Geology and in 1985 with a Master of Science Degree in Geology.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

All of our reserve estimates are reviewed and approved by our Chief Operating Officer. Our Chief Operating Officer holds a Bachelor of Science degree in Petroleum Engineering from Marietta University, as well as a Masters of Business Administration from the University of Denver. He has more than 30 years of experience, most recently with Noble Energy, managing their Appalachian Basin assets. In addition to his extensive working experience, our Chief Operating Officer has served as a board member for the Marcellus Shale Coalition and the West Virginia Oil and Natural Gas Association.

Acreage and Productive Wells Summary

The following table sets forth, for our continuing operations, our gross and net acreage of developed and undeveloped oil and natural gas leases and our gross and net productive oil and natural gas wells as of December 31, 2015:

	Undeveloped Acreage[1]		Developed Acreage[2]		Total Acreage		Producing Gas Wells		Producing Oil Wells
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Appalachian Basin
Pennsylvania	187,383	177,298	160,923	109,768	348,306	287,066	608	290	—	—
Ohio	18,456	17,742	16,756	14,852	35,212	32,594	31	27	—	—
Total Appalachian Basin	205,839	195,040	177,679	124,620	383,518	319,660	639	317	—	—
Illinois Basin
Illinois	8,724	4,122	17,657	16,243	26,381	20,365	—	—	950	939
Indiana	37,413	32,435	15,809	15,141	53,222	47,576	—	—	223	218
Kentucky	17,747	10,819	1,862	901	19,609	11,720	—	—	7	3
Total Illinois Basin	63,884	47,376	35,328	32,285	99,212	79,661	—	—	1,180	1,160
Total	269,723	242,416	213,007	156,905	482,730	399,321	639	317	1,180	1,160

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

The following table sets forth, for our continuing operations, the gross and net acres of undeveloped land subject to leases summarized in the preceding table that will expire during the periods indicated:

	Expiring Acreage
	Gross	Net
Year Ending December 31,
2016	133,431	124,954
2017	60,037	56,079
2018	40,796	33,526
2019	18,135	16,846
2020	13,123	6,901
Thereafter	4,201	4,110
Total	269,723	242,416

The expiring acreage set forth in the table above accounts for 60.7% our total net acreage. As of December 31, 2015, we have not assigned any estimated proved reserves to locations which are currently schedule to be drilled after lease expiration. We are continually engaged in a combination of drilling and development and discussions with mineral lessors for lease extensions, renewals, new drilling and development units and new leases to address the expiration of undeveloped acreage that occurs in the normal course of our business.

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

	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Development:
Illinois Basin	—	—	5.0	3.0	1.0	1.0
Appalachian Basin	22.0	11.3	24.0	16.2	3.0	2.7
Non-Productive	—	—	—	—	—	—
Total Developmental Wells	22.0	11.3	29.0	19.2	4.0	3.7
Exploratory:
Illinois Basin	3.0	2.5	10.0	7.0	16.0	16.0
Appalachian Basin	12.0	11.7	27.0	21.4	39.0	27.0
Non-Productive	2.0	1.0	3.0	2.0	2.0	2.0
Total Exploratory Wells	17.0	15.2	40.0	30.4	57.0	45.0
Total Wells	39.0	26.5	69.0	49.6	61.0	48.7
Success Ratio[1]	94.9%	96.2%	95.7%	96.0%	96.7%	95.9%
[1]	Success ratio is calculated by dividing the total successful wells drilled divided by the total wells drilled.

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

The information set forth in Note 23, Litigation, in the notes to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “REXX”. As of March 11, 2016, there were approximately 139 holders of record of our common stock.

The following table sets forth, for the periods indicated, the range of the daily high and low sale prices for our common stock as reported by NASDAQ.

2015	High	Low
First Quarter	$5.27	$2.47
Second Quarter	$5.74	$3.62
Third Quarter	$5.60	$1.85
Fourth Quarter	$3.34	$0.89

2014	High	Low
First Quarter	$19.70	$16.74
Second Quarter	$22.00	$16.94
Third Quarter	$17.84	$12.38
Fourth Quarter	$13.19	$4.50

The closing price of our common stock on March 11, 2016 was $1.54.

Dividends

We have not paid cash dividends on our common stock since our inception in March 2007. We do not anticipate paying any dividends on the shares of our common stock in the foreseeable future. We currently intend to retain all future earnings to finance the development of our business. In addition, the terms of our revolving credit facility and the indentures governing our senior notes generally prohibit the payment of cash dividends to holders of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	443,672	$9.64	1,144,297
Equity compensation plans not approved by stockholders	—	$—	—

Issuer Purchases of Equity Securities

We do not have a stock repurchase program for our common stock.

Performance Graph

The following graph presents a comparison of the yearly percentage change in the cumulative total return on our common stock over the period from January 1, 2011 to December 31, 2015, with the cumulative total return of the S&P 500 index and the Dow Jones U.S. Oil and Gas Exploration and Production Index over the same period. The graph assumes that $100 was invested on January 1, 2011 in our common stock at the closing market price at the beginning of this period and in each of the other two indices, and the reinvestment of all dividends, if any. This historic stock price performance is not necessarily indicative of future stock performance.

	Rex Energy	DJ U.S. E&P Index	S&P
December 31, 2010	$100	$100	$100
December 31, 2011	$108	$95	$100
December 31, 2012	$95	$99	$113
December 31, 2013	$144	$129	$147
December 31, 2014	$37	$114	$164
December 31, 2015	$8	$85	$163

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

Summary Financial Data

The following table shows selected consolidated financial data of Rex Energy Corporation. The historical consolidated financial data has been prepared for Rex Energy Corporation for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. The historical consolidated financial statements for all years presented are derived from the historical audited financial data of Rex Energy Corporation. All material intercompany balances and transactions have been eliminated. This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and related notes as of December 31, 2015 and 2014 and for each of the years ended December 31, 2015, 2014 and 2013, included elsewhere in this report. These selected combined historical financial results may not be indicative of our future financial or operating results.

The following tables include the non-GAAP financial measure of EBITDAX. For a definition of EBITDAX and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Non-GAAP Financial Measures.”

	Rex Energy Corporation Consolidated
	Year Ended December 31, ($ in Thousands, Except per Share Data)
	2015	2014	2013	2012	2011
Statement of Operations Data:
Operating Revenue:
Oil, Natural Gas and NGL Sales	$171,951	$297,869	$213,919	$134,574	$111,879
Other Revenue	42	118	200	218	209
Total Operating Revenue	171,993	297,987	214,119	134,792	112,088
Operating Expenses:
Production and Lease Operating Expense	118,999	100,282	62,150	47,638	33,116
General and Administrative Expense	29,435	36,137	30,839	22,458	23,110
(Gain) Loss on Disposal of Assets	(477)	644	1,602	50	353
Impairment Expense	345,775	132,618	32,072	20,571	14,316
Exploration Expense	3,011	9,446	11,408	4,782	2,507
Depreciation, Depletion, Amortization & Accretion	104,744	94,467	62,386	44,955	27,671
Other Operating Expense	5,595	134	592	1,136	819
Total Operating Expenses	607,082	373,728	201,049	141,590	101,892
Income (Loss) from Operations	(435,089)	(75,741)	13,070	(6,798)	10,196
Other Income (Expense):
Interest Expense	(47,806)	(36,977)	(22,676)	(6,418)	(2,514)
Gain (Loss) on Derivatives, Net	60,176	38,876	(2,908)	10,687	18,916
Other Income (Expense)	(115)	90	6,739	98,653	10
Gain (Loss) on Equity Method Investments	(411)	(813)	(763)	(3,921)	81
Total Other Income (Expense)	11,844	1,176	(19,608)	99,001	16,493
Income (Loss) from Continuing Operations Before Income Tax	(423,245)	(74,565)	(6,538)	92,203	26,689
Income Tax Benefit (Expense)	24,227	26,915	4,154	(37,282)	(8,405)
Income (Loss) from Continuing Operations	(399,018)	(47,650)	(2,384)	54,921	18,284
Income (Loss) from Discontinued Operations, Net of Income Taxes	37,985	5,000	1,811	(8,623)	(33,660)
Net Income (Loss)	(361,033)	(42,650)	(573)	46,298	(15,376)
Net Income (Loss) Attributable to Noncontrolling Interests	2,245	4,039	1,557	819	(7)
Net Income (Loss) Attributable to Rex Energy	(363,278)	(46,689)	(2,130)	45,479	(15,369)
Preferred Stock Dividends	9,660	2,335	-	-	-
Net Income (Loss) Attributable to Common Shareholders	$(372,938)	$(49,024)	$(2,130)	$45,479	$(15,369)
Earnings per Common Share
Basic - Net Income (Loss) From Continuing Operations Attributable to Rex Energy Common Shareholders	$(7.51)	$(0.94)	$(0.05)	$1.06	$0.42

Basic - Net Income (Loss) From Discontinued Operations Attributable to Rex Energy Common Shareholders	0.66	0.02	0.01	(0.18)	(0.77)
Basic - Net Income (Loss) Attributable to Rex Energy Common Shareholders	$(6.85)	$(0.92)	$(0.04)	$0.88	$(0.35)
Basic - Weighted Average Shares of Common Stock Outstanding	54,392	53,150	52,572	51,543	43,930
Diluted - Net Income (Loss) From Continuing Operations Attributable to Rex Energy Common Shareholders	$(7.51)	$(0.94)	$(0.05)	$1.06	$0.41
Diluted - Net Income (Loss) From Discontinued Operations Attributable to Rex Energy Common Shareholders	0.66	0.02	0.01	(0.18)	(0.76)
Diluted - Net Income (Loss) Attributable to Rex Energy Common Shareholders	$(6.85)	$(0.92)	$(0.04)	$0.88	$(0.35)
Diluted - Weighted Average Shares of Common Stock Outstanding	54,392	53,150	52,572	52,025	44,476

	Year Ended December 31,
	($ in Thousands)
	2015	2014	2013	2012	2011
Cash Flow Data:
Cash provided by operating activities	$30,885	$162,706	$108,316	$45,705	$64,507
Cash used in investing activities	(155,446)	(560,036)	(313,518)	(100,742)	(276,574)
Cash provided by financing activities	107,556	413,526	163,127	87,216	212,855
Balance Sheet Data:
Cash and Cash Equivalents	1,091	17,978	1,307	43,234	11,423
Property and Equipment (net of Accumulated Depreciation)	1,001,215	1,224,208	892,006	650,735	479,624
Total Assets	1,098,506	1,401,721	991,396	772,710	601,551
Current Liabilities, including current portion of long-term debt	97,808	147,831	100,013	56,501	63,505
Long-Term Liabilities	840,467	722,517	474,458	303,915	245,772
Total Liabilities	938,275	870,348	574,471	360,416	309,277
Noncontrolling Interests	—	4,241	2,042	775	275
Stockholders' Equity	160,231	531,373	416,925	412,294	292,274
Other Financial Data:
EBITDAX from Continuing Operations[1]	84,861	13,758	168,127	52,186	168,363
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

	2015	2014	2013
Production
Oil (Bbls)	1,132,118	1,141,106	914,232
Natural Gas (Mcf)	44,606,753	37,011,177	23,446,755
C3+ NGLs (Bbls)	2,026,321	1,531,131	819,670
Ethane (Bbls)	1,319,582	551,315	—
Mcf Equivalent (Mcfe)	71,474,879	56,352,489	33,850,167
Oil and Natural Gas Sales (thousands)
Oil Sales	$47,312	$97,426	$86,959
Natural Gas Sales	$83,140	$126,500	$87,078
C3+ NGL Sales	$32,789	$69,626	$39,882
Ethane Sales	$8,710	$4,317	$—
Total	$171,951	$297,869	$213,919
Average Sales Price (a)
Oil ($ per Bbl)	$41.79	$85.38	$95.12
Natural Gas ($ per Mcf)	$1.86	$3.42	$3.71
C3+ NGLs ($ per Bbl)	$16.18	$45.47	$48.66
Ethane ($ per Bbl)	$6.60	$7.83	$—
Mcf Equivalent ($ per Mcfe)	$2.41	$5.29	$6.32
Average Production Cost
Mcf Equivalent ($ per Mcfe)	$1.66	$1.78	$1.84
Estimated Proved Reserves (b)
Bcf Equivalent (Bcfe)	680.4	1,336.8	849.8
% Oil and NGL	40%	37%	39%
% Proved Producing	80%	40%	41%
PV-10 (millions)	$300.7	$1,205.2	$668.7
Standardized Measure (millions)	$255.6	$1,025.4	$529.1
(a)	Information excludes the impact of our financial derivative activities.
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

	Year Ended December 31,
	(in thousands)
	2015	2014	2013	2012	2011
Net Income (Loss) from Continuing Operations	$(399,018)	$(47,650)	$(2,384)	$54,921	$18,284
Add Back Non-Recurring Losses[1]	4,774	-	-	2,809	-
Add Back Depletion, Depreciation, Amortization and Accretion	104,744	94,467	62,386	44,955	27,671
Add Back Non-Cash Compensation Expense	6,450	5,672	5,384	3,140	1,601
Add Back Interest Expense	47,806	36,977	22,676	6,418	2,514
Add Back Impairment Expense	345,775	132,618	32,072	20,571	14,316
Add Back Exploration Expense	3,011	9,446	11,408	4,782	2,507
Add (Less) Back (Gain) Loss on Disposal of Asset[2]	(477)	644	(5,204)	(99,333)	353
Add (Less) Back (Gain) Loss on Financial Derivatives	(60,176)	(38,876)	2,908	(10,687)	(18,916)
Add Back Cash Settlement of Derivatives	55,793	7,281	7,128	16,219	6,212
Add Back Non-Cash Portion of Equity Method Investments	406	805	752	4,471	2,258
Less Non-Cash Portion of Noncontrolling Interests	-	-	-	(32)	-
Add Back (Less) Income Tax Expense (Benefit)	(24,227)	(26,915)	(4,154)	37,282	8,405
EBITDAX from Continuing Operations	$84,861	$174,469	$132,972	$85,516	$65,205
Income (Loss) from Discontinued Operations	$37,985	$5,000	$1,811	$(8,623)	$(33,660)
Net (Income) Loss Attributable to Noncontrolling Interests	(2,245)	(4,039)	(1,557)	(819)	7
Income (Loss) From Discontinued Operations Attributable to Rex Energy	35,740	961	254	(9,442)	(33,653)
Add Back Depletion, Depreciation, Amortization and Accretion	78	3,703	1,559	482	270
Add Back (Less) Non-Cash Compensation Expense (Income)	-	-	-	(31)	24
Add Back Interest Expense	487	629	106	25	1
Add Back Impairment Expense	-	67	-	19,784	13,491
Add Back Exploration Expense	-	-	97	867	33,812
Add (Less) Back (Gain) Loss on Disposal of Asset[3]	(57,808)	(55)	(924)	(2,142)	149
Less Non-Cash Portion of Noncontrolling Interests	(208)	(1,738)	(631)	(108)	(157)
Add Back (Less) Income Tax Expense (Benefit)	24,227	768	1,373	(7,222)	(15,437)
EBITDAX from Discontinued Operations	$2,516	$4,335	$1,834	$2,213	$(1,500)
EBITDAX	$87,377	$178,804	$134,806	$87,729	$63,705

1

Non-Recurring Costs for the year ended December 31, 2015 are due to net fees incurred to terminate two drilling rig contracts earlier than their original term. Non-Recurring Costs for the year ended December 31, 2012 are due to $2.8 million related to the retroactive portion of the Pennsylvania Impact Fee.

2	Includes gain on sale of Keystone Midstream Services, LLC of approximately $6.9 million and $99.4 million for the years ended December 31, 2013 and 2012, respectively.
3	Includes gain on sale of Water Solutions of approximately $57.8 million for the year ended December 31, 2015.

PV-10

The following table shows the reconciliation of PV-10 to our standardized measure of discounted future net cash flows, the most directly comparable measure calculated and presented in accordance with GAAP. PV-10 represents our estimate of the present value, discounted at 10% per annum, of estimated future cash flows of our estimated proved reserves before income tax and asset retirement obligations. Our estimated future cash flows as of December 31, 2015, 2014 and 2013, were determined by using reserve quantities of estimated proved reserves and the periods in which they are expected to be developed and produced based on the prevailing economic conditions. The estimated future production for the years ended December 31, 2015, 2014 and 2013, was priced based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period January through December, without escalation, using $44.45 per Bbl, $88.02 per Bbl and $94.28 per Bbl of oil, respectively, and $2.401 per MMBtu, $3.455 per MMBtu and $3.588 per MMBtu of natural gas, respectively, as adjusted by lease for transportation fees and regional price differentials. Unadjusted prices for oil for the years ended December 31, 2015, 2014 and 2013, were $46.79 per Bbl, $91.48 per Bbl and $93.42, respectively. Unadjusted prices for natural gas for the years ended December 31, 2015, 2014 and 2013, were $2.587 per MMBtu, $4.35 per MMBtu and $$3.67 per MMBtu, respectively. NGLs were priced at $12.48 per Bbl, $28.30 per Bbl and $26.37 per Bbl for

the years ended December 31, 2015, 2014 and 2013, respectively, as adjusted by lease for transportation fees and regional price differentials. Management believes that PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. PV-10 should not be considered to be a superior measure to the standardized measure of discounted future net cash flows as computed under GAAP.

	2015	2014	2013
Reconciliation of standardized measure to PV-10 (in millions)
PV-10	$300.7	$1,205.2	$668.7
Less: Present value of future income tax discounted at 10%	-	(139.7)	(111.1)
Less: Present value of future asset retirement obligations discounted at 10%	(45.1)	(40.1)	(28.5)
Standardized measure of discounted future net cash flows	$255.6	$1,025.4	$529.1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Our Business

We are an independent oil, NGL and natural gas company operating in the Appalachian Basin and Illinois Basin. In the Appalachian Basin, we are focused on our Marcellus Shale, Utica Shale and Burkett Shale drilling and exploration activities. In the Illinois Basin, we are focused on our developmental oil drilling on our properties. We pursue a balanced growth strategy of exploiting our sizable inventory of high potential exploration drilling prospects while actively seeking to acquire complementary oil and natural gas properties.

We are headquartered in State College, Pennsylvania, and have regional offices in Bridgeport, Illinois; Cranberry, Pennsylvania; and Carrolton, Ohio.

We believe the outlook for our business is favorable despite the continued uncertainty of oil and gas prices. Our resource base, risk management, including an active hedging program, and disciplined investment of capital provide us with an opportunity to exploit and develop our positions and maximize efficiency in our key operating areas. We continue to focus on maintaining financial flexibility while pursuing an active, technology-driven drilling program to develop and maximize the value of our existing acreage as market conditions continue to evolve.  However, a continued prolonged period of depressed commodity prices could have a significant impact on the value and volumetric quantities of our proved reserves, and may result in write-downs of the carrying values of our oil and natural gas properties and revisions to our capital budget or development program. We discuss these matters in further detail under, among other places, “—Capital Resources and Liquidity,” and “—Volatility of Oil, NGL and Natural Gas Prices” below as well as in Note 16, Impairment Expense, to our Consolidated Financial Statements

We have historically divided our operations into two principal business segments, exploration and production and field services. During the third quarter of 2015, we sold Water Solutions and its related subsidiaries, which accounted for the majority of our field services segment. We view the activities of Water Solutions as non-core to our exploration and production operations and used the proceeds from the sale to fund development within our exploration and production operations. Unless otherwise noted, information presented herein is for continuing operations.

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

In 2015, we grew our daily production by 26.8% year-over-year to 195.8 Mmcfe/day. The increase in production is primarily due to our successes in the Appalachian Basin, particularly our Marcellus Shale exploration and development in Butler County, Pennsylvania and our Utica Shale exploration and development in Ohio. We drilled 34.0 gross (23.0 net) operated wells within the Appalachian Basin, targeting primarily the Marcellus and Utica Shales, including 28.0 gross (17.0 net) operated wells in Butler County, Pennsylvania and six gross (six net) operated wells in Ohio. In the Illinois Basin, we drilled, or participated in the drilling of, five gross (3.5 net) conventional wells. During 2015, we had a drilling success rate of 96.0%, which included two dry hole exploratory wells in the Illinois Basin. Our estimated proved reserves decreased in 2015 by 49.1% from 1,336.8 Bcfe at December 31, 2014 to 680.4 Bcfe at December 31, 2015, primarily as a result of the deterioration of the commodity price environment. As of December 31, 2015, we had approximately 383,500 gross (319,700 net) acres in the Appalachian Basin, of which 299,000 gross (272,200 net) acres we believe to be prospective for the liquids-rich portion of the Marcellus and Utica Shales.

In July 2015, we sold Water Solutions, an entity of which we owned a 60% interest, to American Water Works Company, Inc. for total consideration of approximately $130.0 million, inclusive of cash and debt. We received net proceeds of approximately $66.8 million, resulting in a gain of approximately $57.8 million. We utilized the proceeds from this transaction to help fund development within our core exploration and production areas. In March 2015, we entered into a joint venture agreement with an affiliate of ArcLight to jointly develop 32 specifically designated wells in our Butler County, Pennsylvania operated area. We expect to receive consideration for the transaction of approximately $67.0 million, with $16.6 million received at closing. As of December 31, 2015, ArcLight had paid approximately $42.9 million for their interest in wells that have been drilled or are in the process of being drilled.

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

In April 2013, we issued $100.0 million aggregate principal amount of 8.875% senior notes due 2020 in a private offering at an issue price of 105% due to mature December 1, 2020.  These notes were an additional issue of our outstanding 8.875% senior notes due 2020, issued in an aggregate principal amount of $250.0 million in December 2012.  The net proceeds of this offering, after discounts and expense were approximately $102.8 million, excluding accrued interest.

Source of Our Revenue

We generate our revenue primarily from the sale of crude oil, NGLs and natural gas. Our operating revenue before the effects of financial derivatives from these operations, and their relative percentages of our total revenue, consisted of the following:

	Year Ended December 31,
	2015	% of Total	2014	% of Total	2013	% of Total
Sources of Revenue ($ in thousands)
Revenue from Oil Sales	$47,312	27.5%	$97,426	32.7%	$86,959	40.6%
Revenue from Natural Gas Sales	83,140	48.3%	126,500	42.5%	87,078	40.7%
Revenue from C3+ NGL Sales	32,789	19.1%	69,626	23.4%	39,882	18.6%
Revenue from Ethane Sales	8,710	5.1%	4,317	1.4%	—	0.0%
Other	42	0.0%	118	0.0%	200	0.1%
Total	$171,993	100.0%	$297,987	100.0%	$214,119	100.0%

We have identified the impact of generally volatile commodity prices in the last several years as an important trend that we expect to affect our business in the future. If commodity prices increase, we would expect not only an increase in revenue, but also in the competitive environment for quality drilling prospects, qualified geological and technical personnel and oil field services, including rig availability. Increasing competition in these areas would likely result in higher costs in these areas, and could result in unavailability of drilling rigs, thus affecting the profitability of our future operations. We may not be able to compete successfully in the future with larger competitors in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital. In the event of a further or extended decline in the commodity price environment, our revenues would decrease and we would anticipate that the cost of materials and services would decrease as well, although at a slower rate. Decreasing oil or natural gas prices may also make some of our prospects uneconomical to drill and some of our producing properties uneconomic to continue to operate.

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

How We Evaluate Our Operations

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include EBITDAX (a non-GAAP measure), lease operating expense per Mcf equivalent (“Mcfe”), growth in our proved reserve base, and general and administrative expense per Mcfe. The following table presents these metrics for continuing operations for each of the three years ended December 31, 2015, 2014 and 2013.

	Performance Measurements
	For the Years Ended December 31,
	2015	2014	2013
EBITDAX ($ in thousands)	$84,861	$174,469	$132,972
Lease Operating Expense per Mcfe	$1.66	$1.78	$1.84
Total Estimated Proved Reserves (Bcfe)	680.4	1,336.8	849.8
G&A per Mcfe	$0.41	$0.64	$0.98

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

The decrease in our EBITDAX from 2014 to 2015 can be primarily attributable to the continued depressed commodity price environment, which has been partially offset by increased production and lower operating costs. Historically, our EBITDAX growth has been commensurate with the growth of our Appalachian Basin operations, where we have been successful in our exploration and development of three producing horizons: the Marcellus, Utica and Burkett Shales. The majority of our holdings in the Appalachian Basin have a liquids-producing component which, when combined with low operating costs, has enabled us to consistently improve our results. In addition, our Illinois Basin properties have continued to provide stable cash flows with 100.0% oil production.

Production Cost per Mcfe

Production costs are comprised of those expenses which are directly attributable to our producing oil and gas leases, including state and county production taxes, production related insurance, the cost of materials, maintenance, electricity, chemicals, gathering, processing, fuel and the wages of our field personnel. Our production costs per Mcfe are higher than those of many of our peers primarily because of the nature of our oil properties, many of which are mature waterflood properties, and because of processing costs related to our liquids-rich production. Our production cost per Mcfe produced in 2015 was $1.66, as compared to $1.78 in 2014 and $1.84 in 2013. Because our production mix is heavily weighted toward liquids-rich production in the Appalachian Basin, we do not expect to experience large decreases in production costs per Mcfe in the future.

Growth in our Proved Reserve Base

We measure our ability to grow our estimated proved reserves over the amount of our total annual production. As we produce oil, NGLs and natural gas attributable to our estimated proved reserves, our estimated proved reserves decrease each year by that amount of production. We attempt to replace these produced estimated proved reserves each year through the addition of new estimated proved reserves through our drilling and other property improvement projects and through acquisitions. Our reserve replacement ratio for year end 2013 was approximately 923% based on total production for the year of 33.9 Bcfe and extensions, discoveries and other additions of 312.5 Bcfe. Our reserve replacement ratio for year end 2014 was approximately 972% based on total production for the year of 56.4 Bcfe, and extensions, discoveries and other additions of 547.9 Bcfe. Our reserve replacement ratio for year end 2015 was approximately 200% based on total production for the year of 71.5 Bcfe, and extensions, discoveries and other additions of 143.0 Bcfe. For 2015, our proved reserve base in the Appalachian Basin decreased by approximately 49.1% while our estimated proved reserves in the Illinois Basin decreased by 51.9%. The decrease in our estimated proved reserves is primarily due to the decrease in commodity prices during 2015.

General and Administrative Expenses per Mcfe

Our general and administrative expenses include fees for well operating services, non-field level employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our general and administrative expenses in relation to our production because these expenses have a direct impact on our profitability. In 2015, our general and administrative expenses per Mcfe produced decreased to $0.41 from $0.64 in 2014 and decreased from $0.98 in 2013.

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

For the years ended December 31, 2015, 2014 and 2013, we incurred approximately $3.0 million, $4.1 million and $3.2 million, respectively, in fees related to the natural gas impact fee. We have recorded these fees as Production and Lease Operating Expense on our Consolidated Statement of Operations.

Results of Continuing Operations

General Overview

Operating revenue decreased 42.3% in 2015 over 2014. This decrease was primarily due to lower oil, NGL and natural gas prices, which was partially offset by increased production in the Appalachian Basin. For 2015, total production increased 26.8% to 71,475 MMcfe from 56,352 MMcfe in 2014.

Operating expenses increased $233.4 million in 2015, or 62.4%, as compared to 2014. Operating expenses are primarily composed of production expenses, general and administrative expenses (“G&A”), loss on disposal of assets, exploration expenses, impairment of oil and gas properties and depreciation, depletion, amortization and accretion expenses (“DD&A”). Approximately $213.2 million of this increase is due to impairment expense, which is primarily due to the write down of proved and unproved properties in the Illinois and Appalachian Basins as a result of the sustained depressed commodity price environment. Also contributing to the increase in operating expenses were higher Production and Lease Operating Expenses, DD&A Expenses and Other Operating Expenses. The increase in Production and Lease Operating Expenses is commensurate with our increased well count and production. The increase in DD&A Expenses is attributable to increased levels of production combined with a lower level of estimated proved reserves. The increase in Other Operating Expense is primarily due to fees related to the early cancellation of two drilling rig contracts.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Oil and gas revenue for the years ended December 31, 2015 and 2014 is summarized in the following table:

	For the Year Ended December 31,
($ in Thousands, except total Mcfe production and price per Mcfe)	2015	2014	Change	%
Oil, NGL and Gas Revenue:
Oil and condensate sales revenue	$47,312	$97,426	$(50,114)	-51.4%
Oil derivatives realized (a)	$11,860	$1,085	$10,775	993.1%
Total oil and condensate revenue and derivatives realized	$59,172	$98,511	$(39,339)	-39.9%
Gas sales revenue	$83,140	$126,500	$(43,360)	-34.3%
Gas derivatives realized (a)	$32,573	$1,637	$30,936	1889.8%
Total gas revenue and derivatives realized	$115,713	$128,137	$(12,424)	-9.7%
C3+ NGL sales revenue	$32,789	$69,626	$(36,837)	-52.9%
C3+ NGL derivatives realized (a)	$10,384	$3,247	$7,137	219.8%
Total C3+ NGL revenue and derivatives realized	$43,173	$72,873	$(29,700)	-40.8%
Ethane sales revenue	$8,710	$4,317	$4,393	100.0%
Ethane derivatives realized (a)	$42	$—	$42	0.0%
Total ethane revenue and derivatives realized	$8,752	$4,317	$4,435	100.0%
Consolidated sales	$171,951	$297,869	$(125,918)	-42.3%
Consolidated derivatives realized (a)	$54,859	$5,969	$48,890	819.1%
Total oil, NGL and gas revenue and derivatives realized	$226,810	$303,838	$(77,028)	-25.4%
Total Mcfe Production	71,474,879	56,352,489	15,122,390	26.8%
Average Realized Price per Mcfe, including the effects of derivatives	$3.17	$6.53	$(3.36)	-51.4%
(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for oil, NGLs and natural gas during 2015 was $3.17 per Mcfe, a decrease of 51.4%, or $3.36 per Mcfe, from the prior year. The average realized price for oil, including the effects of derivatives, in 2015 decreased 39.5% or $34.06 per barrel, whereas the average realized price for natural gas, including the effects of derivatives, decreased 25.1%, or $0.87 per Mcf, from 2014. The average realized price for NGLs, including the effects of derivatives, in 2015 decreased 58.1%, or $21.55 per barrel, from 2014. Our derivative activities effectively increased net realized prices by $0.77 per Mcfe in 2015 and $0.11 per Mcfe in 2014.

Production volume for 2015 increased 26.8% from 2014 primarily due to the success of our Marcellus and Utica Shale horizontal drilling activities in the Appalachian Basin, where production increased approximately 30.3%, or 15.6 Bcfe. We placed into service 33.0 gross (17.6 net) wells within the Appalachian Basin, primarily targeting the Marcellus and Utica Shales, during 2015. Production in the Illinois Basin for 2015 decreased by 9.5% to 729,251 barrels as compared to the same period in 2014. The natural decline of our Illinois Basin properties was offset by increased oil production from our infill drilling and recompletion operations in the region. During 2015, we drilled five gross (3.5 net) wells and recompleted seven gross (seven net) wells in the Illinois Basin.

Overall, our production for 2015 averaged approximately 195.8 Mmcfe per day, of which 9.5% was attributable to oil, 28.1% was attributable to NGLs and 62.4% was attributable to natural gas.

Statements of Operations for the years ended December 31, 2015 and 2014 are as follows:

	For the Year Ended December 31,
($ in Thousands)	2015	2014	Change	%
Statement of Operations Data:
Operating Revenue:
Oil, Natural Gas and NGL Sales	$171,951	$297,869	$(125,918)	-42.3%
Other Revenue	42	118	(76)	-64.4%
Total Operating Revenue	171,993	297,987	(125,994)	-42.3%
Operating Expenses:
Production and Lease Operating Expense	118,999	100,282	18,717	18.7%
General and Administrative Expense	29,435	36,137	(6,702)	-18.5%
(Gain) Loss on Disposal of Assets	(477)	644	(1,121)	-174.1%
Impairment Expense	345,775	132,618	213,157	160.7%
Exploration Expense	3,011	9,446	(6,435)	-68.1%
Depreciation, Depletion, Amortization & Accretion	104,744	94,467	10,277	10.9%
Other Operating Expense	5,595	134	5,461	4075.4%
Total Operating Expenses	607,082	373,728	233,354	62.4%
Loss from Operations	(435,089)	(75,741)	(359,348)	474.4%
Other Income (Expense):
Interest Expense	(47,806)	(36,977)	(10,829)	29.3%
Gain on Derivatives, Net	60,176	38,876	21,300	54.8%
Other Income (Expense)	(115)	90	(205)	-227.8%
Loss on Equity Method Investments	(411)	(813)	402	-49.4%
Total Other Income	11,844	1,176	10,668	907.1%
Loss from Continuing Operations Before Income Tax	(423,245)	(74,565)	(348,680)	467.6%
Income Tax Benefit	24,227	26,915	(2,688)	-10.0%
Loss from Continuing Operations	(399,018)	(47,650)	(351,368)	737.4%
Income from Discontinued Operations, Net of Income Taxes	37,985	5,000	32,985	659.7%
Net Loss	(361,033)	(42,650)	(318,383)	746.5%
Net Income Attributable to Noncontrolling Interests	2,245	4,039	(1,794)	-44.4%
Net Loss Attributable to Rex Energy	(363,278)	(46,689)	(316,589)	678.1%
Preferred Stock Dividends	9,660	2,335	7,325	100.0%
Net Loss Attributable to Common Shareholders	$(372,938)	$(49,024)	$(323,914)	660.7%

Production and Lease Operating Expense increased approximately $18.7 million, or 18.7%, in 2015 from 2014. Since the first quarter of 2012, we have entered into several new transportation and marketing agreements to enhance our ability to sell our natural gas and NGLs. For the year ended December 31, 2015, these transportation and marketing agreements accounted for approximately 66.8% of our Production and Lease Operating Expense, as compared to 59.4% in 2014. These agreements typically have a term of several years, and we expect them to continue to comprise a significant portion of our Production and Lease Operating Expense. On a per unit of production basis, our lifting costs decreased to $1.66 per Mcfe during 2015 from $1.78 in 2014. The decrease in our lift cost per unit is attributable to our higher production and a decrease in the cost of field services related to the depressed commodity price environment. We expect that if commodity prices increase the cost of field services will increase as well.

General and Administrative Expense of approximately $29.4 million for 2015 decreased approximately $6.7 million, or 18.5%, from 2014. The year-over-year decrease is predominately due to several cost control measures taken including reductions in bonus compensation, reductions in head count, decrease in travel expenditures, less usage of third-party consultants and pricing concessions received from suppliers and service providers. On a per unit of production basis, our G&A expenses decreased to $0.41 per Mcfe during 2015 from $0.64 per Mcfe during 2014. We expect that our G&A expenses will continue to decrease in 2016 in light of the depressed commodity price environment.

Impairment Expense increased to $345.8 million in 2015 from $132.6 million in 2014, an increase of 160.7%. We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment (for additional information see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements). Approximately $271.3 million of the impairment incurred during 2015 was attributable to proved properties and other fixed assets, of which approximately $47.7 million was attributable to our conventional oil properties in the Illinois Basin,

$204.6 million was attributable to the unconventional assets in the Appalachian Basin and $17.5 million was attributable to our equity method investment in RW Gathering.  The remaining proved property impairment expense is related to our conventional dry gas assets and salt water disposal well in the Appalachian Basin. In addition, we also incurred approximately $74.5 million in unproved property impairments, of which approximately $59.7 million was related to leases in the Appalachian Basin and approximately $14.8 million was attributable to leases in the Illinois Basin. The impairments were identified through an analysis of market conditions and future development plans that were in existence as of December 31, 2015, related to these properties, which indicated that the carrying value of the assets was not recoverable. The analysis included an evaluation of estimated future cash flows with consideration given to market prices for similar assets. The primary reason for the decrease in the estimated future cash flows of our assets is attributable to the continued depression of current and estimated future commodity prices as of December 31, 2015. Our estimates of future cash flows attributable to our oil and gas properties could decline further if commodity prices continue to decline, which may result in our incurrence of additional impairment expense. As of December 31, 2015, we continued to carry the costs of unproved properties of approximately $263.0 million on our Consolidated Balance Sheet, which is primarily related to the Marcellus and Utica Shale in the Appalachian Basin and for which we have development, trade or lease extension plans.

To quantify the impact of continued low commodity prices or further declines in future prices, as of December 31, 2015, approximately 76% of the carrying value of our evaluated oil and natural gas properties were located in Butler County, Pennsylvania. As of December 31, 2015, estimated future cash flows for these properties exceeded net book value by over 100%, indicating that substantial further decreases in commodity prices, combined with a lack of access to capital or detrimental changes to costs or operating efficiencies, would need to occur for us to experience a write-down with respect to these properties. The remaining evaluated properties that are outside of Butler County, Pennsylvania are more sensitive to the current commodity price environment. These properties could experience additional write-downs if estimates of future commodity prices decline further. The net book value of these remaining evaluated properties total approximately $133.9 million.

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

Exploration Expense of oil, NGL and natural gas properties for 2015 decreased approximately $6.4 million from $9.4 million in 2014. Approximately $1.3 million of the expense incurred during 2015 is attributable to geological and geophysical expenditures and approximately $1.4 million is attributable to delay rental payments predominately associated with properties in the Appalachian Basin. An additional $0.1 million was due to dry hole expense for three Illinois non-operated properties located in Illinois Basin and $0.2 million was due to dry hole expense for one property in the Appalachian Basin. Approximately $5.3 million of the expense incurred during 2014 is attributable to geological and geophysical expenditures and delay rental payments predominately associated with properties in the Appalachian Basin. Approximately $4.1 million of the expense incurred during 2014 was attributable to dry hole expense. During 2014, three exploratory dry holes were drilled in the Illinois Basin, resulting in $1.1 million in dry hole expense, while six exploratory projects in the Appalachian Basin were abandoned at various stages, resulting in $3.1 million in dry hole expense.

Depletion, Depreciation, Amortization and Accretion Expense of approximately $104.7 million for 2015 increased approximately $10.3 million, or 10.9%, from 2014. Contributing to the increase in DD&A expense were lower reserves, which were triggered by the ongoing lower commodity pricing environment, and increased production when compared to the same period in 2014.

Other Operating Expense increased approximately $5.5 million from a negligible amount for the same period in 2014. The period-over-period increase in Other Operating Expense is due to fees incurred associated with the early termination of two drilling rig contacts during the first quarter of 2015. Both drilling rigs were operated within our Appalachian Basin region and were terminated due to our lower activity levels in response to the commodity price environment. We currently have one drilling rig that remains active in the area. Should the current commodity price environment continue, we may elect to terminate the contract of this rig as well in 2016.

Interest Expense for 2015 was approximately $47.8 million as compared to $37.0 million for 2014. The increase in interest expense was primarily due to the issuance of $325.0 million in Senior Notes due 2022 in July 2014 as well as the outstanding balance on our Senior Credit Facility for second half of 2015. We discuss our Senior Notes and senior credit facility later in this report, and in Note 9, Long-Term Debt, to our Consolidated Financial Statements.

Gain on Derivatives, net for 2015 was a gain of approximately $60.2 million as compared to a gain of approximately $38.9 million for 2014. The gain in 2015 included cash receipts for commodity and interest rate derivatives of $55.8 million while the gain in 2014 included cash payments of approximately $7.3 million related to commodity and interest rate derivatives. Changes were attributable to the volatility of oil, NGL and natural gas commodity prices in the marketplace along with changes in our portfolio of outstanding collars and swap derivatives. Losses from derivative activities generally reflect higher oil, NGL and gas prices in the marketplace than were in effect at the time we entered into a derivative contract, while gains would suggest the opposite. Our derivative program is designed to provide us with greater predictability of future cash flows at expected levels of oil and gas production volumes given the highly volatile oil and gas commodities market.

We believe oil, NGL and natural gas prices will remain volatile and could decline further. Although we have entered into derivative contracts covering a portion of our production volumes for 2016 and 2017, a sustained lower price environment would result in lower prices for unprotected volumes and reduce the prices that we can enter into derivative contracts for additional volumes in the future.

Income Tax Benefit for 2015 was approximately $24.2 million as compared to $26.9 million in 2014. Our effective tax rate in 2015 was approximately 5.7% as compared to 36.1% in 2014. As of December 31, 2015, we had a significant level of future tax benefits, some of which are not expected to be fully utilized, therefore limiting our ability to recognize further tax benefits.

Preferred Stock Dividends for 2015 totaled approximately $9.7 million as compared to $2.3 million in 2014. In August 2014, we completed an offering 6.0% Convertible Perpetual Preferred Stock, for which we paid a dividend of $145.00 per preferred share in November 2014. Quarterly dividends of approximately $2.4 million were paid in 2015. On January 20, 2016, we announced that we had suspended payment of our quarterly dividend on shares of our 6.0% Convertible Perpetual Preferred Stock.  We have the ability to continue to suspend dividend payments and will continue to evaluate the payment or suspension of the dividend on a quarterly basis.

Net Loss Attributable to Rex Energy Common Shareholders for 2015 was approximately $372.9 million, as compared to approximately $49.0 million for 2014 as a result of the factors discussed above.

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

Production volume for 2014 increased 66.5% from 2013 primarily due to the success of our Marcellus and Utica Shale horizontal drilling activities in the Appalachian Basin, where production increased approximately 76.4%, or 22.3 Bcfe. We placed into service 52.0 gross (38.1 net) wells within the Appalachian Basin, primarily targeting the Marcellus and Utica Shales, during 2014. Production in the Illinois Basin for 2014 increased by 4.1% to 806,162 barrels as compared to the same period in 2013. The natural decline of our Illinois Basin properties was offset by increased oil production from our infill drilling and recompletion operations in the region. During 2014, we drilled 18.0 gross (12.0 net) wells and recompleted 23.0 gross (23.0 net) wells in the Illinois Basin.

Overall, our production for 2014 averaged approximately 154.4 Mmcfe per day, of which 12.1% was attributable to oil, 22.2% was attributable to NGLs and 65.7% was attributable to natural gas.

Statements of Operations for the years ended December 31, 2014 and 2013 are as follows:

	For the Year Ended December 31,
($ in Thousands)	2014	2013	Change	%
Statement of Operations Data:
Operating Revenue:
Oil, Natural Gas and NGL Sales	$297,869	$213,919	$83,950	39.2%
Other Revenue	118	200	(82)	-41.0%
Total Operating Revenue	297,987	214,119	83,868	39.2%
Operating Expenses:
Production and Lease Operating Expense	100,282	62,150	38,132	61.4%
General and Administrative Expense	36,137	30,839	5,298	17.2%
(Gain) Loss on Disposal of Assets	644	1,602	(958)	-59.8%
Impairment Expense	132,618	32,072	100,546	313.5%
Exploration Expense	9,446	11,408	(1,962)	-17.2%
Depreciation, Depletion, Amortization & Accretion	94,467	62,386	32,081	51.4%
Other Operating Expense	134	592	(458)	-77.4%
Total Operating Expenses	373,728	201,049	172,679	85.9%
Income (Loss) from Operations	(75,741)	13,070	(88,811)	-679.5%
Other Income (Expense):
Interest Expense	(36,977)	(22,676)	(14,301)	63.1%
Gain (Loss) on Derivatives, Net	38,876	(2,908)	41,784	-1436.9%
Other Income (Expense)	90	6,739	(6,649)	-98.7%
Gain (Loss) on Equity Method Investments	(813)	(763)	(50)	6.6%
Total Other Income (Expense)	1,176	(19,608)	20,784	-106.0%
Income (Loss) from Continuing Operations Before Income Tax	(74,565)	(6,538)	(68,027)	1040.5%
Income Tax Benefit (Expense)	26,915	4,154	22,761	547.9%
Income (Loss) from Continuing Operations	(47,650)	(2,384)	(45,266)	1898.7%
Income (Loss) from Discontinued Operations, Net of Income Taxes	5,000	1,811	3,189	176.1%
Net Income (Loss)	(42,650)	(573)	(42,077)	7343.3%
Net Income (Loss) Attributable to Noncontrolling Interests	4,039	1,557	2,482	159.4%
Net Income (Loss) Attributable to Rex Energy	(46,689)	(2,130)	(44,559)	2092.0%
Preferred Stock Dividends	2,335	-	2,335	100.0%
Net Income (Loss) Attributable to Common Shareholders	$(49,024)	$(2,130)	$(46,894)	2201.6%

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

Interest Expense for 2014 was approximately $37.0 million as compared to $22.7 million for 2013. The increase in interest expense was primarily due to the issuance of our 2022 Senior Notes in July 2014. We discuss our Senior Notes and senior credit facility later in this report, and in Note 9, Long-Term Debt, to our Consolidated Financial Statements.

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

Capital Resources and Liquidity

Our primary financial resource is our base of oil, natural gas and NGL reserves. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices could decrease our exploration and development expenditures. Historically, cash flows from operations, borrowings under the revolving credit facility and net proceeds from debt and equity offerings have been used to fund exploration and development of our oil and gas interests. During 2015, we spent approximately $232.7 million of capital on drilling projects, facilities and related equipment and acquisitions of acreage, which includes the capital expenditures of Water Solutions Holdings of approximately $8.6 million. Our 2015 capital program was funded with proceeds from offerings completed in 2014 of senior notes due 2022 and preferred stock, net cash flow from operations, net proceeds from the disposition of Water Solutions Holdings of approximately $66.8 million and from borrowings under our revolving credit facility. We are in the process of establishing our 2016 plan and expect our 2016 capital budget to be between $15.0 million and $25.0 million. We expect that our 2016 capital expenditure plan will continue to be funded primarily by cash flow from operations, joint venture proceeds, non-core asset sales and borrowings under our revolving credit facility.

As of December 31, 2015, we had approximately $1.1 million of cash on hand. We expect to receive additional cash of approximately $18.5 million from ArcLight during the first quarter of 2016 related to their working interest in 12 wells in Butler County, Pennsylvania, that were drilled and completed during 2015. We will receive payment from ArcLight upon placing these wells into service. At December 31, 2015, outstanding borrowings under our revolving credit facility consisted of $111.5 million of borrowings and an additional $41.0 million of undrawn letters of credit, of which approximately $39.8 million are related to our firm transportation contracts. In conjunction with our offer to exchange senior unsecured notes, in February 2016, our borrowing base was decreased to $200.0 million and was further reduced to $190.0 million on March 14, 2016 effective April 1, 2016. The next borrowing base redetermination will occur on or about July 1, 2016.

Our ability to fund our capital expenditures is dependent upon the level of product prices and the success of our exploration program in replacing existing oil, NGL and natural gas reserves. If commodity prices decline further, operating cash flows may decrease and our lenders may further reduce the borrowing base, thus reducing the funds available to fund future capital expenditures. If we are unable to replace our oil, NGL and natural gas reserves through acquisition, development and exploration, we may also suffer a reduction in operating cash flows and access to funds under the revolving credit facility. We have the ability to add commodity derivatives to our portfolio at prevailing market rates to mitigate a portion of the decrease in operating cash flows should commodity prices decline further. Since December 31, 2015, we have added commodity derivatives covering approximately 380,000 barrels of oil, 2,740,000 mcf of natural gas and 120,000 barrels of NGLs for volumes related to 2016. At December 31, 2015, we were in compliance with all required debt covenants under our revolving credit facility. We do not anticipate being in compliance with our current ratio requirement of 1.0 to 1.0 at March 31, 2016; however, we have received a waiver of this covenant for the period ending March 31, 2016 from the lenders under our revolving credit facility. Subsequent to March 31, 2016, we expect this ratio to improve as we receive proceeds from our joint development operations and do not expect to incur any covenant violations.

Due to the current depressed commodity price environment, in January 2016, we suspended payment of our quarterly dividend on shares of our Series A Convertible, Perpetual Preferred Stock. We have the ability to continue to suspend dividend payments and will continue to evaluate the payment of these dividends on a quarterly basis. As a result of not declaring the first quarter dividend on our Series A Preferred Stock, we are no longer eligible to use Form S-3 registration statements. Until we are again eligible to use Form S-3, we will be required to use a registration statement on Form S-1 to register securities with the SEC (for initial issuance or resale) or issue securities in private placements, which could increase the cost of raising capital. We may need to take additional actions in the future to address current industry trends and maintain our ability to pay expenses and service our indebtedness, including, but not limited to, selling assets or raising capital by issuing additional debt or equity securities.

We have senior unsecured notes due 2020 and 2022 that are governed by indentures with substantially similar terms and provisions (the “Indentures”). The Indentures contain affirmative and negative covenants that are customary for instruments of this nature, including restrictions or limitations on the ability to incur additional debt, pay dividends, purchase or redeem stock or subordinated indebtedness, make investments, create liens, sell assets, merge with or into other companies or sell substantially all of its assets, unless those actions satisfy the terms and conditions of the Indentures or are otherwise excepted or permitted. Certain of the limitations in the Indentures, including the ability to incur debt, pay dividends or make other restricted payments, become more restrictive in the event our ratio of consolidated cash flow to fixed charges for the most recent trailing four quarters (the “Fixed Charge Coverage Ratio”) is less than 2.25:1. As of December 31, 2015, the Company’s Fixed Charge Coverage Ratio was 1.3. We expect our Fixed Charge Coverage Ratio to be less than 2.25:1 for the remainder of 2016. As a result, we anticipate that our ability to incur debt, pay dividends or make certain other restricted payments will be subject to the more restrictive provisions of the Indentures for those periods. As of December 31, 2015, we were limited to incurring an additional $214.3 million in additional debt due to our Fixed Charge Coverage Ratio. The Indentures also contain customary events of default, including cross-default features with any other indebtedness. In certain circumstances, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately.

Future Liquidity Considerations

In connection with certain marketing, transportation and processing agreements that we have entered into, we may be obligated to pay fees in connection with these agreements of $179.0 million over the next five years, depending on our levels of production. Also in connection with certain of these agreements, we have guaranteed the payment of obligations up to a maximum of $421.8 million over the life of the agreements, which range from two to 20 years. As the commitments are satisfied, these guarantees will decrease over time. For additional information on our commitments and guarantees, see Note 7, Commitments and Contingencies, to our Consolidated Financial Statements.

Our revolving credit facility contains a number of restrictive covenants and limitations that will impose significant operating and financial restrictions on us. In particular, our financial covenants require us to maintain a minimum consolidated current ratio of 1.0 to 1.0 and a maximum ratio of net senior-secured debt to EBITDAX, a non-GAAP measure, of 3.0 to 1.0. On March 14, 2016, we entered an amendment to our revolving credit facility that decreases our net senior secured debt to EBITDAX ratio from 3.0 to 1.0 to 2.75 to 1.0 in the event that at least 80% of our senior unsecured notes are exchanged for new second lien notes. Failure to comply with either of these covenants could have an adverse effect on our business. If an event of default under our revolving credit facility occurs and remains uncured, the lenders thereunder:

•	would not be required to lend any additional amounts to us;
•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;
•	may have the ability to require us to apply all of our available cash to repay these borrowings; or
•	may prevent us from making debt service payments under our other agreements.

For a definition of EBITDAX and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Item 6. Selected Financial Data – Non-GAAP Financial Measures.”

Our revolving credit facility requires we meet, on a quarterly basis, financial requirements of a minimum consolidated current ratio and a maximum net senior secured debt to EBITDAX ratio. EBITDAX is a non-GAAP measure used by our management team and by other users of our financial statements. For a definition of EBITDAX and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Item 6. Selected Financial Data - Non-GAAP Financial Measures.”  If we are unable to comply with these financial requirements, an event of default could result which would permit acceleration of outstanding debt and could permit our lenders to foreclose on our mortgaged properties.   In order to improve our liquidity position to meet the financial requirements under our revolving credit facility and to meet other outstanding obligations, we are currently pursuing or considering a number of actions including (i) debt-for-debt exchanges, (ii) joint venture opportunities, (iii) minimizing our capital expenditures, (iv) improving our cash flows from operations, (v) effectively managing our working capital (vi) adding additional hedging positions (vii) and in- and out-of-court restructuring. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions or that these transaction can be consummated within the period needed to meet certain obligations.

Financial Condition and Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

The following table summarizes our sources and uses of funds for the periods noted:

	Year Ended December 31,
($ in Thousands)	2015	2014	2013
Cash flows provided by operations	$30,885	$162,706	$108,316
Cash flows used in investing activities	(155,446)	(560,036)	(313,518)
Cash flows provided by financing activities	107,556	413,526	163,127
Net increase (decrease) in cash and cash equivalents	$(17,005)	$16,196	$(42,075)

Net cash provided by operating activities decreased by approximately $131.8 million in 2015 when compared to 2014, to $30.9 million. This was primarily due to a reduction in oil, natural gas and NGL prices, increased lease operating expenses and payments related to our early termination of two drilling rig contracts. These decreases in cash flow were partially offset by increases in production in our Appalachian Basin operations. Net cash provided by operating activities increased by approximately $54.4 million in 2014 when compared to 2013, to $162.7 million. This increase in net cash provided by operating activities was primarily due to our overall increase in operating revenues attributable to our increase in production. This increase in cash flow was partially offset by an increase in operating expenses, primarily Production and Lease Operating Expense and G&A Expense.

Net cash used in investing activities decreased by approximately $404.6 million in 2015 when compared to 2014, to $155.4 million. This decrease was primarily attributed to lower capital activity levels related to the currently depressed commodity price environment, the $66.8 million in proceeds received from the sale of Water Solutions and $24.9 million in proceeds received from our joint venture with ArcLight. Net cash used in investing activities increased by approximately $246.5 million in 2014 when compared to 2013, to $560.0 million. This increase was in large part due an increase in our capital spending during 2014, of which approximately $120.6 million was related to our acquisition of assets from Shell in September 2014.

Net cash provided by financing activities decreased by approximately $306.0 million in 2015 when compared to 2014, to $107.6 million. The decrease in cash provided by financing activities in 2015 is primarily due to proceeds of $325.0 million related to our offering of 2022 Senior Notes and proceeds of $155.0 million related to our offering of preferred stock in 2014, which were partially offset by an increase in net borrowings on our revolving credit facility. During 2014, we received combined proceeds of approximately $473.2 million from our preferred stock offering and private offering of 2022 Senior Notes. This was partially offset by net repayments of debt of approximately $56.0 million in 2014 as compared to net proceeds from debt of approximately $61.8 million in 2013.

As market conditions warrant and subject to our contractual restrictions in our revolving credit facility or otherwise, liquidity position and other factors, we may from time to time seek to recapitalize, refinance or otherwise restructure our capital structure in open market or privately negotiated transactions, which may include, among other things, repurchases of shares of our common stock or outstanding debt, including our senior unsecured notes, by tender offer or otherwise. The amounts involved in any such transaction, individually or in the aggregate, may be material.

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

Accounts Receivable

Our trade accounts receivable, which are primarily from oil, NGLs and natural gas sales and joint interest billings, are recorded at the invoiced amount and include production receivables. The production receivable is valued at the invoiced amount and does not bear interest. Accounts receivable also include joint interest billing receivables which represent billings to the non-operators associated with the drilling and operation of wells and are based on those owners’ working interests in the wells. We assess the financial strength of our customers and joint owners and record an allowance for bad debts as necessary. Our allowance for bad debts as of December 31, 2015 and 2014 was $0.2 million.

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

We review assets for impairment when events or circumstances indicate a possible decline in the recoverability of the carrying value of such property. When circumstances indicate that an asset may be impaired, we compare expected undiscounted future cash flows at a producing field to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on our estimate of future oil, NGL and natural gas prices, operating costs, anticipated production from estimated proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate. Our estimates of future oil, NGL and natural gas prices are based on forward strip prices for NYMEX oil and Henry Hub natural gas and other related indices. For unproved oil and gas properties, we analyze activity on the acreage prior to evaluating any fair value indicators, such as current drilling activity, drilling success, future development plans and the likelihood of expiration. Unproved oil and gas properties are impaired when it becomes more likely than not that a property will expire before it can be developed or an extension can be agreed upon. When evaluating the value of our unproved oil, NGL and natural gas properties, we analyze the level and success of current development, future development plans and changes in market value. Performing the impairment evaluations requires use of judgments and estimates since the results are dependent on future events, including estimates of future proved and unproved reserves, future commodity prices, the timing of future production, capital expenditures and the intent to develop properties, among others.

We recognized approximately $345.8 million, $132.6 million and $32.1 million of impairment from continuing operations on certain oil, NGL and natural gas properties for the years ending December 31, 2015, 2014 and 2013, respectively. We recorded these charges as Impairment Expense on our Consolidated Statements of Operations. For additional information, see Note 16, Impairment Expense, to our Consolidated Financial Statements.

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

Natural Gas and Oil Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil, NGLs and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. For the years ended December 31, 2015 and 2014, Netherland Sewell and Associates, Inc. (“NSAI”) prepared a consolidated reserve and economic evaluation of our proved oil and gas reserves. The preparation of our proved reserve estimates are completed in accordance with our internal control procedures, which include the verification of input data used by NSAI, as well as management review and approval.

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

We report our derivative instruments at fair value and include them in the Consolidated Balance Sheets as assets or liabilities. The accounting for changes in fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. For derivative instruments designated for hedge accounting, for financial accounting purposes, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Any changes in fair value resulting from ineffectiveness are recognized immediately in earnings. During 2015, 2014 and 2013 we did not have any derivative instruments designated for hedge accounting.

For derivative instruments designated as fair value hedges, changes in fair value, as well as the offsetting changes in the estimated fair value of the hedged item attributable to the hedged risk, are recognized currently in earnings. Derivative effectiveness is measured annually based on the relative changes in fair value between the derivative contract and the hedged item over time. For derivatives on oil, natural gas and NGL production activity and interest rates, we record changes on the derivative valuations through earnings. For additional information on our derivative instruments, see Note 10, Fair Value of Financial Instruments and Derivative Instruments, to our Consolidated Financial Statements.

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

Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rate. Net deferred tax assets are required to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

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

We recognize a tax position if it is more likely than not that it will be sustained upon examination. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our Consolidated Financial Statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months (for additional information, see Note 11, Income Taxes, to our Consolidated Financial Statements). Our policy is to recognize interest and penalties on any unrecognized tax benefits in interest expense and general and administrative expense, respectively.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. We adopted this ASU on January 1, 2016. Adoption did not have a material impact on our Consolidated Financial Statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The standard requires an entity to present debt issuance costs related to a recognized liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in the ASU is effective for public entities for annual reporting periods beginning after December 15, 2015, including interim periods therein. Early adoption is permitted. We are currently evaluating the potential effect of this ASU and the related impact on our Consolidated Financial Statements. As of December 31, 2015, we had approximately $14.0 million in net deferred financing costs that would be potentially reclassified to reduce the debt carrying balance.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires all deferred tax assets and liabilities, including any related valuation allowance, to be presented in the balance sheet as non-current. This ASU is effective for public entities for annual periods beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the potential effect of this ASU and the related impact on our Consolidated Financial Statements.

Volatility of Oil, NGL and Natural Gas Prices

Our revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas.

To mitigate some of our commodity price risk we engage periodically in certain other limited derivative activities, including price swaps and costless collars, to establish some price floor protection. For the year ended December 31, 2015, the net realized gain on oil, natural gas and NGL derivatives was approximately $54.9 million. For the year ended December 31, 2014, the net realized gain on oil, natural gas and NGL derivatives was approximately $6.0 million. For the year ended December 31, 2015, our total net gain on oil, natural gas and NGL derivatives was approximately $59.2 million, as compared to a net gain of approximately $37.6 million on oil, NGL and natural gas derivatives for 2014. Derivative gains and losses are reported as Gain on Derivatives, net in the Consolidated Statements of Operations.

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

For a summary of our current oil, NGL and natural gas derivative positions at December 31, 2015, refer to Note 10, Fair Value of Financial Instruments and Derivative Instruments, of our Consolidated Financial Statements.

Contractual Obligations

In addition to our capital expenditure program, we are committed to making cash payments in the future on various types of contracts and obligations. As of December 31, 2015, we do not have any off-balance sheet debt or other such unrecorded obligations and we have not guaranteed the debt of any other party. The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2015.

The following summarizes our contractual financial obligations for continuing operations at December 31, 2015 and their future maturities. We expect to fund these contractual obligations with cash generated from operating activities.

	Payment Due by Period (in thousands)
	2016	2017	2018	2019	2020	Thereafter	Total
Senior Notes (a)	$—	$—	$—	$—	$350,000	$325,000	$675,000
Operating Leases	1,058	991	565	563	422	—	3,599
Other Loans and Notes Payable	590	28	—	111,500	—	—	112,118
Derivative Obligations (b)	2,486	2,147	1,433	988	988	—	8,042
Firm Commitments (c)	44,450	57,119	56,415	55,439	54,211	493,159	760,793
Asset Retirement Obligations (d)	4,056	2,236	2,285	2,124	1,660	32,711	45,072
Total Contractual Obligations	$52,640	$62,521	$60,698	$170,614	$407,281	$850,870	$1,604,624
(a)

The amount included in the table represents the outstanding principal amount only. Interest paid on our senior notes will be approximately $51.4 million each year through 2020 and approximately $20.3 million in 2021 and 2022.

(b)	Derivative obligations represent open derivative contracts valued as of December 31, 2015, which were in a liability position.
(c)	Includes commitments for rig and completion services and sales, gathering and processing agreements.
(d)	The ultimate settlement and timing cannot be precisely determined in advance.

Interest Rates

At December 31, 2015, we had $111.5 million in borrowings outstanding under our revolving credit facility. The interest rates on outstanding balances during 2015 on our revolving credit facility averaged 1.7%. At December 31, 2015, we had $350.0 million in 2020 Senior Notes outstanding bearing interest at 8.875% annually and $325.0 million in 2022 Senior Notes outstanding bearing interest at 6.25% annually that will be paid bi-annually.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decrease for a substantial period of time or decline significantly, revenues and cash flows would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil, natural gas and NGLs. Conversely, increases in the market prices for oil, natural gas and NGLs can have a favorable impact on our financial condition, results of operations and capital resources. Based on December 31, 2015 reserve estimates, we project that a 10% decline in the price per barrel of oil, price per barrel of NGLs and the price per Mcf of gas from average 2015 prices would reduce our gross revenues, before the effects of derivatives, for the year ending December 31, 2016 by approximately $18.3 million.

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

We account for our commodity derivatives at fair value on a recurring basis. The fair value of our derivatives contemplate the impact of assumed counterparty credit risk, which are based on published credit ratings, public bond yield spreads and credit default swap spreads, as applicable. A 1% increase in counterparty credit risk would result in a decrease in net income of approximately $0.4 million based on our derivative assets as of December 31, 2015 of $43.8 million.

At December 31, 2015, the following commodity derivative contracts were outstanding:

Period	Volume	Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2016 - Deferred Put Spreads	120,000 Bbls	$50.00	$65.00	$—	$—	$852
2016 - Collars	379,500 Bbls	—	39.17	52.67	—	1,078
2016 - Three-Way Collars	45,000 Bbls	50.00	65.00	70.00	—	577
	544,500 Bbls					$2,507
Natural Gas
2016 - Swaps	12,900,000 Mcf	$—	$—	$—	$3.19	$8,717
2016 - Swaptions	1,200,000 Mcf	—	—	—	3.15	596
2016 - Cap Swaps	3,600,000 Mcf	3.45	—	—	4.11	1,977
2016 - Three-Way Collars	18,570,000 Mcf	2.34	3.04	3.86	—	5,941
2016 - Put Spread	4,500,000 Mcf	2.93	3.59	—	—	1,737
2016 - Basis Swaps - Dominion South	16,630,000 Mcf	—	—	—	(0.94)	(1,634)
2016 - Collars	3,900,000 Mcf	—	2.82	3.32	—	1,728
2017 - Swaps	960,000 Mcf	—	—	—	3.60	797
2017 - Swaptions	0 Mcf	—	—	—	—	(297)
2017 - Cap Swaps	2,100,000 Mcf	3.34	—	—	4.07	1,225
2017 - Three-Way Collars	16,300,000 Mcf	2.33	3.02	3.89	—	4,319
2017 - Basis Swaps - Dominion South	4,550,000 Mcf	—	—	—	(0.83)	(665)
2017 - Basis Swaps - Texas Gas	14,600,000 Mcf	—	—	—	(0.13)	(19)
2017 - Calls	3,000,000 Mcf	—	—	3.64	—	(380)
2018 - Swaps	960,000 Mcf	—	—	—	3.60	797
2018 - Cap Swaps	1,800,000 Mcf	3.30	—	—	4.05	1,069
2018 - Three-Way Collars	7,875,000 Mcf	2.29	2.88	3.56	—	916
2018 - Calls	5,810,000 Mcf	—	—	3.97	—	(609)
2018 - Basis Swaps - Dominion South	6,400,000 Mcf	—	—	—	(0.83)	(960)
2018 - Basis Swaps - Texas Gas	14,600,000 Mcf	—	—	—	(0.13)	(19)
2019 - Basis Swaps - Dominion South	7,300,000 Mcf	—	—	—	(0.83)	(1,103)
2020 - Basis Swaps - Dominion South	7,320,000 Mcf	—	—	—	(0.83)	(1,106)
	154,875,000 Mcf					$23,027
NGLs
2016 C3 + NGL Swaps	1,131,000 Bbls	$—	$—	$—	$32.76	$9,888
2016 Ethane Swaps	240,000 Bbls	—	—	—	8.82	362
2017 C3 + NGL Swaps	180,000 Bbls	—	—	—	21.42	344
	1,551,000 Bbls					$10,594
Refined Product (Heating Oil)
2016 - Swaps	12,000 Bbls	$—	$—	$—	$84.00	$(376)
	12,000 Bbls					$(376)

Item 305(a) of Regulation S-K requires that tabular information relating to contract terms allow readers of the table to determine expected cash flows from the market risk sensitive instruments for each of the next five years. At December 31, 2015, we had commodity derivative contracts relating to production through 2020.

We are exposed to interest rate risk on our long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in the market interest rates which are lower than our current fixed rate. Variable rate debt, where the interest rate fluctuates, exposes us to changes in market interest rates, which may increase over time. As of December 31, 2015, we had approximately $111.5 million outstanding under our Senior Credit Facility, which is subject to variable rates of interest, and had $675.0 million of Senior Notes outstanding subject to a fixed interest rate. See Note 9, Long-Term Debt, to our Consolidated Financial Statements for additional information on our Senior Credit Facility and Senior Notes. Based on our total debt as of December 31, 2015 of approximately $787.1 million, a 1.0% change in interest rates would impact our interest expense by approximately $7.9 million.

We entered into fixed-to-variable interest rate swaps during 2015 and 2014; however, there were no arrangements in place as of December 31, 2015 and 2014. We utilize the mark-to-market accounting method to account for our interest rate swaps. We recognize all gains and losses related to these contracts in the Consolidated Statements of Operations as Gain on Derivatives, Net under Other Income (Expense). During the years ended December 31, 2015 and 2014, we received cash payments of approximately $0.9 million and $1.3 million, respectively related to our interest rate swaps.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REX ENERGY CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors

Rex Energy Corporation:

We have audited the accompanying consolidated balance sheets of Rex Energy Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in noncontrolling interest and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Pittsburgh, Pennsylvania

March 15, 2016

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except Share and Per Share Data)

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and Cash Equivalents	$1,091	$17,978
Accounts Receivable	19,483	43,936
Taxes Receivable	18	504
Short-Term Derivative Instruments	34,260	29,265
Inventory, Prepaid Expenses and Other	3,829	3,403
Assets Held for Sale	—	34,257
Total Current Assets	58,681	129,343
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	1,239,430	1,079,039
Unevaluated Oil and Gas Properties	262,992	322,413
Other Property and Equipment	40,112	46,361
Wells and Facilities in Progress	144,556	127,655
Pipelines	14,024	15,657
Total Property and Equipment	1,701,114	1,591,125
Less: Accumulated Depreciation, Depletion and Amortization	(699,899)	(366,917)
Net Property and Equipment	1,001,215	1,224,208
Deferred Financing Costs and Other Assets – Net	16,544	17,070
Equity Method Investments	—	17,895
Long-Term Derivative Instruments	9,534	4,904
Long-Term Deferred Tax Asset	12,532	8,301
Total Assets	$1,098,506	$1,401,721
LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$37,874	$53,340
Current Maturities of Long-Term Debt	590	1,176
Accrued Liabilities	44,326	59,478
Short-Term Derivative Instruments	2,486	421
Current Deferred Tax Liability	12,532	8,301
Liabilities Related to Assets Held for Sale	—	25,115
Total Current Liabilities	97,808	147,831
8.875% Senior Notes Due 2020	350,000	350,000
6.25% Senior Notes Due 2022	325,000	325,000
Premium on Senior Notes, Net	2,344	2,725
Senior Secured Line of Credit and Long-Term Debt	111,528	251
Long-Term Derivative Instruments	5,556	2,377
Other Deposits and Liabilities	3,156	4,018
Future Abandonment Cost	42,883	38,146
Total Liabilities	$938,275	$870,348
Commitments and Contingencies (See Note 13)
Stockholders’ Equity
Preferred Stock, $.001 par value per share, 100,000 shares authorized and 16,100 issued and outstanding on December 31, 2015 and 2014.	$1	$1
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 55,741,229 shares issued and outstanding on December 31, 2015 and 54,174,763 shares issued and outstanding on December 31, 2014.	54	54
Additional Paid-In Capital	623,863	617,826
Accumulated Deficit	(463,687)	(90,749)
Rex Energy Stockholders’ Equity	160,231	527,132

Noncontrolling Interests of Discontinued Operations	—	4,241
Total Stockholders’ Equity	160,231	531,373
Total Liabilities and Stockholders’ Equity	$1,098,506	$1,401,721

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

($ and Shares in Thousands, Except Per Share Data)

	Year Ended December 31,
	2015	2014	2013
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$171,951	$297,869	$213,919
Other Revenue	42	118	200
TOTAL OPERATING REVENUE	171,993	297,987	214,119
OPERATING EXPENSES
Production and Lease Operating Expense	118,999	100,282	62,150
General and Administrative Expense	29,435	36,137	30,839
(Gain) Loss on Disposal of Asset	(477)	644	1,602
Impairment Expense	345,775	132,618	32,072
Exploration Expense	3,011	9,446	11,408
Depreciation, Depletion, Amortization and Accretion	104,744	94,467	62,386
Other Operating Expense	5,595	134	592
TOTAL OPERATING EXPENSES	607,082	373,728	201,049
INCOME (LOSS) FROM OPERATIONS	(435,089)	(75,741)	13,070
OTHER EXPENSE
Interest Expense	(47,806)	(36,977)	(22,676)
Gain (Loss) on Derivatives, Net	60,176	38,876	(2,908)
Other Income (Expense)	(115)	90	6,739
Loss on Equity Method Investments	(411)	(813)	(763)
TOTAL OTHER INCOME (EXPENSE)	11,844	1,176	(19,608)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(423,245)	(74,565)	(6,538)
Income Tax Benefit	24,227	26,915	4,154
NET LOSS FROM CONTINUING OPERATIONS	(399,018)	(47,650)	(2,384)
Income From Discontinued Operations, Net of Income Taxes	37,985	5,000	1,811
NET LOSS	(361,033)	(42,650)	(573)
Net Income Attributable to Noncontrolling Interests	2,245	4,039	1,557
NET LOSS ATTRIBUTABLE TO REX ENERGY	$(363,278)	$(46,689)	$(2,130)
Preferred Stock Dividends	9,660	2,335	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(372,938)	$(49,024)	$(2,130)
Earnings per common share:
Basic – Net Loss From Continuing Operations Attributable to Rex Energy Common Shareholders	$(7.51)	$(0.94)	$(0.05)
Basic – Net Income From Discontinued Operations Attributable to Rex Energy Common Shareholders	0.66	0.02	0.01
Basic – Net Loss Attributable to Rex Energy Common Shareholders	$(6.85)	$(0.92)	$(0.04)
Basic – Weighted Average Shares of Common Stock Outstanding	54,392	53,150	52,572
Diluted – Net Loss From Continuing Operations Attributable to Rex Energy Common Shareholders	$(7.51)	$(0.94)	$(0.05)
Diluted – Net Income From Discontinued Operations Attributable to Rex Energy Common Shareholders	0.66	0.02	0.01
Diluted – Net Loss Attributable to Rex Energy Common Shareholders	$(6.85)	$(0.92)	$(0.04)
Diluted – Weighted Average Shares of Common Stock Outstanding	54,392	53,150	52,572

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NONCONTROLLING INTERESTS

AND STOCKHOLDERS’ EQUITY

(in Thousands)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid- In Capital	Accumulated Deficit	Rex Energy Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
BALANCE December 31, 2012	53,213	$52	—	$—	$451,062	$(39,595)	$411,519	$775	$412,294
Non-Cash Compensation	—	—	—	—	5,418	—	5,418	—	5,418
Issuance of Restricted Stock, Net of Forfeitures	924	—	—	—	—	—	—	—	—
Stock Option Exercise	49	2	—	—	534	—	536	—	536
Capital Distributions	—	—	—	—	—	—	—	(886)	(886)
Change in Ownership of Noncontrolling Interests	—	—	—	—	(460)	—	(460)	596	136
Net Income (Loss)	—	—	—	—	—	(2,130)	(2,130)	1,557	(573)
BALANCE December 31, 2013	54,186	$54	$—	$—	$456,554	$(41,725)	$414,883	$2,042	$416,925
Non-Cash Compensation	—	—	—	—	5,769	—	5,769	—	5,769
Issuance of Restricted Stock, Net of Forfeitures	(58)	—	—	—	—	—	—	—	—
Stock Option Exercise	47	—	—	—	515	—	515	—	515
Capital Distributions	—	—	—	—	—	—	—	(1,840)	(1,840)
Issuance of Preferred Stock	—	—	16	1	154,988	—	154,989	—	154,989
Dividends Declared on Preferred Stock ($145.00 per preferred share)	—	—	—	—	—	(2,335)	(2,335)	—	(2,335)
Net Income (Loss)	—	—	—	—	—	(46,689)	(46,689)	4,039	(42,650)
BALANCE December 31, 2014	54,175	$54	$16	$1	$617,826	$(90,749)	$527,132	$4,241	$531,373
Non-Cash Compensation	—	—	—	—	6,469	—	6,469	—	6,469
Issuance of Restricted Stock, Net of Forfeitures	1,566	—	—	—	—	—	—	—	—
Capital Distributions	—	—	—	—	—	—	—	(830)	(830)
Sale of Consolidated Subsidiary	—	—	—	—	(432)	—	(432)	(5,656)	(6,088)
Dividends Declared on Preferred Stock ($600.00 per preferred share)	—	—	—	—	—	(9,660)	(9,660)	—	(9,660)
Net Income (Loss)	—	—	—	—	—	(363,278)	(363,278)	2,245	(361,033)
BALANCE December 31, 2015	55,741	$54	16	$1	$623,863	$(463,687)	$160,231	$-	$160,231

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in Thousands)

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(361,033)	$(42,650)	$(573)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Loss on Equity Method Investments	411	813	763
Non-cash Expenses	7,649	6,789	6,230
Depreciation, Depletion, Amortization and Accretion	104,822	98,171	63,944
(Gain) Loss on Derivatives	(60,176)	(38,876)	2,908
Cash Settlements of Derivatives	55,793	7,281	7,128
Dry Hole Expense	330	4,064	2,993
Deferred Income Tax Expense (Benefit)	—	(25,992)	2,279
Impairment Expense	345,775	132,684	32,072
(Gain) Loss on Sale of Assets and Equity Method Investments	(521)	589	(6,211)
Gain on Sale of Water Solutions	(57,778)	—	—
Changes in operating assets and liabilities
Accounts Receivable	21,679	(13,620)	(12,726)
Inventory, Prepaid Expenses and Other Assets	(568)	(1,359)	(885)
Accounts Payable and Accrued Liabilities	(22,955)	37,274	12,891
Other Assets and Liabilities	(2,543)	(2,462)	(2,497)
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,885	162,706	108,316
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Joint Venture Acreage Management	58	263	458
Contributions to Equity Method Investments	—	—	(2,493)
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	77,226	546	11,305
Proceeds from Joint Venture	16,611	—	—
Acquisitions of Undeveloped Acreage	(28,242)	(169,423)	(41,784)
Acquisitions of Oil and Gas Properties and Equipment	(221,099)	(391,422)	(281,004)
NET CASH USED IN INVESTING ACTIVITIES	(155,446)	(560,036)	(313,518)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Long-Term Debt and Lines of Credit	229,314	209,895	72,249
Repayments from Long-Term Debt and Lines of Credit	(108,335)	(263,152)	(8,480)
Repayments of Loans and Other Notes Payable	(1,519)	(2,721)	(2,005)
Proceeds from Senior Notes, Net of Discounts and Premiums	—	325,000	105,000
Debt Issuance Costs	(1,414)	(6,824)	(3,134)
Proceeds from the Issuance of Preferred Stock, Net	—	154,988	—
Proceeds from the Exercise of Stock Options	—	515	533
Purchase of Noncontrolling Interests	—	—	(150)
Distributions by the Partners of Consolidated Subsidiary	(830)	(1,840)	(886)
Dividends Paid on Preferred Stock	(9,660)	(2,335)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	107,556	413,526	163,127
NET INCREASE (DECREASE) IN CASH	(17,005)	16,196	(42,075)
CASH AND CASH EQUIVALENTS – BEGINNING	18,096	1,900	43,975
CASH AND CASH EQUIVALENTS – ENDING	$1,091	$18,096	$1,900
CASH AND CASH EQUIVALENTS ATTRIBUTABLE TO CONTINUING OPERATIONS	$1,091	$17,978	$1,307
CASH AND CASH EQUIVALENTS ATTRIBUTABLE TO ASSETS HELD FOR SALE	$—	$118	$593
SUPPLEMENTAL DISCLOSURES
Interest Paid, net of capitalized interest	47,628	26,874	23,605
Cash Received for Income Taxes	(502)	(4,643)	(6,390)

NON-CASH ACTIVITIES
Increase (Decrease) in Accrued Liabilities	(11,703)	3,477	22,138

See accompanying notes to the consolidated financial statements

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

We are an independent oil, natural gas liquid (“NGL”) and natural gas company with operations currently focused in the Appalachian and Illinois Basins. In the Appalachian Basin, we are focused on our Marcellus Shale, Utica Shale and Upper Devonian (“Burkett”) Shale drilling and exploration activities. In the Illinois Basin, we are focused on developmental oil drilling on our properties. We pursue a balanced growth strategy of exploiting our sizable inventory of high potential exploration drilling prospects while actively seeking to acquire complementary oil and natural gas properties.

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

Our revolving credit facility requires we meet, on a quarterly basis, financial requirements of a minimum consolidated current ratio and a maximum net senior secured debt to EBITDAX ratio. EBITDAX is a non-GAAP measure used by our management team and by other users of our financial statements. For a definition of EBITDAX and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Item 6. Selected Financial Data - Non-GAAP Financial Measures.”  If we are unable to comply with these financial requirements, an event of default could result which would permit acceleration of outstanding debt and could permit our lenders to foreclose on our mortgaged properties.   In order to improve our liquidity position to meet the financial requirements under our revolving credit facility and to meet other outstanding obligations, we are currently pursuing or considering a number of actions including (i) debt-for-debt exchanges, (ii) joint venture opportunities, (iii) minimizing our capital expenditures, (iv) improving our cash flows from operations, (v) effectively managing our working capital (vi) adding additional hedging positions (vii) and in- and out-of-court restructuring. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions or that these transaction can be consummated within the period needed to meet certain obligations.

Discontinued Operations

Unless otherwise noted, all disclosures and tables reflect the results of continuing operations and exclude any assets, liabilities or results from our discontinued operations. For additional information see Note 4, Discontinued Operations/Assets Held for Sale, to our Consolidated Financial Statements.

During December 2011, our board of directors approved a formal plan to sell our DJ Basin assets located in the states of Wyoming and Colorado. Pursuant to the rules for discontinued operations, the results of operations are reflected as Discontinued Operations in our Consolidated Statements of Operations for the year ended December 31, 2013.

During December 2014, our board of directors approved and committed to a plan to sell Water Solutions Holdings, LLC and its related subsidiaries (“Water Solutions”), of which we owned a 60% interest. The sale of Water Solutions closed in July 2015. As a result, the assets and liabilities of Water Solutions have been classified as held for sale in the accompanying Consolidated Balance Sheets as of December 31, 2014 and the results of operations have been classified as discontinued operations in the accompanying Consolidated Statements of Operations as of December 31, 2015, 2014 and 2013.

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

Estimates made in preparing these Consolidated Financial Statements include, among other things, estimates of the proved oil, NGL and natural gas reserve volumes used in calculating Depletion, Depreciation and Amortization (“DD&A”) expense; the estimated future cash flows and fair value of properties used in determining the need for any impairment; fair values of financial derivative instruments; volumes and prices for revenues accrued; estimates of the fair value of equity-based compensation awards; deferred tax valuation allowance and the timing and amount of future abandonment costs used in calculating asset retirement obligations. Future changes in the assumptions used could have a significant impact on reported results in future periods. The estimates are based on current assumptions that may be materially affected by changes to future economic conditions such as the market prices received for sales of volumes of oil and natural gas, interest rates and our ability to generate future income.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2015 and 2014, our Cash and Cash Equivalents consisted of only cash.

Accounts Receivable

Our trade accounts receivable, which are primarily from oil, NGLs and natural gas sales and joint interest billings, are recorded at the invoiced amount and include production receivables. The production receivable is valued at the invoiced amount and does not bear interest. Accounts receivable also include joint interest billing receivables which represent billings to the non-operators associated with the drilling and operation of wells and are based on those owners’ working interests in the wells. We have assessed the financial strength of our customers and joint owners and record an allowance for bad debts as necessary. Our allowance for bad debts as of December 31, 2015 and 2014, was negligible.

To the extent actual quantities and values of oil, NGLs and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and price for those properties are estimated and recorded as Accounts Receivable in the accompanying Consolidated Balance Sheets.

At December 31, 2015, we carried approximately $12.1 million in production receivable, of which approximately $10.5 million were production receivables due from four purchasers. At December 31, 2014, we carried approximately $25.2 million in production receivables, of which approximately $21.4 million were production receivables due from four purchasers. In addition, we carried approximately $3.2 million in receivables at December 31, 2015 and $6.7 million at December 31, 2014 that was in relation to our joint operations with Sumitomo Corporation and ArcLight Capital Partners, LLC.

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

Oil, NGL and Natural Gas Property, Depreciation and Depletion

We account for oil, NGL and natural gas exploration and production activities under the successful efforts method of accounting. Proved developed natural gas and oil property acquisition costs are capitalized when incurred, including our estimate of the fair value of future abandonment costs. Unproved properties with individually significant acquisition costs are assessed periodically on a property-by-property basis, and any impairment in value is recognized. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved natural gas and oil properties. Natural gas and oil exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. If proved commercial reserves are not discovered, such drilling costs are expensed. Costs to develop estimated proved reserves, including the costs of all development well and related equipment used in the production of oil, NGLs and natural gas, are capitalized. We capitalize interest on capital projects, most notably during the drilling and completion of oil and natural gas wells. For the years ended December 31, 2015, 2014 and 2013, we capitalized interest costs of $7.7 million, $7.3 million and $7.5 million, respectively.

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

We review assets for impairment when events or circumstances indicate a possible decline in the recoverability of the carrying value of such property. When circumstances indicate that an asset may be impaired, we compare expected undiscounted future cash flows at a producing field to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on our estimate of future oil, NGL and natural gas prices, operating costs, anticipated production from estimated proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate. Our estimates of future oil, NGL and natural gas prices are based on forward strip prices for NYMEX oil and various natural gas markets that are relevant to our operations. For unproved oil and gas properties, we analyze activity on the acreage prior to evaluating any fair value indicators, such as current drilling activity, drilling success, future development plans and the likelihood of expiration. Unproved oil and gas properties are impaired when it becomes more likely than not that a property will expire before it can be developed or an extension can be agreed upon. When evaluating the value of our unproved oil, NGL and natural gas properties, we analyze the level and success of current development, future development plans and changes in market value. Performing the impairment evaluations requires use of judgments and estimates since the results are dependent on future events, including estimates of future proved and unproved reserves, future commodity prices, the timing of future production, capital expenditures and the intent to develop properties, among others.

We recognized approximately $345.8 million, $132.6 million and $32.1 million of impairment from continuing operations on certain oil, NGL and natural gas properties for the years ending December 31, 2015, 2014 and 2013, respectively. We recorded these charges as Impairment Expense on our Consolidated Statements of Operations. For additional information, see Note 16, Impairment Expense, to our Consolidated Financial Statements.

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

Upon the sale or retirement of a proved natural gas or oil property, or an entire interest in unproved leaseholds, the cost and related accumulated depletion are removed from the property accounts and the resulting gain or loss is recognized. For sales of a partial interest in unproved leaseholds for cash, sales proceeds are first applied as a reduction of the original cost of the entire interest in the property and any remaining proceeds are recognized as a gain.

Natural Gas and Oil Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil, NGLs and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. For the years ended December 31, 2015 and 2014, Netherland Sewell and Associates, Inc. (“NSAI”) prepared a consolidated reserve and economic evaluation of our proved oil and gas reserves. The preparation of our proved reserve estimates are completed in accordance with our internal control procedures, which include the verification of input data used by NSAI, as well as management review and approval.

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

Deferred Financing Costs and Other Assets—Net

At December 31, 2015, we had deferred financing costs and other assets consisting of $16.5 million, which is primarily made up of bond costs and loan costs that are amortized using the effective interest method and the straight line method, respectively, over their estimated lives, which is, on average, five to eight years. We amortize any costs incurred to renew or extend the terms of existing debt over the contract term or estimated useful life, as applicable. For the years ended December 31, 2015, 2014 and 2013, we recorded amortization expense from continuing operations of $2.0 million, $1.5 million and $1.2 million, respectively.

The following is a summary of our deferred financing costs at the dates indicated:

	December 31, 2015 (in thousands)	December 31, 2014 (in thousands)
Deferred Financing Costs - Gross	$20,623	$19,212
Accumulated Amortization	(6,580)	(4,564)
Deferred Financing Costs - Net	$14,043	$14,648

Specific to our deferred financing costs, we have incurred gross debt issuance costs of approximately $1.4 million and $6.8 million for the years ended December 31, 2015 and 2014, respectively, which are presented net of accumulated amortization of $6.6 million and $4.6 million, respectively, and include deferred financing from our senior notes and revolving line of credit.

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

Accretion expense from continuing operations during the years ended December 31, 2015, 2014 and 2013 totaled approximately $3.8 million, $3.6 million and $3.0 million, respectively. These amounts are recorded as DD&A on our Consolidated Statements of Operations. As of December 31, 2015 and 2014, approximately $2.2 million and $2.0 million, respectively, of our Future Abandonment Costs were classified as short-term liabilities under the caption Accrued Liabilities on our Consolidated Balance Sheets. During 2015 and 2014, we recognized an increase of $2.4 million and $8.4 million, respectively, in the estimated present value of our asset retirement obligations, representing an increase in the estimate to plug and abandon our oil and natural gas wells. The revised estimates were primarily the result of increased abandonment cost estimates, which were driven by the trends of actual outcomes. We account for asset retirement obligations that relate to wells that are drilled jointly based on our interest in those wells.

	December 31, 2015 (in thousands)	December 31, 2014 (in thousands)
Beginning Balance	$40,099	$28,525
Asset Retirement Obligation Incurred	1,135	1,480
Asset Retirement Obligation Settled	(2,273)	(1,943)
Asset Retirement Obligation Cancelled or Sold Properties	(136)	(10)
Asset Retirement Obligation Revision of Estimated Obligation	2,428	8,426
Asset Retirement Obligation Accretion Expense	3,821	3,621
Total Future Abandonment Costs	$45,074	$40,099

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

We report our derivative instruments at fair value and include them in the Consolidated Balance Sheets as assets or liabilities. The accounting for changes in fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. For derivative instruments designated for hedge accounting, for financial accounting purposes, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Any changes in fair value resulting from ineffectiveness are recognized immediately in earnings. During 2015, 2014 and 2013 we did not have any derivative instruments designated for hedge accounting.

For derivative instruments designated as fair value hedges, changes in fair value, as well as the offsetting changes in the estimated fair value of the hedged item attributable to the hedged risk, are recognized currently in earnings. Derivative effectiveness is measured annually based on the relative changes in fair value between the derivative contract and the hedged item over time. For derivatives on oil, natural gas and NGL production activity, our evaluations are not documented, and as a result, we record changes on the derivative valuations through earnings. For additional information on our derivative instruments, see Note 10, Fair Value of Financial Instruments and Derivative Instruments, to our Consolidated Financial Statements.

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

Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rates. Net deferred tax assets are required to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

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

We recognize a tax position if it is more likely than not that it will be sustained upon examination. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our Consolidated Financial Statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months (for additional information, see Note 11, Income Taxes, to our Consolidated Financial Statements). Our policy is to recognize interest and penalties on any unrecognized tax benefits in interest expense and general and administrative expense, respectively.

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

The benefits associated with the tax deductions in excess of recognized compensation cost are reported as a financing cash flow when realized. We recognize compensation costs related to awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award were, in-substance, multiple awards (for additional information, see Note 15, Employee Benefit and Equity Plans, to our Consolidated Financial Statements). Stock appreciation rights are classified as a liability and are re-measured at fair value each reporting period.

Earnings per Common Share

Earnings per common share are computed by dividing consolidated net income attributable to us by the weighted average number of common shares outstanding. Diluted earnings per common share are computed based upon the weighted average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities, including the assumed conversion of preferred stock. At December 31, 2015, we had 55,741,229 common shares outstanding, 443,672 options outstanding and 20,500 stock appreciation rights outstanding with no outstanding warrants or other potentially dilutive securities. The total common shares outstanding include 2,479,408 restricted stock awards, of which approximately 1,065,296 shares are performance-based awards. For additional information, see Note 12, Earnings per Common Share, to our Consolidated Financial Statements.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. We adopted this ASU on January 1, 2016. Adoption did not have a material impact on our Consolidated Financial Statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The standard requires an entity to present debt issuance costs related to a recognized liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in the ASU is effective for public entities for annual reporting periods beginning after December 15, 2015, including interim periods therein. Early adoption is permitted. We are currently evaluating the potential effect of this ASU and the related impact on our Consolidated Financial Statements. As of December 31, 2015, we had approximately $14.0 million in net deferred financing costs that would be potentially reclassified to reduce the debt carrying balance.

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

Dispositions

Water Solutions

In December 2014, our board of directors approved a formal plan to sell Water Solutions, of which we owned a 60% interest. In June 2015, we entered into a purchase and sale agreement with American Water Works Company, Inc. (“American Water”) pursuant to which American Water acquired Water Solutions for consideration of approximately $130.0 million, inclusive of cash and debt and subject to other customary adjustments. The sale closed in July 2015, and we received approximately $66.8 million in net proceeds, resulting in a gain of approximately $57.8 million. The transaction is recorded as Discontinued Operations.

ArcLight Capital Partners, LLC

On March 31, 2015, we entered into a joint venture agreement with an affiliate of ArcLight Capital Partners, LLC (“ArcLight”) to jointly develop 32 specifically designated wells in our Butler County, Pennsylvania operated area. ArcLight will participate and fund 35.0% of the estimated well costs for the designated wells. We expect to receive total consideration for the transaction of approximately $67.0 million, of which $16.6 million was received at closing for wells that had previously been completed or were at that time in the process of being drilled and completed. As of December 31, 2015, ArcLight had paid approximately $39.8 million for their interest in wells that have been drilled or are in the process of being drilled. The remainder of the proceeds will be received as additional wells are and completed and placed into service. Upon the attainment of certain return on investment and internal rate of return thresholds, 50.0% of ArcLight’s 35.0% working interest will revert back to us, leaving ArcLight with a 17.5% working interest.

The ArcLight transaction constitutes a pooling of assets in a joint undertaking to develop these specific properties for which there is substantial uncertainty about the ability to recover the costs applicable to our interest in the properties. Under the terms of the agreement, we hold a substantial obligation for future performance, which may not be proportionally reimbursed by ArcLight. Due to the uncertainty that exists on the recoverability of costs associated with our retained interest, proceeds received from ArcLight are considered a recovery of costs and no gain or loss is recognized. Due to the fixed payment per well structure of the transaction, payments by ArcLight are treated as gains or losses, as appropriate, on a well-by-well basis for tax purposes.

Keystone Midstream Services, LLC

On May 29, 2012, we closed the sale of our ownership in Keystone Midstream Services, LLC (“Keystone Midstream”), which we had accounted for as an equity method investment. The base consideration for the sale was $483.2 million after adjustments for closing cash, working capital and outstanding debt. Our net proceeds at closing totaled $121.4 million, net of $3.3 million for our share of transactional costs which we recorded as Gain (Loss) on Equity Method Investments on our Consolidated Statement of Operations. During the third quarter of 2012, we recorded $0.5 million of post-closing settlement charges, effectively decreasing our net proceeds to approximately $120.9 million. We have used the proceeds to pay down amounts outstanding under our Senior Credit Facility and for working capital. The amount received at closing excluded approximately $14.3 million held in escrow to be paid out over the course of the 12 months following closing. During 2012, we received approximately $7.2 million of the outstanding escrow amount and during 2013 we received final distributions from the escrow of approximately $6.9 million, with the remaining amounts funding claims made by the purchaser. Also included in the proceeds at closing was approximately $3.8 million funded by other sellers in the transaction as consideration for our entry into an amendment to one of our gas gathering, compression and processing agreements. This consideration is recorded as Other Deposits and Liabilities on our Consolidated Balance Sheet and will be recognized in earnings over the term of the gas gathering, compression and processing agreement. We recognized a gain on the sale of our investment of Keystone Midstream, including the post-closing adjustment of $0.5 million and the receipt of the escrow funds of $7.2 million, of $99.4 million, in 2012 and a gain of approximately $6.9 million in 2013, all of which were recorded as Other Income (Expense) in our Consolidated Statement of Operations. See Note 5, Equity Method Investments, to our Consolidated Financial Statements for additional information on Keystone Midstream.

4.	DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE

DJ Basin

During December 2011, our board of directors approved a formal plan to sell our DJ Basin assets located in the states of Wyoming and Colorado. During 2012, we sold various parcels of acreage throughout our DJ Basin. During the first quarter of 2013, we entered an agreement to sell our remaining DJ Basin assets for $3.1 million. This transaction closed during the second quarter of 2013 and resulted in a gain of approximately $1.0 million. As of December 31, 2015 and 2014, we had no assets or liabilities related to the DJ Basin or continuing cash flows from this region.

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

	December 31,
($ in Thousands)	2015	2014	2013
Revenues:
Oil, Natural Gas and NGL Sales	$—	$—	$25
Total Operating Revenue	—	—	25
Costs and Expenses:
Production and Lease Operating Expense	—	—	104
General and Administrative Expense	—	—	23
Exploration Expense	—	—	97
Other Operating Income	—	—	(3)
Gain on Disposal of Asset	—	—	(969)
Total Income	—	—	(748)
Income from Discontinued Operations Before Income Taxes	—	—	773
Income Tax Expense	—	—	(1,005)
Loss from Discontinued Operations, net of taxes	$—	$—	$(232)
Production:
Crude Oil (Bbls)	—	—	356

Water Solutions Holdings, LLC

As described in Note 3 above, we sold Water Solutions pursuant to a purchase and sale agreement with American Water.

The carrying value of the assets and liabilities of Water Solutions Holdings, LLC that are classified as held for sale in the accompanying Consolidated Balance Sheet at December 31, 2014 are as follows:

December 31,
($ in Thousands)	2014
Assets:
Cash and Cash Equivalents	$118
Accounts Receivable	13,226
Inventory, Prepaid Expenses and Other	163
Total Current Assets	13,507
Other Property and Equipment, Net	19,690
Wells and Facilities in Progress	688
Intangible Assets, Net	372
Total Long-Term Assets	20,750
Total Assets Held for Sale	$34,257
Liabilities:
Accounts Payable	3,694
Current Maturities of Long-Term Debt	6,236
Accrued Liabilities	6,304
Total Current Liabilities	16,234
Senior Secured Line of Credit and Long-Term Debt	8,881
Long-Term Liabilities	8,881
Total Liabilities Related to Assets Held for Sale	$25,115
Net Assets Held for Sale:	$9,142

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

	December 31,
($ in Thousands)	2015	2014	2013
Revenues:
Field Services Revenue	$33,086	$58,627	$23,812
Total Operating Revenue	33,086	58,627	23,812
Costs and Expenses:
General and Administrative Expense	1,961	4,081	2,287
Depreciation, Depletion, Amortization and Accretion	78	3,703	1,559
Impairment Expense	—	67	-
Field Service Operating Expense	25,981	44,369	17,318
(Gain) Loss on Disposal of Asset	(44)	(55)	46
Interest Expense	487	628	106
Other (Income) Expense	(57,589)	66	84
Total Costs and Expenses (Income)	(29,126)	52,859	21,400
Income from Discontinued Operations Before Income Taxes	62,212	5,768	2,412
Income Tax Expense	(24,227)	(768)	(369)
Income from Discontinued Operations, net of taxes	37,985	$5,000	$2,043

During 2015, Water Solutions spent approximately $8.6 million in capital expenditures on facilities and equipment to support its business growth. In addition to its cash capital expenditures, Water Solutions incurred approximately $1.0 million in non-cash vehicle acquisitions primarily related to its capital lease program.

5.	EQUITY METHOD INVESTMENTS

RW Gathering

RW Gathering, LLC (“RW Gathering”) is a Delaware limited liability company that we jointly own with WPX Energy Inc. (“WPX”) and Sumitomo, with our ownership equaling 40%. RW Gathering owns gas-gathering and other midstream assets that service jointly owned properties in Westmoreland and Clearfield Counties, Pennsylvania.

Our investment in RW Gathering totaled approximately $17.9 million as of December 31, 2014, and was recorded on our Consolidated Balance Sheet as Equity Method Investments. During the second quarter of 2015 we incurred a 100% impairment charge of $17.5 million related to RW Gathering (for additional information, see Note 16, Impairment Expense, to our Consolidated Financial Statements). We did not make any capital contributions to RW Gathering during 2015 and 2014. RW Gathering recorded net losses from continuing operations of $2.0 million, $2.0 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The losses incurred were due to insurance fees, bank fees, rent expenses and DD&A expense. Our share of the net loss from continuing operations incurred by RW Gathering is recorded on the Statements of Operations as Loss on Equity Method Investments.  As of June 30, 2015, we discontinued applying the equity method of accounting for our share of the net losses due to our investment being reduced to zero.

6.	CONCENTRATIONS OF CREDIT RISK

At times during the years ended December 31, 2015 and 2014, our cash balance may have exceeded the Federal Deposit Insurance Corporation’s limit of $250,000. There were no losses incurred due to such concentrations.

By using derivative instruments to hedge exposure to changes in commodity prices, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of the derivative is positive, the counterparty owes us, which creates repayment risk. We minimize the credit or repayment risk in derivative instruments by entering into transactions with five high-quality counterparties. Our counterparties are investment grade financial institutions, and lenders in our Senior Credit Facility. We have a master netting agreement in place with our counterparties that provides for the offsetting of payables against receivables from separate derivative contracts. None of our derivative contracts have a collateral provision that would require funding prior to the scheduled settlement date. For additional information, see Note 2, Summary of Significant Accounting Policies, and Note 10, Fair Value of Financial Instruments and Derivative Instruments, to our Consolidated Financial Statements.

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. At December 31, 2015, we carried approximately $12.1 million in production receivables, of which approximately $10.5 million were production receivables due from four purchasers. At December 31, 2014, we carried approximately $25.2 million in production receivables, of which approximately $21.4 million were production receivables due from four purchasers. We believe the growth in our Appalachian estimated proved reserves will help us to minimize our future risks by diversifying our ratio of oil and gas sales as well as the quantity of purchasers.

7.	COMMITMENTS AND CONTINGENCIES

Legal Reserves

We are involved in various legal proceedings that arise in the ordinary course of our business. Although we cannot predict the outcome of these proceedings with certainty, we do not currently expect these matters to have a material adverse effect on our consolidated financial position or results of operations.

As of December 31, 2015 and 2014, we did not have any reserves established for future legal obligations. The establishment of a reserve involves an estimation process that includes the advice of legal counsel and the subjective judgment of management. While we currently believe that no reserve is needed, there are uncertainties associated with legal proceedings and we can give no assurance that our estimate of any related liability will not increase or decrease in the future. The unreserved exposures for our legal proceedings could change based upon developments in those proceedings or changes in the facts and circumstances. It is possible that we could incur future losses that are not currently accrued. Based on currently available information, we believe that it is remote that future costs, if any, would have a material adverse effect on our consolidated financial position, although cash flow could be significantly impacted in the reporting periods in which such costs might be incurred.

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

Letters of Credit

As of December 31, 2015 and 2014, we had posted $41.0 million and $6.0 million, respectively, in various letters of credit to secure our drilling and related operations. Approximately $39.8 million of the letters of credit outstanding at December 31, 2015 are related to firm natural gas transportation agreements.

Lease Commitments

At December 31, 2015 we had lease commitments for various real estate leases. Rent expense from continuing operations has been recorded in General and Administrative expense as $1.0 million, $0.8 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Lease commitments by year for each of the next five years are presented in the table below.

($ in Thousands)
2016	$1,058
2017	991
2018	565
2019	563
2020	422
Thereafter	—
Total	$3,599

Capacity Reservation

We are a party to a capacity reservation arrangement with a subsidiary of MarkWest Energy Partners, L.P. (“MarkWest”) to ensure sufficient capacity at the cryogenic gas processing plants owned by MarkWest to process our produced natural gas. In the event that we do not process any gas through the cryogenic gas processing plants, we may be obligated to pay approximately $14.4 million in 2016, $16.4 million in 2017, $16.4 million in 2018, $16.4 million in 2019, $16.5 million in 2020 and $97.2 million thereafter, assuming our average working interest in the region of approximately 52.6%. For the years ended December 31, 2015, 2014 and 2013, we incurred capacity reservation charges of $0.6 million, $0.2 million and $0.3 million, respectively. Charges for the capacity reservation are recorded as Production and Lease Operating Expense on our Consolidated Statements of Operations.

Operational Commitments

We have contracted drilling rig services on one rig to support our Appalachian Basin operations. The minimum cost to retain this rig would require gross payments of approximately $2.3 million in 2016 and $2.3 million in 2017, which would be partially offset by other working interest owners, which vary from well to well. During the first quarter of 2015, we terminated two rig contracts earlier than their original term. To satisfy the early release, we incurred approximately $4.8 million in early termination fees, which were classified as Other Operating Expense in our Consolidated Statement of Operations as of December 31, 2015. Approximately $2.5 million of this amount was paid in January 2015 with the remaining amount paid in January 2016. We also have agreements for contracted completion services in the Appalachian Basin. The minimum gross cost to retain the completion services is approximately $4.0 million in 2016, which would be partially offset by other working interest owners, which vary from well to well.

Natural Gas Gathering, Processing and Sales Agreements

During the normal course of business we have entered into certain agreements to ensure the gathering, transportation, processing and sales of specified quantities of our oil, natural gas and NGLs. In some instances, we are obligated to pay shortfall fees, whereby we would pay a fee for any difference between actual volumes provided as compared to volumes that have been committed. In other instances, we are obligated to pay a fee on all volumes that are subject to the related agreement. In connection with our entry into certain of these agreements, we concurrently entered into a guaranty whereby we have guaranteed the payment of obligations under the specified agreements up to a maximum of $421.8 million.

For the years ended December 31, 2015, 2014 and 2013, we incurred expenses related to the transportation, processing and marketing our oil, natural gas and natural gas liquids of approximately $79.5 million, $55.4 million and $26.4 million, respectively.

Minimum net obligations under these sales, gathering and transportation agreements for the next five years are as follows:

($ in Thousands)	Total
2016	$23,836
2017	38,434
2018	39,993
2019	39,017
2020	37,744
Thereafter	395,980
Total	$575,004

Pennsylvania Impact Fee

In 2012, Pennsylvania instituted a natural gas impact fee on producers of unconventional natural gas. The fee will is imposed on every producer of unconventional natural gas and applies to unconventional wells spud in Pennsylvania regardless of when spudding occurred. Unconventional gas wells that were spud prior to 2012 are considered to be spud in 2011 for purposes of determining the fee, which is considered year one for those wells. The fee for each unconventional natural gas well is determined using the following matrix with vertical unconventional natural gas wells being charged 20%:

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

For the years ended December 31, 2015, 2014 and 2013, we incurred approximately $3.0 million, $4.1 million and $3.2 million, respectively, in fees related to the natural gas impact fee. We have recorded these fees as Production and Lease Operating Expense on our Consolidated Statement of Operations.

8.	RELATED PARTY TRANSACTIONS

Aircraft Services

We have an oral month-to-month agreement with Charlie Brown Air Corp. (“Charlie Brown”), a New York corporation owned by Lance T. Shaner, our Chairman, regarding the use of one airplane owned or managed on our behalf by Charlie Brown. Under our agreement with Charlie Brown, we pay a monthly fee for the right to use the airplanes equal to our percentage (based upon the total number of hours of use of the airplanes by us) of the monthly fixed costs for the airplanes, plus a variable per hour flight rate that ranges from $700 to $1,560 per hour. For the years ended December 31, 2015 and 2014, we paid Charlie Brown $0.1 million and $0.1 million, respectively, for the use of the aircrafts, including the variable per hour cost in addition to pilot fees, maintenance, hangar rental and other miscellaneous expenses. For the year ended December 31, 2013, the amounts paid to Charlie Brown were negligible.

We own a 50% membership interest in Charlie Brown Air II, LLC (“Charlie Brown II”). Shaner Hotel Group Limited Partnership, a Delaware limited partnership controlled by Mr. Lance T. Shaner (“Shaner Hotel”), in Charlie Brown II, which owns and operates an Eclipse 500 aircraft.

Charlie Brown II has a loan from Graystone Bank to purchase the aircraft that was originally $1.5 million at its inception in June 2007. The loan matures on June 21, 2017 and bears interest at a rate of LIBOR plus 2.5%. The loan required payments of interest only for the first three months of the loan. Thereafter, Charlie Brown II has been required to make monthly payments of principal and interest utilizing an amortization period of 180 months. The company and Shaner Hotel each guarantee up to fifty percent, or $0.8 million, of the principal balance of the loan. The balance of this loan as of December 31, 2015 and 2014 was approximately $1.0 million and $1.1 million, respectively. For the years ended December 31, 2015, 2014 and 2013, we paid Charlie Brown II approximately $0.3 million, $0.2 million and $0.2 million, respectively, for loan interest, services rendered and retainer fees.

The business affairs of Charlie Brown Air II, LLC are managed by two members, appointed by each of its two owners. We have designated Thomas C. Stabley, our President and Chief Executive Officer, as the manager representing our membership interest. Actions of the company must be approved by a majority of the interest percentages of the managers. Each manager votes in matters before the company in accordance with the membership interest percentage of the member that appointed the manager. Certain events, such as the sale by a member of its interest, the merger or consolidation of the company, the filing of bankruptcy, or the sale of the airplane owned by Charlie Brown Air II, LLC, require the written consent of both managers. The consent of managers is also required before the company may change or terminate the management agreement with Charlie Brown, incur any indebtedness, sell substantially all of the company’s assets or sell the airplane owned by the company. In the event that the members are unable to unanimously agree upon any of these matters within 10 days of the proposal of any such matter, an “impasse” may be declared, and the airplane will be sold by the company.

As of December 31, 2015, there were negligible amounts due to or from us to any Shaner affiliated entities.

Office Rental

On June 27, 2012, we entered into an office lease agreement with Shaner Office Holdings, L.P., a limited partnership controlled by Lance T. Shaner. The office lease, which replaced our former headquarters office lease in State College, Pennsylvania, calls for monthly rental payments in the amount of $35,000 which began on April 1, 2013 and ends on December 31, 2017, with an annual Consumer Price Index (“CPI”) adjustment. The annual CPI adjustment is capped at 2.5%. The term of the lease may be extended for up to three five-year extensions or the property may be purchased outright by our exercise of a purchase option at the end of the initial five-year lease term. For the year 2015, we paid Shaner Office Holdings, L.P. approximately $0.5 million in office rental payments and utilities. We account for this lease as an operating lease, subsequently recording the rental payments as General and Administrative Expense on our Consolidated Statements of Operations. During the third quarter of 2013, we purchased a parcel of land adjacent to our headquarters office location from Shaner Office Holdings, L.P. for approximately $0.6 million.

RW Gathering, LLC

We own a 40% interest in RW Gathering which owns gas-gathering assets to facilitate the development of our joint operations with WPX and Sumitomo (see Note 5, Equity Method Investments, to our Consolidated Financial Statements). We incurred approximately $0.7 million, $0.7 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, in compression expenses that were charged to us from Williams Appalachia, LLC. These costs are in relation to compression costs incurred by RW Gathering and are recorded as Production and Lease Operating Expense on our Consolidated Statement of Operations. As of December 31, 2015, 2014 and 2013, there were no receivables or payables in relation to RW Gathering due to or from us.

Water Solutions

We incurred approximately $6.1 million, $20.1 million and $10.7 million in gross water transfer and equipment rental expenses that were charged to us from Water Solutions during 2015 (through the date of sale in July 2015), 2014 and 2013, respectively. Of the amounts incurred, we eliminated approximately $4.7 million, $16.2 million and $8.8 million in consolidation for the years 2015, 2014 and 2013, respectively. As of December 31, 2015 we had no payables due to sale of our interest in Water Solutions during third quarter 2015 as compared to approximately $1.3 million as of December 31, 2014, owed to Water Solutions for work performed during the periods. As of December 31, 2015 and 2014, we classified the operations of Water Solutions as Discontinued Operations. See note 4, Discontinued Operations/Assets Held for Sale, of our Consolidated Financial Statements for additional information.

9.	LONG-TERM DEBT

Senior Credit Facility

We maintain a revolving credit facility evidenced by the Credit Agreement, dated March 27, 2013, with Royal Bank of Canada, as Administrative Agent and lenders from time to time parties thereto (as amended from time to time, the “Senior Credit Facility”). Borrowings under the Senior Credit Facility are limited by a borrowing base that is determined in regard to our oil and gas properties. The borrowing base under the Senior Credit Facility as of December 31, 2015 was $350.0 million; however, the revolving credit facility may be increased to up to $500.0 million upon re-determinations of the borrowing base, consent of the lenders and other conditions prescribed in the agreement. Within the Senior Credit Facility, a letter of credit subfacility exists of up to $60.0 million of letters of credit. As of December 31, 2015, we had $41.0 million in undrawn letters of credit outstanding. In conjunction with our offer to exchange senior unsecured notes, on February 3, 2016, our Senior Credit Facility was amended to lower our borrowing base to $200.0 million. Effective April 1, 2016, our borrowing base will be further reduced to $190.0 million. For additional information on our most recent Senior Credit Facility amendments, see Note 26, Subsequent Events, to our Consolidated Financial Statements. The Senior Credit Facility provides that the borrowing base will be re-determined semi-annually by the lenders, in good faith, based on, among other things, reports regarding our oil and gas reserves attributable to our oil and gas properties, together with a projection of related production and future net income, taxes, operating expenses and capital expenditures. We may, or the Administrative Agent at the direction of a majority of the lenders may, each elect once per calendar year to cause the borrowing base to be re-determined between the scheduled re-determinations. In addition, we may request interim borrowing base re-determinations upon our proposed acquisition of proved developed producing oil and gas reserves with a purchase price for such reserves greater than 10% of the then borrowing base. Our next scheduled redetermination will occur on or about July 1, 2016. As of December 31, 2015, loans made under the Senior Credit Facility were set to mature on September 12, 2019. In certain circumstances, we may be required to prepay the loans. Management does not believe that a prepayment will be required within the next twelve months. As of December 31, 2015, we had $111.5 million outstanding and as of December 31, 2014 we had no borrowings outstanding on the Senior Credit Facility.

Subsequent to our February 3, 2016 amendment, and at our election, borrowings under the Senior Credit Facility bear interest at a rate per annum equal to the “Adjusted LIBO Rate” or the “Alternate Base Rate,” plus, in each case, an applicable per annum margin.  The “Adjusted LIBO Rate” is equal to the product of (i) the rate per annum as determined by the administrative agent by reference to the rate set by ICE Benchmark Administration for deposits in dollars for a period equal to the applicable interest period (the “LIBO Rate”), multiplied by (ii) the statutory reserve rate.  The Alternate Base Rate is equal to the greatest of (a) Royal Bank of Canada’s prime rate in effect at its principal office in Toronto, Canada, (b) the weighted average of the rates on overnight Federal funds transactions published on the next succeeding business day by the Federal Reserve Bank of New York (the “Federal Funds Effective Rate”), plus 0.5%, and (c) the Adjusted LIBO Rate for a one month interest period plus 1.0%.  The applicable per annum margin, in the case of loans bearing interest at the Adjusted LIBO Rate, ranges from 225 to 325 basis points, and in the case of loans bearing interest at the Alternate Base Rate, ranges from 125 to 225 basis points, in each case, determined based upon our borrowing base utilization at such date of determination. Upon the occurrence and continuance of an event of default, all outstanding loans shall bear interest at a per annum rate equal to 200 basis points plus the then effective rate of interest. Interest is payable on the last day of each applicable interest period.

Under the Senior Credit Facility, we may enter into commodity swap agreements with counterparties approved by the lenders, provided that the notional volumes for such agreements, when aggregated with other commodity swap agreements then in effect (other than basis differential swaps on volumes already hedged pursuant to other swap agreements), do not exceed, as of the date the swap agreement is executed, 85% of the reasonably anticipated projected production from our proved developed producing reserves for the 36 months following the date such agreement is entered into, and 75% thereafter, for each of crude oil and natural gas, calculated separately. As of December 31, 2015, we were in compliance with these swap agreement restrictions. We may also enter into interest rate swap agreements with counterparties approved by the lenders that convert interest rates from floating to fixed provided that the notional amounts of those agreements, when aggregated with all other similar interest rate swap agreements then in effect, do not exceed the greater of $20 million or 75% of the then outstanding principal amount of our debt for borrowed money which bears interest at a floating rate.

The Senior Credit Facility contains covenants that restrict our ability to, among other things, materially change our business; approve and distribute dividends; enter into transactions with affiliates; create or acquire additional subsidiaries; incur indebtedness; sell assets; make loans to others; make investments; enter into mergers; incur liens; and enter into agreements regarding swap and other derivative transactions (for further information, see Note 2, Summary of Significant Accounting Policies, Note 6, Concentrations of Credit Risk, and Note 10, Fair Value of Financial Instruments and Derivative Instruments, to our Consolidated Financial Statements). Borrowings under the Senior Credit Facility have been used to finance our working capital needs and for general corporate purposes in the ordinary course of business, including the exploration, acquisition and development of oil and gas properties. Obligations under the Senior Credit Facility are secured by mortgages on the oil and gas properties of our subsidiaries located in the states of Pennsylvania, Ohio, Illinois and Indiana. As a result of the March 14, 2016 amendment to our Senior Credit Facility, we are required to maintain liens on 95% of the total value of all our oil and gas properties, with certain properties within our Moraine East operated area and our Warrior North operated area requiring liens on 100% of such properties.

The Senior Credit Facility requires we meet, on a quarterly basis, financial requirements of a minimum consolidated current ratio and a maximum net senior secured debt to EBITDAX ratio. EBITDAX is a non-GAAP financial measure used by our management team and by other users of our financial statements, such as our commercial bank lenders, which adds to or subtracts from net income the following expenses or income for a given period to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, depletion, amortization, unrealized gains and losses from derivatives, exploration expense and other similar non-cash activity. The Senior Credit Facility requires that as of the last day of any fiscal quarter, our ratio of consolidated current assets, which includes the unused portion of our borrowing base, as of such day to consolidated current liabilities as of such day, known as our current ratio, must not be less than 1.0 to 1.0. Our current ratio as of December 31, 2015 was approximately 2.3 to 1.0. We do not anticipate being in compliance with our current ratio requirement at March 31, 2016; however, we have received a waiver of this covenant for the period ending March 31, 2016 from the lenders under our revolving credit facility.  Subsequent to March 31, 2016, we expect proceeds from our joint venture operations will bring us back in compliance with the current ratio requirement of 1.0 to 1.0. Additionally, as of the last day of any fiscal quarter, our ratio of net senior secured debt to EBITDAX for the trailing twelve months must not exceed 3.0 to 1.0. Our ratio of total debt to EBITDAX as of December 31, 2015 was approximately 1.7 to 1.0. As a result of the March 14, 2016 amendment, in the event that at least 80% of our Senior Notes exchange such notes for new second lien notes, our required net senior secured debt to EBITDAX ratio will decrease to 2.75 to 1.0. See Note 26, Subsequent Events, to our Consolidated Financial Statements for additional information on our Senior Credit Facility amendments and the proposed exchange offer.

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

On July 17, 2014, we issued a $325.0 million aggregate principal amount of 6.25% senior notes (the “2022 Senior Notes”) in a private offering at an issue price of 100.0% due to mature on August 1, 2022. The net proceeds of the 2022 Senior Notes, after discounts and expenses, were approximately $318.8 million. Debt issuance costs of $6.3 million were recorded as Deferred Financing Costs and Other Assets – Net on our Consolidated Balance Sheet and are being amortized over the term of the notes as Interest Expense on our Consolidated Statements of Operations. Interest is payable semi-annually at a rate of 6.25% per annum on February 1 and August 1 of each year, with the first interest payment made on February 1, 2015.

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

The Senior Notes due 2020 and the Senior Notes due 2022 (collectively, the “Senior Notes”) are fully and unconditionally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. In addition, there are no significant restrictions on our ability, or the ability of any subsidiary guarantor, to receive funds from our subsidiaries through dividends, loans, advances or otherwise. For additional information on our guarantor and non-guarantor subsidiaries, see Note 25, Condensed Consolidating Financial Information, to our Consolidated Financial Statements.

As of December 31, 2015 and 2014, we had recorded on our Consolidated Balance Sheets approximately $677.3 million and $677.7 million of Senior Notes, which is inclusive of a net premium of $2.3 million and $2.7 million, respectively. The amortization of our net premium in 2015 and 2014, which follows the effective interest method, was approximately $0.4 million in each year and was recorded as a credit to Interest Expense on our Consolidated Statement of Operations.

Our Senior Notes are governed by indentures with substantially similar terms and provisions (the “Indentures”). The Indentures contain affirmative and negative covenants that are customary for instruments of this nature, including restrictions or limitations on the ability to incur additional debt, pay dividends, purchase or redeem stock or subordinated indebtedness, make investments, create liens, sell assets, merge with or into other companies or sell substantially all of its assets, unless those actions satisfy the terms and conditions of the Indentures or are otherwise excepted or permitted. Certain of the limitations in the Indentures, including the ability to incur debt, pay dividends or make other restricted payments, become more restrictive in the event our ratio of consolidated cash flow to fixed charges for the most recent trailing four quarters (the “Fixed Charge Coverage Ratio”) is less than 2.25:1. As of December 31, 2015, the Company’s Fixed Charge Coverage Ratio was 1.3. We expect our Fixed Charge Coverage Ratio to be less than 2.25:1 for the remainder of 2016. As a result, we anticipate that our ability to incur debt, pay dividends or make certain other restricted payments will be subject to the more restrictive provisions of the Indentures for those periods. As of December 31, 2015, we were limited to incurring an additional $213.6 million in additional debt due to our Fixed Charge Coverage Ratio. The Indentures also contain customary events of default, including cross-default features with any other indebtedness. In certain circumstances, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately.

On February 3, 2016, we announced the commencement of an exchange offer related to our Senior Notes. For additional information on the exchange offer, see Note 26, Subsequent Events, to our Consolidated Financial Statements.

In addition to the Senior Credit Facility and the Senior Notes, we may, from time to time in the normal course of business finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and other obligations consisted of the following at December 31, 2015 and December 31, 2014:

($ in Thousands)	December 31, 2015	December 31, 2014
8.875% Senior Notes Due 2020	$350,000	$350,000
6.25% Senior Notes Due 2022	325,000	325,000
Premium on Senior Notes, Net	2,344	2,725
Senior Line of Credit(a)	111,500	—
Capital Leases and Other Obligations(a)	618	1,427
Total Debt	789,462	679,152
Less Current Portion of Long-Term Debt	(590)	(1,176)
Total Long-Term Debt	$788,872	$677,976
(a)

The weighted average interest rate on borrowings under our Senior Credit Facility for the years ended December 31, 2015, 2014 and 2013 was approximately 1.7%, 2.2 % and 1.9%, respectively. The weighted average interest rate on our Capital Leases and Other Obligations as of December 31, 2015, 2014 and 2013 was approximately 5.5%, 4.0% and 5.3%, respectively.

The following is the principal maturity schedule for total debt outstanding as of December 31, 2015:

($ in thousands)	Year Ended December 31,
2016	$590
2017	28
2018	—
2019	111,500
2020	350,000
Thereafter	325,000
Total[1]	$787,118
1	Does not include $2.3 million net premium on Senior Notes.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE INSTRUMENTS

Natural Gas, Oil and NGL Derivatives

We enter derivative financial instruments with the primary objective of managing our exposure to commodity price fluctuations and providing more predictable cash flows. Our results of operations and operating cash flows are impacted by changes in market prices for oil, natural gas and NGLs. To mitigate a portion of the exposure to adverse market changes, we enter into oil, natural gas and NGL commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling, we make payments to our counterparties. We do not enter into these arrangements for speculative trading purposes. As of December 31, 2015, 2014 and 2013, our commodity derivative instruments consisted of fixed rate swap contracts, puts, collars, swaptions, deferred put spreads, cap swaps, call protected swaps, basis swaps and three-way collars. We did not designate these instruments as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as Gain (Loss) on Derivatives, Net. For additional information, see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements.

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

None of our commodity derivatives are designated for hedge accounting but are, to a degree, an economic offset to our commodity price exposure. We utilize the mark-to-market accounting method to account for these contracts. We recognize all gains and losses related to these contracts in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Income (Expense). We received net cash settlements of $54.9 million, $6.0 million and $7.1 million in relation to our commodity derivatives for the years ended December 31, 2015, 2014 and 2013 respectively.

As of December 31, 2015, we had over 45.0% of our 2015 oil production volumes hedged through 2016, over 100.0% of our 2015 natural gas production volumes hedged through 2016 and over 40.0% of our 2015 NGL production volumes hedged through 2016. Including the effects of derivatives added since December 31, 2015, we have over 70.0% of our 2015 oil production hedged through 2016, over 100.0% of our 2015 natural gas production hedged through 2016 and over 45.0% of our 2015 NGL production hedged through 2016. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future development or the natural decline of our oil and gas production.

Interest Rate Derivatives

We are exposed to interest rate risk on our long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in the market interest rates which are lower than our current fixed rate. Variable rate debt, where the interest rate fluctuates, exposes us to changes in market interest rates, which may increase over time. As of December 31, 2015, we had approximately $111.5 million in borrowings outstanding under our Senior Credit Facility, which is subject to variable rates of interest, and had $675.0 million of Senior Notes outstanding subject to a fixed interest rate. See Note 9, Long-Term Debt, to our Consolidated Financial Statements for additional information on our Senior Credit Facility and Senior Notes.

We did enter into fixed-to-variable interest rate swaps during 2015 and 2014, however there were no arrangements in place as of December 31, 2015 and 2014. We utilize the mark-to-market accounting method to account for our interest rate swaps. We recognize all gains and losses related to these contracts in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Income (Expense). During the years ended December 31, 2015 and 2014, we received cash payments of approximately $0.9 million and $1.3 million, respectively, related to our interest rate swaps.

The following table summarizes the location and amounts of gains and losses on our derivative instruments from continuing operations, none of which are designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
($ in Thousands)	2015	2014	2013
Oil	$7,132	$8,613	$(2,798)
Natural Gas	37,647	18,406	1,807
NGLs	14,463	10,340	(1,711)
Interest Rate	934	1,517	(206)
Gain (Loss) on Derivatives, Net	$60,176	$38,876	$(2,908)

We account for our derivatives in accordance with ASC 815, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The fair value associated with our derivative instruments was a net asset of $35.8 million as of December 31, 2015, and a net asset of $31.4 million at December 31, 2014. Our open asset/(liability) financial commodity derivative instrument positions at December 31, 2015 consisted of the following:

Period	Volume	Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2016 - Deferred Put Spreads	120,000 Bbls	$50.00	$65.00	$—	$—	$852
2016 - Collars	379,500 Bbls	—	39.17	52.67	—	1,078
2016 - Three-Way Collars	45,000 Bbls	50.00	65.00	70.00	—	577
	544,500 Bbls					$2,507
Natural Gas
2016 - Swaps	12,900,000 Mcf	$—	$—	$—	$3.19	$8,717
2016 - Swaptions	1,200,000 Mcf	—	—	—	3.15	596
2016 - Cap Swaps	3,600,000 Mcf	3.45	—	—	4.11	1,977
2016 - Three-Way Collars	18,570,000 Mcf	2.34	3.04	3.86	—	5,941
2016 - Put Spread	4,500,000 Mcf	2.93	3.59	—	—	1,737
2016 - Basis Swaps - Dominion South	16,630,000 Mcf	—	—	—	(0.94)	(1,634)
2016 - Collars	3,900,000 Mcf	—	2.82	3.32	—	1,728
2017 - Swaps	960,000 Mcf	—	—	—	3.60	797
2017 - Swaptions	0 Mcf	—	—	—	—	(297)
2017 - Cap Swaps	2,100,000 Mcf	3.34	—	—	4.07	1,225
2017 - Three-Way Collars	16,300,000 Mcf	2.33	3.02	3.89	—	4,319
2017 - Basis Swaps - Dominion South	4,550,000 Mcf	—	—	—	(0.83)	(665)
2017 - Basis Swaps - Texas Gas	14,600,000 Mcf	—	—	—	(0.13)	(19)
2017 - Calls	3,000,000 Mcf	—	—	3.64	—	(380)
2018 - Swaps	960,000 Mcf	—	—	—	3.60	797
2018 - Cap Swaps	1,800,000 Mcf	3.30	—	—	4.05	1,069
2018 - Three-Way Collars	7,875,000 Mcf	2.29	2.88	3.56	—	916
2018 - Calls	5,810,000 Mcf	—	—	3.97	—	(609)
2018 - Basis Swaps - Dominion South	6,400,000 Mcf	—	—	—	(0.83)	(960)
2018 - Basis Swaps - Texas Gas	14,600,000 Mcf	—	—	—	(0.13)	(19)
2019 - Basis Swaps - Dominion South	7,300,000 Mcf	—	—	—	(0.83)	(1,103)
2020 - Basis Swaps - Dominion South	7,320,000 Mcf	—	—	—	(0.83)	(1,106)
	154,875,000 Mcf					$23,027
NGLs
2016 C3 + NGL Swaps	1,131,000 Bbls	$—	$—	$—	$32.76	$9,888
2016 Ethane Swaps	240,000 Bbls	—	—	—	8.82	362
2017 C3 + NGL Swaps	180,000 Bbls	—	—	—	21.42	344
	1,551,000 Bbls					$10,594
Refined Product (Heating Oil)
2016 - Swaps	12,000 Bbls	$—	$—	$—	$84.00	$(376)
	12,000 Bbls					$(376)

The combined fair value of our derivatives included in our Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014 is summarized below.

	December 31,	December 31,
($ in Thousands)	2015	2014
Short-Term Derivative Assets:
Crude Oil—Collars	$1,078	$—
Crude Oil—Call Protected Swap	—	1,227
Crude Oil—Deferred Put Spread	852	1,413
Crude Oil—Three-Way Collars	577	4,596
NGL—Swaps	10,250	6,181
Natural Gas—Swaps	9,010	4,522
Natural Gas—Cap Swaps	1,977	3,430
Natural Gas—Basis Swaps	70	2,815
Natural Gas—Three-Way Collars	6,183	5,081
Natural Gas—Collars	1,728	—
Natural Gas—Swaption	798	—
Natural Gas—Put Spread	1,737	—
Total Short-Term Derivative Assets	$34,260	$29,265
Long-Term Derivative Assets:
NGL—Swaps	$344	$—
Natural Gas—Cap Swaps	2,294	1,617
Natural Gas—Swaps	1,593	1,554
Natural Gas—Basis Swaps	195	—
Natural Gas—Three-Way Collars	5,108	1,733
Total Long-Term Derivative Assets	$9,534	$4,904
Total Derivative Assets	$43,794	$34,169
Short-Term Derivative Liabilities:
Refined Product —Swaps	(376)	—
Natural Gas—Three-Way Collars	(31)	—
Natural Gas—Basis Swaps	(1,585)	(193)
Natural Gas—Call	—	(74)
Natural Gas—Swaption	(202)	(154)
Natural Gas—Swaps	(292)	-
Total Short - Term Derivative Liabilities	$(2,486)	$(421)
Long-Term Derivative Liabilities:
Natural Gas—Swaption	(297)	—
Natural Gas—Basis Swaps	(4,186)	(1,281)
Natural Gas—Call	(989)	(1,096)
Natural Gas—Three-Way Collars	(84)	—
Total Long-Term Derivative Liabilities	$(5,556)	$(2,377)
Total Derivative Liabilities	$(8,042)	$(2,798)

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

Our Level 2 fair value measurements are comprised of our derivative contracts, excluding our basis swap derivatives, and are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors, interest rates and discount rates, or can be confirmed from other active markets. The fair values recorded as of December 31, 2015 and 2014, were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party.

Our Level 3 fair value measurements are comprised of our natural gas basis swap contracts. The fair values recorded as of December 31, 2015 were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party. The significant unobservable input used in the fair value measurement of our natural gas basis swaps was the estimate of future natural gas basis differentials. Significant variations in price differentials could result in a significantly different fair value measurement. The significant unobservable inputs and the range and weighted average of these inputs used in the fair value measurements of our natural gas basis swaps as of December 31, 2015 and 2014 are included in the table below.

	As of December 31, 2015
	Range (price per Mcf)	Weighted Average (price per Mcf)	Fair Value (in thousands)
Natural Gas Basis Differential Forward Curve - Dominion South	($0.27) - ($1.08)	$(0.74)	$(5,468)
Natural Gas Basis Differential Forward Curve - Texas Gas	($0.05) - ($0.17)	$(0.12)	$(38)

	As of December 31, 2014
	Range (price per Mcf)	Weighted Average (price per Mcf)	Fair Value (in thousands)
Natural Gas Basis Differential Forward Curve	($0.27) - ($1.39)	$(0.84)	$1,341

The fair value of our derivative instruments may be different from the settlement value based on company-specific inputs, such as credit ratings, futures markets and forward curves, and readily available buyers and sellers for such assets and liabilities. During the years ended December 31, 2015 and 2014, there were no transfers into or out of Level 1 or Level 2 measurements. The following table presents the fair value hierarchy table for assets and liabilities measured at fair value:

		Fair Value Measurements at December 31, 2015 Using:
($ in Thousands)	Total Carrying Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives	$35,752	$—	$41,258	$(5,506)

		Fair Value Measurements at December 31, 2014 Using:
($ in Thousands)	Total Carrying Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives	$31,371	$—	$30,030	$1,341

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

The value of our oil derivatives are comprised of three-way collar, call protected swap and deferred put spread contracts for notional barrels of oil at interval New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The fair value of our oil derivatives as of December 31, 2015 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil and (iii) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our gas derivatives are comprised of swap, swaption, three way collar, basis swap, cap swap, call and deferred put spreads contracts for notional volumes of gas contracted at NYMEX Henry Hub (“HH”). The fair values attributable to our gas derivative contracts as of December 31, 2015 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our NGL derivatives are comprised of swaps for notional volumes of NGLs contracted at NYMEX Mont Belvieu. The fair values attributable to our NGL derivative contracts as of December 31, 2015 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for Mont Belvieu, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative instruments are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

The table below sets forth a reconciliation of our commodity derivative contracts at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014 (in thousands):

	For the Year Ended December 31,
($ in Thousands)	2015	2014
Beginning Balance of Level 3	$1,341	$4,323
Changes in Fair Value	(2,548)	(1,670)
Purchases	—	—
Settlements Received	(4,299)	(1,312)
Ending Balance of Level 3	$(5,506)	$1,341

Changes in fair value on our Level 3 commodity derivative contracts outstanding for the years ended December 31, 2015 and 2014, resulted in a gain of approximately $2.5 million and $1.7 million, respectively. These amounts have been included in Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations.

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

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value in our Consolidated Financial Statements:

	December 31, 2015		December 31, 2014
($ in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.875% Senior Notes due 2020	$350,000	$77,000	$350,000	$311,955
6.25% Senior Notes due 2022	325,000	72,313	325,000	241,313
Secured Lines of Credit	111,500	111,500	—	—
Capital Leases and Other Obligations	618	606	1,427	1,393
Total	$787,118	$261,419	$676,427	$554,661

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

Other Fair Value Measurements

We recorded an other than temporary impairment of $345.8 million related to proved properties, unproved properties and other non-revenue producing equipment. We utilize quoted futures prices and other observable market data in determining the fair value. The inputs used in determining fair value as a part of the impairment calculation are considered to be Level 2 within the fair value hierarchy. For additional information on our impairment, see Note 16, Impairment Expense, to our Consolidated Financial Statements.

11.	INCOME TAXES

We recognize deferred tax liabilities and assets for the expected future tax consequences of events that may be recognized in our financial statements or tax returns. Using this method, deferred tax liabilities and assets are determined based on the difference between the financial carrying amounts and tax basis of assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our income tax expense (benefit) from continuing operations consisted of the following:

	For the Years Ended December 31,
($ in Thousands)	2015	2014	2013
Current:
Federal	$—	$—	$(1,936)
State	—	6	(4,105)
Deferred:
Federal	(20,993)	(23,691)	509
State	(3,234)	(3,230)	1,378
Income Tax Benefit	$(24,227)	$(26,915)	$(4,154)

A reconciliation of income tax expense (benefit) using the statutory U.S. income tax rate compared with actual income tax expense is as follows:

($ in Thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Loss from continuing operations before noncontrolling interests and income taxes	$(423,245)	$(74,565)	$(6,538)
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Tax expense recognized using statutory U.S. income tax rate	$(148,136)	$(26,098)	$(2,288)
State income taxes, net of federal income tax benefit	(20,446)	(3,144)	(805)
Change in estimated future state rates	(212)	(1,015)	(484)
Permanent differences	1,609	970	83
Change in valuation allowances	143,566	2,450	(160)
Other	(608)	(78)	(500)
Total income tax benefit	$(24,227)	$(26,915)	$(4,154)
Effective income tax rate	5.7%	36.1%	63.5%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax assets (liabilities) are comprised of the following at December 31, 2015 and 2014:

	For the Years Ended December 31,
($ in Thousands)	2015	2014
Tax effects of temporary differences for:
Current:
Assets:
Asset retirement obligation	$866	$772
Deferred compensation plans	2,028	695
Compensation Accruals	767	2,087
Valuation allowances	(3,478)	(71)
Other	93	68
Total gross current deferred tax assets	276	3,551
Liabilities:
Unrealized gain on derivatives	(12,570)	(11,410)
Other	(238)	(442)
Total gross current deferred tax liabilities	(12,808)	(11,852)
Net total current deferred tax liability	$(12,532)	$(8,301)
Long-Term:
Assets:
Timing differences - tax partnerships	$4,166	$—
Tax basis of oil and gas properties in excess of book basis	8,965	—
Asset retirement obligation	16,965	15,091
Deferred compensation plans	1,083	2,218
Net operating loss carryforward	123,488	73,531
Organization costs	456	525
Deferred revenue	1,098	1,209
Percentage depletion carryforward	2,673	2,155
AMT credits	292	292
Valuation allowances	(144,681)	(4,318)
Other	280	269
Total gross long-term deferred tax assets	14,785	88,817
Liabilities:
Timing differences - tax partnerships	—	(7,135)
Book basis of oil and gas properties in excess of tax basis	—	(73,557)
Unrealized gain on derivatives	(1,574)	(999)
Other	(679)	$(980)
Total gross long-term deferred tax liabilities	(2,253)	(80,516)
Net total long-term deferred tax asset	$12,532	$8,301

(a)

As a result of certain realization requirements of FASB ASC 718, the table of deferred tax assets and liabilities does not include $1.3 million at December 31, 2015 and 2014, of excess tax benefits that arose directly from tax deductions related to stock-based compensation greater than compensation recognized for financial reporting. Total stockholders’ equity will be increased by $1.3 million if and when such excess tax benefits are ultimately realized.

Management continuously evaluates the facts and circumstances representing positive and negative evidence in the determination of our ability to realize our inventory of deferred tax assets. The company’s deferred tax assets consist primarily of net operating losses and deductible temporary differences. For the year ended December 31, 2015, management determined, based on positive and negative evidence, including our three-year cumulative loss position that it was necessary to provide a valuation allowance of approximately $148.2 million for deferred tax assets for which the company may be unable to realize the tax benefit. For the year ended December 31, 2014, management determined, based on positive and negative evidence examined and anticipated future taxable income, that it was necessary to provide a valuation allowance of approximately $4.3 million for deferred tax assets for which the company may be unable to realize the tax benefit. Our management will continue, in future periods, to assess the likely realization of the deferred tax assets. The valuation allowance may change based on future changes in circumstances.

At December 31, 2015, we had available unused gross federal net operating loss carryforwards of $308.1 million and gross state net operating loss carryforwards of $264.7 million that may be applied against future taxable income that expire from 2020 through 2035. The following table shows expirations by year for federal and state net operating loss carryforwards (all figures presented are tax effected):

Year of Expiration	Net Operating Loss Carryforwards (in thousands)
2020	$134
2021	175
2022	—
2023	899
2024	—
2025	531
2026	405
2027	1,003
2028	3,333
2029	767
2030	751
2031	19,746
2032	253
2033	19,703
2034	18,670
2035	57,118
Total	123,488

Due to a change of ownership, as defined under the provisions of the Tax Reform Act of 1986, which occurred during 2014, a portion of our domestic net operating loss and tax credit carryforwards may be limited in future periods.  Internal Revenue Code Section 382 places limitations on the amount of taxable income which may be offset by tax carryforward attributes, such as net operating losses or tax credits after a change of ownership event.  As a result of this ownership change, certain of our accumulated net operating losses may be subject to an annual limitation regarding their utilization against taxable income in future periods.  The 2014 change creates an annual utilization limit of approximately $34.8 million on our ability to utilize net operating losses generated prior to the ownership change event.  If we were to experience another ownership change in future periods, our net operating loss carryforwards may be subject to additional utilization limits.

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

Our management has concluded that, as of December 31, 2015, we have not taken any tax positions that would require disclosure as “unrecognized positions” and that no liability balance is required to offset any unsustainable positions. We did not have any accrued interest or penalties as of December 31, 2015 and 2014.

We file a consolidated federal income tax return and separate or consolidated state income tax returns in the United States federal jurisdiction and in many state jurisdictions. We are subject to U.S. federal income tax examinations and to various state tax examinations for periods after August 1, 2007.

12.	EARNINGS PER COMMON SHARE

Basic loss per common share is calculated based on the weighted average number of common shares outstanding at the end of the period, excluding restricted stock with performance-based and market-based vesting criteria. Diluted income per common share includes the speculative exercise of stock options and performance-based restricted stock which contain conditions that are not earnings or market-based, given that the hypothetical effect is not anti-dilutive. For each of the years ended December 31, 2015, 2014 and 2013, we excluded stock options to purchase 0.4 million shares of our common stock due to our Net Loss from Continuing Operations. For the years ended December 31, 2015, 2014 and 2013, we excluded performance-based restricted stock of 1.1 million shares, 0.8 million shares and 1.3 million shares, respectively, due to our Net Loss from Continuing Operations (for additional information on our non-cash compensation plans, see Note 15, Employee Benefit and Equity Plans, to our Consolidated Financial Statements). We utilize the if-converted method for calculating the impact of our 6.0% Convertible Perpetual Preferred Stock on diluted earnings per share. Under the if-converted method, convertible preferred stock is assumed as converted to common shares for the weighted average period outstanding. For the years ended December 31, 2015 and 2014, we excluded the assumed conversion of preferred stock equating to approximately 8.9 million and 3.3 million shares, respectively, due to our Net Loss from Continuing Operations. The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Numerator:
Net Loss From Continuing Operations	$(399,018)	$(47,650)	$(2,384)
Net Income From Discontinued Operations, Less Noncontrolling Interests	35,740	961	254
Less: Preferred Stock Dividends	9,660	2,335	—
Net Loss Attributable to Common Shareholders	$(372,938)	$(49,024)	$(2,130)
Denominator:
Weighted Average Common Shares Outstanding - Basic	54,392	53,150	52,572
Weighted Average Common Shares Outstanding - Diluted	54,392	53,150	52,572
Earnings per Common Share Attributable to Rex Energy Common Shareholders(a):
Basic — Net Loss From Continuing Operations	$(7.51)	$(0.94)	$(0.05)
— Net Income From Discontinued Operations	0.66	0.02	0.01
— Net Loss Attributable to Rex Energy Common Shareholders	$(6.85)	$(0.92)	$(0.04)
Diluted — Net Loss From Continuing Operations	$(7.51)	$(0.94)	$(0.05)
— Net Income From Discontinued Operations	0.66	0.02	0.01
— Net Loss Attributable to Rex Energy Common Shareholders	$(6.85)	$(0.92)	$(0.04)
(a)	All earnings per share amounts are attributable to Rex common shareholders.

13.	CAPITAL STOCK

Common Stock

Currently, our common stock is traded on the NASDAQ Global Select Market under the trading symbol “REXX”. We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of December 31, 2015 and 2014, we had 55,741,229 and 54,174,763 shares of common stock outstanding, respectively.

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

We utilized a portion of the net proceeds to fund the acquisition of assets from Shell and used the remaining proceeds to fund our capital expenditures program and for general corporate purposes.

The annual dividend on each share of the Series A Preferred Stock is 6.0% per annum on the liquidation preference of $10,000 per share and is payable quarterly, in arrears, on each February 15, May 15, August 15 and November 15 of each year, commencing on November 15, 2014. During the first quarter of 2016, we suspended the payment of these dividends.

We pay cumulative dividends, when and if declared, in cash, stock or a combination thereof, on a quarterly basis at a rate of $600 per share, or 6.0%, per year. For the years ended December 31, 2015 and 2014, we declared quarterly cash dividends totaling approximately $9.7 million and $2.3 million, respectively.

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

14.	MAJOR CUSTOMERS

For the year ended December 31, 2015, approximately $152.7 million, or 85.1%, of our commodity sales from continuing operations were attributable to four customers with the largest single purchaser accounting for $75.8 million, or 42.2%. For the year ended December 31, 2014, approximately $253.6 million, or 85.1% of our commodity sales from continuing operations were attributable to four customers with the largest single purchaser accounting for $96.4 million, or 32.4%. For the year ended December 31, 2013, approximately $179.5 million, or 83.9%, of our commodity sales from continuing operations were derived from four customers, with the largest customer being responsible for approximately $73.8 million, or 34.5%, of total commodity sales.

15.	EMPLOYEE BENEFIT AND EQUITY PLANS

401(k) Plan

We sponsor a 401(k) Plan for eligible employees who have satisfied age and service requirements. Employees can make contributions to the plan up to allowable limits. Our contributions to the plan are discretionary. Our contributions to the plan attributable to continuing operations were approximately $0.8 million, $0.9 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

2007 Long-Term Incentive Plan

We have granted stock options and restricted stock awards to various employees, non-employee directors and non-employee contractors under the terms of our Amended and Restated 2007 Long-Term Incentive Plan (the “Plan”). The Plan is administered by the Compensation Committee of our board of directors (the “Compensation Committee”). Among the Compensation Committee’s responsibilities are selecting participants to receive awards, determining the form, amount and other terms and conditions of awards, interpreting the provisions of the Plan or any award agreement and adopting such rules, forms, instruments and guidelines for administering the Plan as it deems necessary or proper. All actions, interpretations and determinations by the Compensation Committee are final and binding. The composition of the Compensation Committee is intended to permit the awards under the Plan to qualify for exemption under Rule 16b-3 of the Exchange Act. In addition, awards under the Plan, including annual incentive awards paid to executive officers subject to section 162(m) of the Code or covered employees may be designed, at the Compensation Committee’s discretion, to satisfy the requirements of section 162(m) to permit the deduction by us of the associated expenses for federal income tax purposes. The Compensation Committee has authorized the issuance of 5,979,470 shares under the Plan, with 1,144,297 and 2,825,260 still available as of December 31, 2015 and 2014, respectively.

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

Stock Options

Stock options represent the right to purchase shares of stock in the future at the fair market value of the stock on the date of grant. In the event that any outstanding award expires, is forfeited, cancelled or otherwise terminated without the issuance of shares of our common stock or is otherwise settled in cash, shares of our common stock allocable to such award, including the unexercised portion of such award, shall again be available for the purposes of the Plan. If any award is exercised by tendering shares of our common stock to us, either as full or partial payment, in connection with the exercise of such award under the Plan or to satisfy our withholding obligation with respect to an award, only the number of shares of our common stock issued net of such shares tendered will be deemed delivered for purposes of determining the maximum number of shares of our common stock then available for delivery under the Plan. During the year ended December 31, 2015, we issued 80,000 options to purchase shares of our common stock to three employees. During the year ended December 31, 2014, we did not issue options to purchase shares of our common stock.

A summary of the stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding December 31, 2012	502,253	$10.95
Granted	—	—
Exercised	(49,166)	10.85
Cancelled/Forfeited	(4,000)	23.28
Options outstanding December 31, 2013	449,087	$10.85
Granted	—	—
Exercised	(46,526)	11.09
Cancelled/Forfeited	-	-
Options outstanding December 31, 2014	402,561	$10.82
Granted	80,000	4.48
Exercised	-	-
Cancelled/Forfeited	(38,889)	11.23
Options Outstanding December 31, 2015	443,672	$9.64	2.8	$—
Options Exercisable December 31, 2015	363,672	$10.77	2.1	$—

Stock-based compensation expense from continuing operations relating to stock options for the year ended December 31, 2015, was negligible and for the years ended December 31, 2014 and 2013 totaled $0.1 million and $0.2 million, respectively. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative expense. No stock options were exercised for the year ended December 31, 2015. The intrinsic value of stock options exercised for the years ended December 31, 2014 and 2013 was $0.3 million and $0.4 million, respectively. The total tax benefit for the years ended December 31, 2015 was negligible and for the years ended December 31, 2014 and 2013 was approximately $0.1 million and $0.2 million, respectively.

A summary of the status of our issued and outstanding stock options as of December 31, 2015 is as follows:

	Outstanding		Exercisable
Exercise Price	Number Outstanding At 12/31/15	Weighted-Average Exercise Price	Number Exercisable At 12/31/15	Weighted-Average Exercise Price
$4.05	40,000	$4.05	-	$-
$4.90	40,000	$4.90	-	$-
$5.04	46,041	$5.04	46,041	$5.04
$9.50	75,000	$9.50	75,000	$9.50
$9.99	129,583	$9.99	129,583	$9.99
$10.42	29,548	$10.42	29,548	$10.42
$11.89	3,500	$11.89	3,500	$11.89
$13.19	50,000	$13.19	50,000	$13.19
$22.34	30,000	$22.34	30,000	$22.34
	443,672	$9.64	363,672	$10.77

The weighted average remaining contractual term for options exercisable at December 31, 2015 was 2.1 years and the aggregate intrinsic value was negligible. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2014 were 2.9 years and negligible, respectively. As of December 31, 2015, unrecognized compensation expense related to stock options was $0.1 million.

Restricted Stock Awards

During the year ended December 31, 2015, the Compensation Committee issued 2,236,839 shares of restricted common stock to selected employees, non-employee directors and non-employee contractors. During the year ended December 31, 2014, the Compensation Committee issued 131,610 shares of restricted common stock to selected employees, non-employee directors and non-employee contractors. The shares granted in 2015 and 2014 are subject to time vesting and, in some cases, performance-based vesting. The shares will vest on the date on which the Compensation Committee certifies that the performance goals have been satisfied, provided that the recipient has been in continuous employment with us from the grant date until the date upon which the shares are released. Restrictions on the transfer associated with vesting schedules were determined by the Compensation Committee on an individual award basis. The restricted common stock is valued at the closing price of our common stock on the NASDAQ Global Select Market on the date of the grant. Upon a “change in control” of us, as such term is defined in the Plan, all restrictions will immediately lapse for performance-based awards to varying degrees based on performance metrics at the time of the change in control. For awards that do not contain a performance-based condition, all restrictions immediately lapse upon a change in control. Compensation expense associated with the restricted stock award is recognized on a straight-line basis over the vesting period.

Certain of the restricted common stock awards in 2015, 2014 and 2013 are subject to market-based vesting through a calculation of total shareholder return (“TSR”) of our common stock relative to a pre-defined peer group of 13 to 15  companies over a three-year period. The number of shares ultimately awarded will correspond with the final TSR rank amongst the peer group in accordance with the following schedule:

TSR Rank	Percentage of Awards to Vest
1-3	100%
4-6	75%
7-10	50%
11-13	25%
14-16	0%

The weighted average fair value of the TSR awards as of December 31, 2015, 2014 and 2013 were $2.56, $10.15 and $12.59 per share, respectively. Average fair values were estimated on the date of each grant using a Monte Carlo Simulation model that estimates the most likely outcome based on the terms of the award and used the following assumptions:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Expected Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	1.0%	0.8%
Expected Volatility – Rex Energy	58.6%	50.4%
Expected Volatility – Peer Group	29.8%-85.0%	28.4%-65.7%
Market Index	35.6%	35.3%
Expected Life	Three Years	Three Years

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

We recorded compensation expense related to restricted common stock awards of $6.4 million, $5.8 million and $5.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. During the first quarter of 2015, the board of directors approved a waiver to certain performance factors for restricted stock awards that vested in March 2015. This waiver resulted in the vesting of approximately 189,872 restricted stock awards with associated expense of approximately $2.5 million. As of December 31, 2015, total unrecognized compensation cost related to the restricted common stock grants was approximately $4.5 million to be recognized over a weighted average of 1.7 years. The total fair value of restricted common stock awards that vested in 2015 was approximately $2.0 million as compared to $7.7 million for restricted common stock awards that vested in 2014.

A summary of the restricted stock activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards, as of January 1, 2013	1,431,573	$12.45
Awards	981,544	16.03
Vested	(182,994)	11.59
Forfeitures	(57,484)	11.84
Restricted stock awards, as of December 31, 2013	2,172,639	$14.16
Awards	131,610	8.76
Vested	(595,085)	13.09
Forfeitures	(189,863)	14.60
Restricted stock awards, as of December 31, 2014	1,519,301	$14.05
Awards	2,236,839	3.35
Vested	(606,359)	9.39
Forfeitures	(670,373)	11.33
Restricted stock awards, as of December 31, 2015	2,479,408	$6.27

16.	IMPAIRMENT EXPENSE

For the years ended December 31, 2015, 2014 and 2013, we incurred impairment expense from continuing operations of approximately $345.8 million, $132.6 million and $32.1 million, respectively. We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment (for additional information see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements). Approximately $271.3 million of the impairment incurred during 2015 was attributable to proved properties and other fixed assets, of which approximately $47.7 million was attributable to our conventional oil properties in the Illinois Basin, $205.4 million was attributable to the unconventional assets in the Appalachian Basin and $17.5 million was attributable to our equity method investment in RW Gathering.  The remaining proved property impairment expense is related to our conventional dry gas assets and salt water disposal well in the Appalachian Basin. In addition, we also incurred approximately $74.5 million in unproved property impairments, of which approximately $59.7 million was related to leases in the Appalachian Basin and approximately $14.8 million was attributable to leases in the Illinois Basin. The impairments were identified through an analysis of market conditions and future development plans that were in existence as of December 31, 2015, related to these properties, which indicated that the carrying value of the assets was not recoverable. The analysis included an evaluation of estimated future cash flows with consideration given to market prices for similar assets. The primary reason for the decrease in the estimated future cash flows of our assets is attributable to the continued depression of current and estimated future commodity prices as of December 31, 2015. Our estimates of future cash flows attributable to our oil and gas properties could decline further if commodity prices continue to decline, which may result in our incurrence of additional impairment expense. As of December 31, 2015, we continued to carry the costs of unproved properties of approximately $263.0 million on our Consolidated Balance Sheet, which is primarily related to the Marcellus and Utica Shale in the Appalachian Basin and for which we have development, trade or lease extension plans.

During 2014, we recorded impairment expense of $132.6 million. Approximately $113.4 million of the impairment incurred during 2014 was attributable to proved properties and other fixed assets, of which approximately $103.9 million was attributable to the Illinois Basin and $9.5 million was attributable to the Appalachian Basin. In the Illinois Basin, which is 100% oil producing, the estimated future decline in oil prices as of December 31, 2014, caused the estimated future cash flows of certain properties to decrease below a level at which the carrying value that is expected to be recovered. In the Appalachian Basin, approximately $5.9 million of impairment was incurred for our salt water disposal well in Ohio due to the regulatory and environmental climate and the uncertainty of future viability of the disposal well. We also incurred approximately $3.6 million of impairment related to shallow conventional gas properties in the Appalachian Basin, which is attributable to the estimated future decrease in natural gas pricing as of December 31, 2014. In addition to our proved property and fixed asset impairments, we also incurred approximately $18.9 million in unproved property impairments. In the Appalachian Basin, we incurred approximately $10.4 million in unproved property impairments related to expiring leases that will not be developed. In the Illinois Basin, we incurred approximately $8.5 million of unproved property impairment primarily due to the estimated future economics of the properties at the depressed commodity price environment at December 31, 2014.

During 2013, we recorded impairment expense of $32.1 million. Approximately $29.3 million of expense incurred during 2013 was related to the impairment of conventional oil properties in the Illinois Basin. The impairment in Illinois was focused in two areas where extensive development activity occurred during 2013. In addition to the development activity, future estimated prices for the sale of crude oil as of December 31, 2013 decreased to a level which did not support the recovery of the full carrying value of the properties.

17.	SUSPENDED EXPLORATORY WELL COSTS

We capitalize the costs of exploratory wells if a well finds a sufficient quantity of reserves to justify its completion as a producing well and we are making sufficient progress towards assessing the reserves and the economic and operating viability of the project.

The following table reflects the net change in capitalized exploratory well costs, excluding those related to Assets Held for Sale on our Consolidated Balance Sheets for the years ended December 31, 2015, 2014 and 2013 ($ in thousands):

	2015	2014	2013
Beginning Balance at January 1,	$23,101	$5,731	$36,968
Additions to capitalized exploratory well costs pending the determination of estimated proved reserves	144,954	258,097	171,087
Divested wells	—	—	—
Reclassification of wells, facilities, and equipment based on the determination of estimated proved reserves	(147,850)	(240,494)	(202,323)
Capitalized exploratory well costs charged to expense	(2,907)	(233)	(1)
Ending Balance at December 31,	17,298	23,101	5,731
Less exploratory well costs that have been capitalized for a period of one year or less	(12,156)	(20,407)	(3,597)
Capitalized exploratory well costs for a period of greater than one year	$5,142	$2,694	$2,134
Number of projects that have exploratory well costs capitalized for a period of more than one year	14	6	3

As of December 31, 2015 we had approximately $5.1 million in capitalized exploratory well costs that were capitalized for a period greater than one year. These costs are related to nine wells in Butler County, Pennsylvania, four wells in Lawrence County, Pennsylvania and one well in our non-operated region of the Illinois Basin. In Butler County, Pennsylvania there are eight completed wells that are awaiting infrastructure and one that has been drilled and is awaiting completion. In Lawrence County, Pennsylvania, there are three completed wells that are awaiting infrastructure and one drilled well that is awaiting completion.  In Kentucky, there is one well with plans to convert to a disposal well to support other proven wells in region. The properties located in Pennsylvania are wells that we purchased through our acquisition from Shell in 2014. As we continue to develop the acquired acreage from Shell and build out the infrastructure we plan to opportunistically complete these wells and place them into sales. These costs are currently classified as Wells and Facilities in Progress on our Consolidated Balance Sheets and will be reclassified to Evaluated Oil and Gas Properties upon the discovery of proved reserves or to Exploration Expense if commercial quantities of reserves are not found.

18.	COSTS INCURRED IN OIL AND NATURAL GAS ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES (UNAUDITED)

Costs incurred in oil and natural gas property acquisitions and development are presented below and exclude any costs incurred related to Assets Held for Sale (in thousands):

	2015	2014	2013
Consolidated Entities:
Acquisition of Properties
Proved	$1	$161	$2,445
Unproved	28,242	169,408	39,291
Exploration Costs(a)	158,318	316,235	231,112
Development Costs(a)	31,574	71,383	64,661
Subtotal	218,135	557,187	337,509
Asset Retirement Obligations	2,818	9,110	3,031
Total Costs Incurred	$220,953	$566,297	$340,540
Share of Equity Method Investments:
Acquisition of Properties
Proved	$—	$—	$—
Unproved	—	—	—
Exploration Costs	—	—	—
Development Costs(a)	824	438	1,958
Total	$824	$438	$1,958
(a)	Includes Depreciation expense for support equipment and facilities

The following table provides a reconciliation of the total costs incurred for our consolidated entities to our reported capital expenditures (in thousands):

	2015	2014	2013
Total Costs Incurred by Consolidated Entities	$220,953	$566,297	$340,540
Equity Method Investments	—	—	2,493
DJ Basin Expenditures	—	—	2
Exploration Expense	(3,011)	(9,446)	(11,408)
Asset Retirement Obligations	(2,818)	(9,110)	(3,031)
Depreciation for Support Equipment and Facilities	(4,905)	(6,075)	(5,024)
Corporate Expenditures	231	869	3,651
Other (a)	(16,522)	7,223	10,391
Total Capital Expenditures	$193,928	$549,758	$337,614
(a)	Represents R.E. Disposal, LLC capital, future proceeds from ArcLight and intercompany capital transactions.

19.	OIL AND NATURAL GAS CAPITALIZED COSTS (UNAUDITED)

Our aggregate capitalized costs for natural gas and oil production activities with applicable accumulated depreciation, depletion and amortization are presented below and exclude any properties classified as Assets Held for Sale (in thousands):

	2015	2014
Consolidated Entities:
Proven Oil and Natural Gas Properties	$1,239,430	$1,079,039
Pipelines and Support Equipment	17,030	24,248
Field Operation Vehicles and Other Equipment	28,064	27,030
Wells and Facilities in Progress	144,408	127,597
Unproven Properties	262,992	322,413
Total	1,691,924	1,580,327
Less Accumulated Depreciation and Depletion	(696,447)	(362,804)
Total	$995,477	$1,217,523
Share of Equity Method Investments:
Pipelines and Support Equipment	19,970	19,946
Wells and Facilities in Progress	—	-
Total	19,970	19,946
Less Accumulated Depreciation and Depletion	(3,411)	(2,611)
Total	$16,559	$17,335

20.	OIL AND NATURAL GAS RESERVE QUANTITIES (UNAUDITED)

Our independent engineers, Netherland, Sewell, and Associates, Inc. (“NSAI”) evaluated all of our proved oil, natural gas and NGL reserves for the years ended December 31, 2015, 2014 and 2013. The technical persons responsible for preparing the estimates of our estimated proved reserves meet the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Our independent third-party engineers do not own an interest in any of our properties and are not employed by us on a contingent basis. We emphasize that reserve estimates are inherently imprecise. Our oil, natural gas and NGL reserve estimates were generally based upon extrapolation of historical production trends, analogy to similar properties and volumetric calculations. Accordingly, these estimates are expected to change, and such change could be material and occur in the near term as future information becomes available. All of our estimated proved reserves are located within the United States.

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

Presented below is a summary of changes in estimated reserves of the oil and natural gas wells at December 31, 2015, 2014 and 2013:

	2015
	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	(MMcf) Equivalents
Estimated Proved Reserves-Beginning of Period	9,684.7	73,252.5	839,185.1	1,336,808.3
Extensions, Discoveries and Additions	949.0	10,079.3	76,816.9	142,986.7
Revisions of Previous Estimates	(4,176.8)	(38,249.7)	(448,461.3)	(703,020.3)
Purchases	(7.7)	(1,389.6)	(16,471.1)	(24,854.9)
Production	(1,132.1)	(3,345.9)	(44,606.8)	(71,474.8)
Estimated Proved Reserves-End of Period	5,317.1	40,346.6	406,462.8	680,445.0

	2014
	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	(MMcf) Equivalents
Estimated Proved Reserves-Beginning of Period	8,619.6	46,130.7	521,282.8	849,784.6
Extensions, Discoveries and Additions	1,723.1	31,160.3	326,464.2	523,764.6
Revisions of Previous Estimates	471.1	(2,889.1)	9,971.0	(4,537.0)
Purchases	12.0	933.0	18,478.3	24,148.3
Production	(1,141.1)	(2,082.4)	(37,011.2)	(56,352.2)
Estimated Proved Reserves-End of Period	9,684.7	73,252.5	839,185.1	1,336,808.3

	2013
	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	(MMcf) Equivalents
Estimated Proved Reserves-Beginning of Period	9,375.7	31,679.9	371,716.4	618,050.0
Extensions, Discoveries and Additions	595.6	19,956.1	189,150.9	312,461.1
Revisions of Previous Estimates	(438.5)	(4,685.6)	(16,137.7)	(46,882.3)
Purchases	1.0	—	—	6.0
Production	(914.2)	(819.7)	(23,446.8)	(33,850.2)
Estimated Proved Reserves-End of Period	8,619.6	46,130.7	521,282.8	849,784.6

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	(MMcf) Equivalents
Proved Developed Reserves
December 31, 2015	4,944.6	37,941.9	389,754.4	647,073.4
December 31, 2014	7,628.1	29,215.0	365,673.3	586,731.9
December 31, 2013	7,742.5	16,322.5	212,061.4	356,451.4
Proved Undeveloped Reserves
December 31, 2015	372.5	2,404.7	16,708.4	33,371.6
December 31, 2014	2,056.6	44,037.5	473,511.8	750,076.4
December 31, 2013	877.1	29,808.2	309,221.4	493,333.2

Our estimated proved undeveloped reserves did not include any locations that generated a positive future net revenue and a negative present value discounted at 10%. We may, from time to time, have proved undeveloped locations with these characteristics based on our planned operating budget and strategy to hold acreage by production combined with our expectations of future commodity prices.

Revisions. Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from developmental drilling and production history or resulting from a change in economic factors, such as commodity prices and operating costs.

Our revisions in 2015 included a negative adjustment of approximately 741.1 Bcfe related to lower commodity prices. This negative adjustment was partially offset by positive revision of approximately 15.4 Bcfe related to positive operating expenses, 4.1 Bcfe related to changes in our ethane recovery expectations and 18.6 Bcfe related to technical revisions. The positive technical revisions included 10.3 Bcfe in our Butler County, Pennsylvania area related to positive well performance. An additional 9.8 Bcfe of positive technical revisions were related to positive well performance in our Warrior North prospect in Ohio. These additions were partially offset by approximately 2.2 Bcfe in negative technical revisions related to well performance in our other areas of operation.

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

We had significant extensions, discoveries and other additions for the year ended December 31, 2015, of 0.9 MMBOE of oil, 10.1 MMBOE of NGLs and 76.8 Bcfe of natural gas. We had significant extensions, discoveries and other additions for the year ended December 31, 2014, of 1.7 MMBOE of oil, 31.2 MMBOE of NGLs and 326.5 Bcf of natural gas. During 2013, we had extensions, discoveries and other additions of 0.6 MMBOE of oil, 20.0 MMBOE of NGLs and 189.1 Bcf of natural gas. Our continued success in the Appalachian Basin has been the primary contributor to the growth of our extensions, discoveries and other additions, specifically the Marcellus and Utica Shales. At December 31, 2015, approximately 102.1 Bcfe of our extensions, discoveries and other additions were related to Marcellus Shale properties while an additional 30.0 Bcfe was related to the Utica Shale.

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

The following summary sets forth our future net cash flows relating to proved oil and natural gas reserves based on the standardized measure prescribed by FASB ASC 932 at December 31, 2015, 2014 and 2013 ($ in thousands):

	2015		2014		2013
Future Cash Inflows	$1,716,131	(a)	$5,824,231	(b)	$3,899,878	(c)
Future Costs:
Production	(1,144,049)		(2,332,151)		(1,619,629)
Abandonment	(143,459)		(134,308)		(95,183)
Development	(18,952)		(686,676)		(517,875)
Net Future Cash Inflow Before Income Taxes	409,671		2,671,096		1,667,191
Future Income Tax Expense	—		(468,597)		(359,322)
Total Future Net Cash Flows Before 10.0% Discount	409,671		2,202,499		1,307,869
Less: Effect of 10.0% Discount Factor	(154,048)		(1,177,135)		(778,756)
Standardized Measure of Discounted Future Net Cash Flows	$255,623		$1,025,364		$529,113
(a)	Calculated using weighted average prices of $2.401 per Mcf, $44.45 per barrel of oil and $12.48 per barrel of NGLs
(b)	Calculated using weighted average prices of $3.455 per Mcf, $88.02 per barrel of oil and $28.30 per barrel of NGLs
(c)	Calculated using weighted average prices of $3.588 per Mcf, $94.28 per barrel of oil and $26.37 per barrel of NGLs

The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

	2015	2014	2013
Standardized Measure – Beginning of Period	$1,025,364	$529,113	$396,123
Revisions of Previous Estimates:
Changes in Prices and Production Costs	(1,296,866)	253,865	72,503
Revisions in Quantities	(270,673)	(5,970)	(51,289)
Changes in Future Development Costs	595,547	(51,794)	22,341
Accretion of Discount and Timing of Future Cash Flows	116,514	64,013	47,571
Net Change in Income Tax	139,776	28,756	31,433
Purchase (Sale) of Reserves in Place	(37,101)	28,316	-
Plus Extensions, Discoveries, and Other Additions	88,152	430,252	170,846
Development Costs Incurred	31,574	71,383	64,661
Sales of Product – Net of Production Costs	(52,952)	(197,587)	(151,781)
Changes in Timing and Other	(83,712)	(124,983)	(73,295)
Standardized Measure – End of Period	$255,623	$1,025,364	$529,113

22.	RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Results of operations are equal to revenues, less (a) production costs, (b) impairment expenses, (c) exploration expenses, (d) DD&A expenses, and (e) income tax expense (benefit) (certain prior year amounts have been reclassified to conform to current presentation):

	2015	2014	2013
Consolidated Entities (in thousands):
Revenues
Oil and Natural Gas Sales	$171,951	$297,869	$213,919
Expenses
Production and Lease Operating Expense	118,999	100,282	62,150
Impairment Expense	345,775	132,618	32,072
Exploration Expense	3,011	9,446	11,408
Depletion, Depreciation, Amortization and Accretion	104,744	94,467	62,386
Total Costs	572,529	336,813	168,016
Pre-Tax Operating Income (Loss)	(400,578)	(38,944)	45,903
Income Tax (Expense) Benefit (a)	22,833	14,059	(29,148)
Results of Operations for Oil and Gas Producing Activities	$(377,745)	$(24,885)	$16,755
Share of Equity Method Investments (in thousands):
Expenses
Depletion, Depreciation, Amortization and Accretion	$812	$805	$752
Total Costs	812	805	752
Pre-Tax Operating Loss	(812)	(805)	(752)
Income Tax Benefit (a)	46	291	478
Results of Operations for Oil and Gas Producing Activities	$(766)	$(514)	$(274)
Total Consolidated and Equity Method Investees Results of Operations for Oil and Gas Producing Activities	$(378,511)	$(25,399)	$16,481
(a)	Computed using the effective rate for continuing operations for each period: 5.7% in 2015; 36.1% in 2014 and; 63.5% in 2013.

23.	LITIGATION

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

In 2010, the EPA, DOJ and Illinois EPA approved revisions we proposed to a Directed Inspection and Maintenance Plan, which had been previously implemented by us pursuant to the terms of the consent decree. In 2014, in consultation with the EPA, DOJ and Illinois EPA, we implemented additional measures under the Directed Inspection and Maintenance Plan to reflect changes in hydrogen sulfide control monitoring and procedures. We are required under the terms of the consent decree to submit quarterly reports and to annually reassess the Directed Inspection and Maintenance Plan.  There were no material changes to the Directed Inspection and Maintenance Plan in 2015 and we were compliant with all reporting requirements for the year.

Litigation Related to Proposed Oil and Gas Leases in Clearfield County, Pennsylvania

In October 2011, we were named as defendants in a proposed class action lawsuit filed in the Court of Common Pleas of Clearfield County, Pennsylvania (the “Cardinale case”). The named plaintiffs are two individuals who have sued on behalf of themselves and all persons who are alleged to be similarly situated. The complaint in the Cardinale case generally asserts that a binding contract to lease oil and gas interests was formed between the Company and each proposed class member when representatives of Western Land Services, Inc. (“Western”), a leasing agent that we engaged, presented a form of proposed oil and gas lease and an order for payment to each person in 2008, and each person signed the proposed oil and gas lease form and order for payment and delivered the documents to representatives of Western. We rejected these leases and never signed them on behalf of the Company. The plaintiffs seek a judgment declaring the rights of the parties with respect to those proposed leases, as well as damages and other relief as may be established by plaintiffs at trial, together with interest, costs, expenses and attorneys’ fees. We filed affirmative defenses and preliminary objections to the plaintiff’s claims, and the parties each made various responsive filings throughout the first quarter of 2012. In May 2012, the trial court dismissed the Cardinale case with prejudice on the grounds that there was no contract formed between us and the plaintiffs. The plaintiffs appealed the dismissal during the second half of 2012. In May 2013, the Superior Court reversed the decision of the Common Pleas Court and remanded the case for further proceedings.

In July 2012, while the Cardinale case was in the midst of the appeals process, counsel for the plaintiffs in the Cardinale case filed two additional lawsuits against us in the Court of Common Pleas of Clearfield County, Pennsylvania: one a proposed class action lawsuit with a different named plaintiff (the “Billotte case”) and another on behalf of a group of individually named plaintiffs (the “Meeker case”). The complaint for the Billotte case contained the same claims as those set forth in the Cardinale case. The Meeker case is not a class action, but the claims are similar to those in Cardinale and the plaintiffs would be included in a class under Cardinale and Billotte if one were certified. These two additional lawsuits were filed for procedural reasons in light of the dismissal of the Cardinale case and the pendency of the appeal. Proceedings in both the Billotte and Meeker cases were stayed pending the outcome of the appeal in the Cardinale case. When the Cardinale case was remanded, we agreed to consolidate the Billotte and Cardinale cases; the cases have proceeded as Cardinale. The Meeker case remains stayed, and has not been consolidated.

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

24.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth unaudited financial information on a quarterly basis for each of the last two years.

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

($ and Shares in Thousands Except per Share Data)

	2015
	March	June	September	December
Revenues	$54,122	$45,772	$37,573	$34,526
Impairment Expense	7,023	117,842	139,812	81,098
Other Costs and Expenses	65,578	81,303	27,054	51,301
Net Loss From Continuing Operations	(18,479)	(153,373)	(129,293)	(97,873)
Net Income (Loss) From Discontinued Operations, Net of Income Taxes	1,962	1,570	34,617	(164)
Net Loss	(16,517)	(151,803)	(94,676)	(98,037)
Net Income (Loss) Attributable to Noncontrolling Interests	1,297	949	(1)	—
Net Loss Attributable to Rex Energy	(17,814)	(152,752)	(94,675)	(98,037)
Preferred Stock Dividends	2,415	2,415	2,415	2,415
Net Loss Attributable to Common Shareholders	$(20,229)	$(155,167)	$(97,090)	$(100,452)
Income (Loss) per Common Share Attributable to Rex Energy Common Shareholders:
Basic — Continuing Operations	$(0.38)	$(2.88)	$(2.44)	$(1.85)
Basic — Discontinued Operations	0.01	0.01	0.64	—
Basic — Net Loss	$(0.37)	$(2.87)	$(1.80)	$(1.85)
Basic — Weighted Average Shares Outstanding	54,370	54,118	53,936	54,342
Diluted — Continuing Operations	$(0.38)	$(2.88)	$(2.44)	$(1.85)
Diluted — Discontinued Operations	0.01	0.01	0.64	—
Diluted — Net Loss	$(0.37)	$(2.87)	$(1.80)	$(1.85)
Diluted — Weighted Average Shares Outstanding	54,370	54,118	53,936	54,342

	2014
	March	June	September	December
Revenues	$81,343	$72,933	$73,466	$70,245
Impairment Expense	25	16	1	132,576
Other Costs and Expenses	72,562	65,274	67,846	7,337
Net Income (Loss) From Continuing Operations	8,756	7,643	5,619	(69,668)
Net Income From Discontinued Operations, Net of Income Taxes	1,681	1,312	970	1,037
Net Income (Loss)	10,437	8,955	6,589	(68,631)
Net Income Attributable to Noncontrolling Interests	1,569	877	895	698
Net Income (Loss) Attributable to Rex Energy	$8,868	$8,078	$5,694	$(69,329)
Preferred Stock Dividends	-	-	-	2,335
Net Income (Loss) Attributable to Common Shareholders	$8,868	$8,078	$5,694	$(71,664)
Income (Loss) per Common Share Attributable to Rex Energy Common Shareholders:
Basic — Continuing Operations	$0.17	$0.14	$0.11	$(1.35)
Basic — Discontinued Operations	-	0.01	—	-
Basic — Net Income (Loss)	$0.17	$0.15	$0.11	$(1.35)
Basic — Weighted Average Shares Outstanding	52,984	53,164	53,214	53,261
Diluted — Continuing Operations	$0.17	$0.14	$0.10	$(1.35)
Diluted — Discontinued Operations	-	0.01	—	-
Diluted — Net Income (Loss)	$0.17	$0.15	$0.10	$(1.35)
Diluted — Weighted Average Shares Outstanding	53,503	53,509	57,991	53,261

25.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of December 31, 2015, we had $675.0 million of outstanding Senior Notes, as shown in Note 9, Long-Term Debt, to our Consolidated Financial Statements. The Senior Notes are guaranteed by certain of our wholly-owned subsidiaries, or guarantor subsidiaries. Unless otherwise noted below, each of the following guarantor subsidiaries are wholly-owned by Rex Energy Corporation and have provided guarantees of the Senior Notes that are joint and several and full and unconditional as of December 31, 2015:

●	Rex Energy I, LLC
●	Rex Energy Operating Corporation
●	Rex Energy IV, LLC
●	PennTex Resources Illinois, Inc.
●	R.E. Gas Development, LLC

The non-guarantor subsidiaries include certain consolidated subsidiaries, including Water Solutions, R.E. Disposal, LLC, Rex Energy Marketing, LLC and R.E. Ventures, LLC. We derive much of our business through and derive much of our income through our subsidiaries. Therefore, our ability to make required payments with respect to indebtedness and other obligations depends on the financial results and condition of our subsidiaries and our ability to receive funds from our subsidiaries. As of December 31, 2015, there were no restrictions on the ability of any of the guarantor subsidiaries to transfer funds to us. There may be restrictions for certain non-guarantor subsidiaries.

The following financial statements present condensed consolidating financial data for (i) Rex Energy Corporation, the issuer of the notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes, and (iv) eliminations necessary to arrive at our consolidated financial statements, which include condensed consolidated balance sheets as of December 31, 2015 and 2014, and the condensed consolidating statements of operations and condensed consolidating statements of cash flows for each of the years in the three-year period ended December 31, 2015.

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

FOR THE YEAR ENDED DECEMBER 31, 2015

($ in Thousands, Except Share and Per Share Data)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
ASSETS
Current Assets
Cash and Cash Equivalents	$1,089	$—	$2	$—	$1,091
Accounts Receivable	19,423	11	49	—	19,483
Taxes Receivable	—	—	18	—	18
Short-Term Derivative Instruments	34,260	—	—	—	34,260
Inventory, Prepaid Expenses and Other	3,804	—	25	—	3,829
Total Current Assets	58,576	11	94	—	58,681
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	1,245,626	774	—	(6,970)	1,239,430
Unevaluated Oil and Gas Properties	262,992	—	—	—	262,992
Other Property and Equipment	39,217	895	—	—	40,112
Wells and Facilities in Progress	144,587	239	—	(270)	144,556
Pipelines	16,161	—	—	(2,137)	14,024
Total Property and Equipment	1,708,583	1,908	—	(9,377)	1,701,114
Less: Accumulated Depreciation, Depletion and Amortization	(702,537)	(880)	—	3,518	(699,899)
Net Property and Equipment	1,006,046	1,028	—	(5,859)	1,001,215
Deferred Financing Costs and Other Assets—Net	2,501	—	14,043	—	16,544
Equity Method Investments	—	—	—	—	—
Long-Term Deferred Tax Asset	—	—	12,532	—	12,532
Intercompany Receivables	—	—	1,070,548	(1,070,548)	—
Investment in Subsidiaries – Net	(1,907)	—	243,331	(241,424)	—
Long-Term Derivative Instruments	9,534	—	—	—	9,534
Total Assets	$1,074,750	$1,039	$1,340,548	$(1,317,831)	$1,098,506
LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$37,874	$—	$—	$—	$37,874
Current Maturities of Long-Term Debt	590	—	—	—	590
Accrued Liabilities	32,601	—	11,725	—	44,326
Short-Term Derivative Instruments	2,486	—	—	—	2,486
Current Deferred Tax Liability	—	—	12,532	—	12,532
Total Current Liabilities	73,551	—	24,257	—	97,808
8.875% Senior Notes Due 2020	—	—	350,000	—	350,000
6.25% Senior Notes Due 2022	—	—	325,000	—	325,000
Premium on Senior Notes – Net	—	—	2,344	—	2,344
Senior Secured Line of Credit and Other Long-Term Debt	28	—	111,500	—	111,528
Long-Term Derivative Instruments	5,556	—	—	—	5,556
Other Deposits and Liabilities	3,156	—	—	—	3,156
Future Abandonment Cost	42,443	440	—	—	42,883
Intercompany Payables	1,070,096	452	—	(1,070,548)	—
Total Liabilities	1,194,830	892	813,101	(1,070,548)	938,275
Stockholders’ Equity
Preferred Stock	—	—	1	—	1
Common Stock	—	—	54	—	54
Additional Paid-In Capital	177,143	—	619,777	(173,057)	623,863
Accumulated Earnings (Deficit)	(297,223)	147	(92,385)	(74,226)	(463,687)
Rex Energy Stockholders’ Equity	(120,080)	147	527,447	(247,283)	160,231

Noncontrolling Interests	—	—	—	—	—
Total Stockholders’ Equity	(120,080)	147	527,447	(247,283)	160,231
Total Liabilities and Stockholders’ Equity	$1,074,750	$1,039	$1,340,548	$(1,317,831)	$1,098,506

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2015

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$171,440	$511	$—	$—	$171,951
Other Revenue	42	—	—	—	42
TOTAL OPERATING REVENUE	171,482	511	—	—	171,993
OPERATING EXPENSES
Production and Lease Operating Expense	118,825	174	—	—	118,999
General and Administrative Expense	22,879	52	6,504	—	29,435
Gain on Disposal of Asset	(477)	—	—	—	(477)
Impairment Expense	345,892	1,396	—	(1,513)	345,775
Exploration Expense	2,879	137	—	(5)	3,011
Depreciation, Depletion, Amortization and Accretion	105,556	157	—	(969)	104,744
Other Operating Expense	5,595	—	—	—	5,595
TOTAL OPERATING EXPENSES	601,149	1,916	6,504	(2,487)	607,082
INCOME (LOSS) FROM OPERATIONS	(429,667)	(1,405)	(6,504)	2,487	(435,089)
OTHER INCOME (EXPENSE)
Interest Expense	(271)	—	(47,535)	—	(47,806)
Gain on Derivatives, Net	59,242	—	934	—	60,176
Other Expense	(115)	—	—	—	(115)
Loss From Equity Method Investments	(411)	—	—	—	(411)
Income (Loss) From Equity in Consolidated Subsidiaries	(1,324)	1,324	(313,198)	313,198	—
TOTAL OTHER INCOME (EXPENSE)	57,121	1,324	(359,799)	313,198	11,844
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(372,546)	(81)	(366,303)	315,685	(423,245)
Income Tax Benefit	21,122	81	3,024	—	24,227
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(351,424)	—	(363,279)	315,685	(399,018)
Income (Loss) From Discontinued Operations, Net of Income Tax	—	3,908	35,269	(1,192)	37,985
NET INCOME (LOSS)	(351,424)	3,908	(328,010)	314,493	(361,033)
Net Income Attributable to Noncontrolling Interests of Discontinued Operations	—	2,245	—	—	2,245
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(351,424)	$1,663	$(328,010)	$314,493	$(363,278)
Preferred Stock Dividends	—	—	9,660	—	9,660
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(351,424)	$1,663	$(337,670)	$314,493	$(372,938)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDING DECEMBER 31, 2015

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(351,424)	$3,908	$(328,010)	$314,493	$(361,033)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss on Equity Method Investments	411	—	—	—	411
Non-Cash Expenses (Income)	(201)	(334)	8,184	—	7,649
Depreciation, Depletion, Amortization and Accretion	105,555	3,230	—	(3,963)	104,822
Gain on Derivatives	(59,242)	—	(934)	—	(60,176)
Cash Settlements of Derivatives	54,859	—	934	—	55,793
Dry Hole Expense	199	136	—	(5)	330
Gain on Sale of Asset	(477)	(44)	—	—	(521)
Gain on Sale of Water Solutions	—	—	(57,778)	—	(57,778)
Impairment Expense	345,892	1,396	345,892	(347,405)	345,775
Changes in operating assets and liabilities
Accounts Receivable	24,240	(453)	429	(2,537)	21,679
Inventory, Prepaid Expenses and Other Assets	(431)	(142)	5	—	(568)
Accounts Payable and Accrued Liabilities	(20,008)	(4,969)	(515)	2,537	(22,955)
Other Assets and Liabilities	(2,497)	(73)	27	—	(2,543)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	96,876	2,655	(31,766)	(36,880)	30,885
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany Loans to Subsidiaries	103,212	(3,362)	(135,566)	35,716	—
Proceeds from Joint Venture Acreage Management	58	—	—	—	58
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	9,766	560	66,900	—	77,226
Proceeds from Joint Venture	16,611	—	—	—	16,611
Acquisitions of Undeveloped Acreage	(27,963)	(279)	—	—	(28,242)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(214,450)	(7,813)	—	1,164	(221,099)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(112,766)	(10,894)	(68,666)	36,880	(155,446)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	35,814	193,500	—	229,314
Repayments of Long-Term Debt and Lines of Credit	—	(26,335)	(82,000)	—	(108,335)
Repayments of Loans and Other Notes Payable	(999)	(520)	—	—	(1,519)
Debt Issuance Costs	—	(3)	(1,411)	—	(1,414)
Distributions by the Partners of Consolidated Subsidiary	—	(830)	—	—	(830)
Dividends Paid on Preferred Stock	—	—	(9,660)	—	(9,660)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(999)	8,126	100,429	—	107,556
NET (DECREASE) IN CASH	(16,889)	(113)	(3)	—	(17,005)
CASH – BEGINNING	17,978	113	5	—	18,096
CASH - ENDING	$1,089	$—	$2	$—	$1,091

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

FOR THE YEAR ENDED DECEMBER 31, 2014

($ in Thousands, Except Share and Per Share Data)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
ASSETS
Current Assets
Cash and Cash Equivalents	$17,978	$—	$—	$—	$17,978
Accounts Receivable	43,726	210	—	—	43,936
Taxes Receivable	—	—	504	—	504
Short-Term Derivative Instruments	29,265	—	—	—	29,265
Assets Held For Sale	—	36,794	—	(2,537)	34,257
Inventory, Prepaid Expenses and Other	3,374	—	29	—	3,403
Total Current Assets	94,343	37,004	533	(2,537)	129,343
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	1,084,332	467	—	(5,760)	1,079,039
Unevaluated Oil and Gas Properties	321,708	705	—	—	322,413
Other Property and Equipment	45,466	895	—	—	46,361
Wells and Facilities in Progress	127,759	456	—	(560)	127,655
Pipelines	17,555	—	—	(1,898)	15,657
Total Property and Equipment	1,596,820	2,523	—	(8,218)	1,591,125
Less: Accumulated Depreciation, Depletion and Amortization	(367,224)	(730)	—	1,037	(366,917)
Net Property and Equipment	1,229,596	1,793	—	(7,181)	1,224,208
Deferred Financing Costs and Other Assets—Net	2,421	—	14,649	—	17,070
Equity Method Investments	17,895	—	—	—	17,895
Long-Term Deferred Tax Asset	—	—	8,301	—	8,301
Intercompany Receivables	—	—	951,025	(951,025)	—
Investment in Subsidiaries – Net	4,161	1,541	258,448	(264,150)	—
Long-Term Derivative Instruments	4,904	—	—	—	4,904
Total Assets	$1,353,320	$40,338	$1,232,956	$(1,224,893)	$1,401,721
LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$55,877	$—	$—	$(2,537)	$53,340
Current Maturities of Long-Term Debt	1,176	—	—	—	1,176
Accrued Liabilities	46,783	571	12,124	—	59,478
Short-Term Derivative Instruments	421	—	—	—	421
Long-Term Deferred Tax Liability	—	—	8,301	—	8,301
Liabilities Related to Assets Held For Sale	—	25,115	—	—	25,115
Total Current Liabilities	104,257	25,686	20,425	(2,537)	147,831
8.875% Senior Notes Due 2020	—	—	350,000	—	350,000
6.25% Senior Notes Due 2022			325,000		325,000
Premium (Discount) on Senior Notes – Net	—	—	2,725	—	2,725
Senior Secured Line of Credit and Other Long-Term Debt	251	—	—	—	251
Long-Term Derivative Instruments	2,377	—	—	—	2,377
Other Deposits and Liabilities	4,018	—	—	—	4,018
Future Abandonment Cost	38,097	49	—	—	38,146
Intercompany Payables	947,114	3,911	—	(951,025)	—
Total Liabilities	1,096,114	29,646	698,150	(953,562)	870,348
Stockholders’ Equity
Preferred Stock	—	—	1	—	1
Common Stock	—	—	54	—	54
Additional Paid-In Capital	177,144	79,743	617,826	(256,887)	617,826

Accumulated Earnings (Deficit)	80,062	(69,253)	(83,075)	(18,483)	(90,749)
Rex Energy Stockholders’ Equity	257,206	10,490	534,806	(275,370)	527,132
Noncontrolling Interests	—	202	—	4,039	4,241
Total Stockholders’ Equity	257,206	10,692	534,806	(271,331)	531,373
Total Liabilities and Stockholders’ Equity	$1,353,320	$40,338	$1,232,956	$(1,224,893)	$1,401,721

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2014

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$297,710	$159	$—	$—	$297,869
Other Revenue	118	—	—	—	118
TOTAL OPERATING REVENUE	297,828	159	—	—	297,987
OPERATING EXPENSES
Production and Lease Operating Expense	100,261	21	—	—	100,282
General and Administrative Expense	30,317	83	5,737	—	36,137
Loss on Disposal of Asset	644	—	—	—	644
Impairment Expense	126,662	5,956	—	—	132,618
Exploration Expense	9,165	281	—	—	9,446
Depreciation, Depletion, Amortization and Accretion	94,643	513	—	(689)	94,467
Other Operating Expense	134	—	—	—	134
TOTAL OPERATING EXPENSES	361,826	6,854	5,737	(689)	373,728
INCOME (LOSS) FROM OPERATIONS	(63,998)	(6,695)	(5,737)	689	(75,741)
OTHER INCOME (EXPENSE)
Interest Expense	(142)	—	(36,835)	—	(36,977)
Gain on Derivatives, Net	37,359	—	1,517	—	38,876
Other Income (Expense)	90	—	—	—	90
Loss From Equity Method Investments	(813)	—	—	—	(813)
Income (Loss) From Equity in Consolidated Subsidiaries	(4,278)	4,278	(20,204)	20,204	—
TOTAL OTHER INCOME (EXPENSE)	32,216	4,278	(55,522)	20,204	1,176
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(31,782)	(2,417)	(61,259)	20,893	(74,565)
Income Tax (Expense) Benefit	9,928	2,417	14,570	—	26,915
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(21,854)	-	(46,689)	20,893	(47,650)
Income From Discontinued Operations, Net of Income Taxes	—	9,330	—	(4,330)	5,000
NET INCOME (LOSS)	(21,854)	9,330	(46,689)	16,563	(42,650)
Net Income Attributable to Noncontrolling Interests of Discontinued Operations	—	4,039	—	—	4,039
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(21,854)	$5,291	$(46,689)	$16,563	$(46,689)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDING DECEMBER 31, 2014

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(21,854)	$9,330	$(46,689)	$16,563	$(42,650)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss on Equity Method Investments	813	—	—	—	813
Non-Cash Expenses (Income)	(273)	278	6,784	—	6,789
Depreciation, Depletion, Amortization and Accretion	94,643	4,217	—	(689)	98,171
Deferred Income Tax Benefit	(9,928)	(1,649)	(14,415)	—	(25,992)
Gain on Derivatives	(37,359)	—	(1,517)	—	(38,876)
Cash Settlements of Derivatives	5,969	—	1,312	—	7,281
Dry Hole Expense	3,797	267	—	—	4,064
(Gain) Loss on Sale of Asset	644	(55)	—	—	589
Impairment Expense	126,662	6,022	—	—	132,684
Changes in operating assets and liabilities
Accounts Receivable	(11,450)	(6,090)	4,686	(766)	(13,620)
Inventory, Prepaid Expenses and Other Assets	(1,283)	(74)	(2)	—	(1,359)
Accounts Payable and Accrued Liabilities	23,768	3,488	9,252	766	37,274
Other Assets and Liabilities	(2,127)	(335)	-	—	(2,462)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	172,022	15,399	(40,589)	15,874	162,706
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany Loans to Subsidiaries	397,382	(5,412)	(371,768)	(20,202)	—
Proceeds from Joint Venture Acreage Management	263	—	—	—	263
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	254	292	—	—	546
Acquisitions of Undeveloped Acreage	(168,713)	(710)	—	—	(169,423)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(382,889)	(12,861)	—	4,328	(391,422)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(153,703)	(18,691)	(371,768)	(15,874)	(560,036)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	38,895	171,000	—	209,895
Repayments of Long-Term Debt and Lines of Credit	—	(33,152)	(230,000)	—	(263,152)
Repayments of Loans and Other Notes Payable	(1,727)	(994)	—	—	(2,721)
Proceeds from Senior Notes, net of Discounts and Premiums	—	—	325,000	—	325,000
Debt Issuance Costs	—	(8)	(6,816)	—	(6,824)
Proceeds from Issuance of Preferred Stock, Net	—	—	154,988	—	154,988
Proceeds from the Exercise of Stock Options	—	—	515	—	515
Purchase of Non-Controlling Interests	—	(1,840)	—	—	(1,840)
Dividends Paid on Preferred Stock	—	—	(2,335)	—	(2,335)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,727)	2,901	412,352	—	413,526
NET INCREASE (DECREASE) IN CASH	16,592	(391)	(5)	—	16,196
CASH – BEGINNING	1,386	504	10	—	1,900
CASH - ENDING	$17,978	$113	$5	$—	$18,096

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2013

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$213,919	$—	$—	$—	$213,919
Other Revenue	200	—	—	—	200
TOTAL OPERATING REVENUE	214,119	—	—	—	214,119
OPERATING EXPENSES
Production and Lease Operating Expense	62,138	12	—	—	62,150
General and Administrative Expense	25,376	43	5,420	—	30,839
Loss on Disposal of Asset	1,601	1	—	—	1,602
Impairment Expense	32,072	—	—	—	32,072
Exploration Expense	11,395	13	—	—	11,408
Depreciation, Depletion, Amortization and Accretion	62,540	46	—	(200)	62,386
Other Operating Expense	592	—	—	—	592
TOTAL OPERATING EXPENSES	195,714	115	5,420	(200)	201,049
INCOME (LOSS) FROM OPERATIONS	18,405	(115)	(5,420)	200	13,070
OTHER INCOME (EXPENSE)
Interest Expense	(64)	—	(22,612)	—	(22,676)
Gain on Derivatives, Net	(2,703)	—	(205)	—	(2,908)
Other Income (Expense)	6,739	—	-	—	6,739
Loss From Equity Method Investments	(763)	—	—	—	(763)
Income (Loss) From Equity in Consolidated Subsidiaries	(33)	33	5,703	(5,703)	—
TOTAL OTHER INCOME (EXPENSE)	3,176	33	(17,114)	(5,703)	(19,608)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	21,581	(82)	(22,534)	(5,503)	(6,538)
Income Tax (Expense) Benefit	(14,409)	(1,841)	20,404	—	4,154
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	7,172	(1,923)	(2,130)	(5,503)	(2,384)
Income From Discontinued Operations, Net of Income Taxes	—	4,385	—	(2,574)	1,811
NET INCOME (LOSS)	7,172	2,462	(2,130)	(8,077)	(573)
Net Income Attributable to Noncontrolling Interests of Discontinued Operations	—	1,557	—	—	1,557
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$7,172	$905	$(2,130)	$(8,077)	$(2,130)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDING DECEMBER 31, 2013

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$7,172	$2,462	$(2,130)	$(8,077)	$(573)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss on Equity Method Investments	763	—	—	—	763
Non-Cash Expenses	(194)	55	6,369	—	6,230
Depreciation, Depletion, Amortization and Accretion	62,540	1,604	—	(200)	63,944
Deferred Income Tax Expense (Benefit)	14,409	2,210	(14,340)	—	2,279
Gain on Derivatives	2,703	—	205	—	2,908
Cash Settlements of Derivatives	7,128	—	—	—	7,128
Dry Hole Expense	2,993	—	—	—	2,993
(Gain) Loss on Sale of Asset	(5,289)	(922)	—	—	(6,211)
Impairment Expense	32,072	—	—	—	32,072
Changes in operating assets and liabilities
Accounts Receivable	(5,877)	(6,515)	1,241	(1,575)	(12,726)
Inventory, Prepaid Expenses and Other Assets	(826)	(59)	—	—	(885)
Accounts Payable and Accrued Liabilities	8,554	874	1,481	1,982	12,891
Other Assets and Liabilities	(2,272)	(88)	(137)	—	(2,497)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	123,876	(379)	(7,311)	(7,870)	108,316
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany Loans to Subsidiaries	186,089	1,619	(193,015)	5,307	—
Proceeds from Joint Venture Acreage Management	458	—	—	—	458
Contributions to Equity Method Investments	(2,493)	—	—	—	(2,493)
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	8,071	3,234	—	—	11,305
Acquisitions of Undeveloped Acreage	(41,782)	(2)	—	—	(41,784)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(275,697)	(7,870)	—	2,563	(281,004)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(125,354)	(3,019)	(193,015)	7,870	(313,518)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	7,249	65,000	—	72,249
Repayments of Long-Term Debt and Lines of Credit	—	(2,480)	(6,000)	—	(8,480)
Repayments of Loans and Other Notes Payable	(1,363)	(642)	—	—	(2,005)
Proceeds from Senior Notes, net of Discounts and Premiums	—	—	105,000	—	105,000
Debt Issuance Costs	—	(8)	(3,126)	—	(3,134)
Proceeds from the Exercise of Stock Options	—	—	533	—	533
Purchase of Non-Controlling Interests	—	(150)	—	—	(150)
Distributions by the Partners of Consolidated Subsidiary	—	(886)	—	—	(886)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,363)	3,083	161,407	—	163,127
NET INCREASE (DECREASE) IN CASH	(2,841)	(315)	(38,919)	—	(42,075)
CASH – BEGINNING	4,227	819	38,929	—	43,975
CASH - ENDING	$1,386	$504	$10	$—	$1,900

26. SUBSEQUENT EVENTS

Exchange Offer

On February 3, 2016, we announced the commencement of an exchange offer and consent solicitation related to our outstanding Senior Notes, and on March 14, 2016, we revised those terms and re-announced the exchange offer.  We are offering to exchange any and all of the Senior Notes held by eligible holders for up to (i) $675.0 million in new senior secured second lien notes (“New Notes”), plus the amount of additional New Notes, not to exceed $6.0 million, resulting solely from any exchange participant’s election to receive additional New Notes in lieu of shares of common stock under the exchange offering, and (ii) 10.125 million shares of our common stock.   The New Notes will bear interest at a rate of 0.0% per annum for the first three bi-annual interest payments after issuance and 8.0% per annum payable in cash thereafter, paid on a bi-annual basis; provided, however, that if greater than 85% of the Senior Notes are tendered in the exchange, the New Notes will bear interest at a rate of 1.0% per annum payable in cash for the first three interest payments after issuance and 8.0% per annum payable in cash thereafter.  The New Notes will mature on October 1, 2020; provided, however, that if greater than 85% of the Senior Notes are tendered in the exchange, the New Notes will mature on October 1, 2021.  In addition to the exchange offer, we are soliciting consents from the eligible holders to proposed amendments to the indentures governing the Senior Notes that would eliminate or modify certain restrictive covenants and modify certain defined terms. The aggregate principal amount of our Senior Notes as of December 31, 2015 was $675.0 million.

Senior Credit Facility Amendment

On February 3, 2016, we amended our Senior Credit Facility, in part to permit the aforementioned exchange offer. The amendment contemplated the following changes:

•	Decreases our borrowing base from $350.0 million to $200.0 million;
•	Amends the definition of net senior secured debt to exclude undrawn letters of credit related to firm transportation contracts and second lien exchange notes;
•	Amends the calculation of current ratio to exclude current assets and current liabilities related to deferred taxes;
•	Increases pricing from 150-250 basis points to 225-325 basis points; and
•	Increases the commitment fee to 50 basis points.

On March 14, 2016, we entered into another amendment to our Senior Credit Facility, in part to revise the terms of the exchange offering. The amendment contemplated the following changes:

•

Allows for the issuance of up to $675.0 million of New Notes, plus an additional amount of New Notes, not to exceed $6.0 million, resulting solely from any exchange participant’s election to receive additional New Notes in lieu of shares of common stock under the exchange offering;

•

In the event that holders of at least 80% of the Company’s Senior Notes exchange such notes for New Notes, amends the calculation of the Company’s maximum 3.0x Ratio of Net Senior Secured Debt to EBITDAX to become 2.75 to 1.00;

•	Increases the requirement for mortgages on oil and gas properties from 90% to 95%, and for certain properties in the Moraine East and Warrior North Areas, to 100%;
•

Restricts cash and cash equivalents held on the balance sheet to a maximum of $15.0 million, with any excess used to pay down the outstanding Senior Credit Facility balance, however we retain the right to draw on the Senior Credit Facility so long as there are amounts available under our borrowing base;

•

Provides in the event that any letter of credit which secures obligations under a firm transportation contract expires without renewal or replacement, or is cancelled, terminated or otherwise ceases to remain outstanding, then the borrowing base then in effect shall be automatically reduced immediately by an amount equal to the product of 0.50 multiplied by the undrawn amount of such letter of credit;

•

Restricts the Company’s ability to pay cash dividends to its holders of Series A Preferred Stock until after the Company delivers its audited financial statements for the fiscal year 2016 to the Lenders as required under the Senior Credit Facility, and thereafter permits such cash payments only if certain parameters are met relating to outstanding borrowings and interest expense; and

•	Provides for an additional redetermination of the borrowing base under the Senior Credit Facility on July 1, 2016.

After the July 1, 2016 redetermination, our Senior Credit Facility will resume its normal semi-annual redetermination schedule, with the next redetermination expected to take place in the third quarter of 2016.

Joint Exploration and Development Agreement

On March 1, 2016, we entered into a Joint Exploration and Development Agreement (the “Joint Development Agreement”) with OhPa Drillco (“Drillco”), an affiliate of Benefit Street Partners, L.L.C. to jointly develop 58 specifically designated wells in our Moraine East and Warrior North operated areas. Under the Joint Development Agreement, Drillco has committed to fund 15% of various drilling, completing and equipping costs (“well costs”) for the first 16 wells in Moraine East at a specified rate, 12 of which have already been drilled and completed, and 65% of the well costs of six wells in Warrior North at a specified rate, three of which have already been drilled and completed. In return for Drillco’s funding of the well costs, we will assign to Drillco a working interest of 15% in the funded wells located in Moraine East and 65% in the funded wells in Warrior North, together with the rights to real and personal property, permits, licenses, and other rights that are necessary or required to operate and produce oil, gas and other hydro carbons and all associated substances from the wellbores of such wells. Drillco will also have the option to participate in the next 36 wells within the joint development areas for a 65% working interest. In addition, Drillco will earn a 15% - 20% assignment in Moraine East and Warrior North for all acreage within each unit they participate in.

Total consideration for the transaction is expected to be $175.0 million, with $37.3 million committed at closing for the first 22 wells. Once the first 15 wells within the joint development areas are flowing into sales, we will receive reimbursement of approximately $19.5 million.

Commodity Derivatives

We continue to be opportunistic in adding commodity derivatives as market conditions warrant. To date in 2016 we have added derivatives covering approximately 380,000 barrels of oil, 2,740,000 mcf of natural gas and 120,000 barrels of NGLs for volumes related to 2016.  The oil derivatives added include collars, three-way collars and cap swap contracts. The natural gas derivatives added included swap and put spread contracts. The NGL derivatives added consisted of swap contracts.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to the company is made known to the officers who certify the financial statements and to other members of senior management and the audit committee of our board of directors. As of December 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). An evaluation was conducted to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Control over Financial Reporting. No change to our internal control over financial reporting occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities Exchange Act of 1934). Management has used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission entitled Internal Control-Integrated Framework (2013) to evaluate the effectiveness of our internal control over financial reporting. Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and overseen by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Management has concluded that our internal controls over financial reporting and our disclosure controls and procedures were effective as of December 31, 2015. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG, LLP an independent registered public accounting firm, as stated in their report which is set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Rex Energy Corporation:

We have audited Rex Energy and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Rex Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rex Energy Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in noncontrolling interests and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Pittsburgh, Pennsylvania

March 15, 2016

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to such information as set forth in our definitive Proxy Statement (the “2015 Proxy Statement”) for our 2016 annual meeting of stockholders. The 2016 Proxy statement will be filed with the SEC not later than 120 days subsequent to December 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement for the 2016 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement for the 2016 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement for the 2016 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement for the 2016 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2015.

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

2.9

Participation Agreement, dated March 30, 2015, by and between R.E. Gas Development, LLC and AL Marcellus Holdings, LLC (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2015).

2.10

Membership Interest Purchase Agreement, dated June 18, 2015, by and between Rex Energy Corporation and Sand Hills Management, LLC, as Sellers, and American Industrial Water, LLC, as Purchaser (incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Quarterly Report on Form 8-K filed with the SEC on October 9, 2015).

2.11

Amendment to Membership Interest Purchase Agreement, dated July 8, 2015, by and between Rex Energy Corporation and Sand Hills Management, LLC, as Sellers, and American Industrial Water, LLC, as Purchaser (incorporated by reference to Exhibit 2.2 to our Amendment No. 1 to Quarterly Report on Form 8-K filed with the SEC on October 9, 2015).

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

10.49

Sixth Amendment to Amended and Restated Credit Agreement effective as of December 16, 2014, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto, (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K filed with the SEC on March 2, 2015).

10.50+

Separation Agreement and Complete Release by and between Michael L. Hodges and Rex Operating Corp. dated January 1, 2015 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2015).

10.51

Seventh Amendment to Amended and Restated Credit Agreement effective as of December 16, 2014, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2015).

10.52+

Independent Director Agreement by and between Jack N. Aydin and Rex Energy Corporation dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 26, 2015).

10.53+

Separation Agreement and Complete Release by and between Patrick M. McKinney and Rex Operating Corp. dated August 1, 2015 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on August 4, 2015).

10.54

Waiver to Amended and Restated Credit Agreement effective as of June 15, 2015, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2015).

10.55

Eighth Amendment to Amended and Restated Credit Agreement effective as of September 4, 2015, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015).

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

Dated: March 15, 2016

REX ENERGY CORPORATION
By:	/s/ THOMAS C. STABLEY
Thomas C. Stabley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LANCE T. SHANER Lance T. Shaner	Chairman of the Board	March 15, 2016
/s/ THOMAS C. STABLEY Thomas C. Stabley	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2016
/s/ THOMAS G. RAJAN Thomas G. Rajan	Chief Financial Officer (Principal Financial Officer)	March 15, 2016
/s/ CURTIS J. WALKER	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2016
Curtis J. Walker
/s/ ERIC L. MATTSON Eric L. Mattson	Director	March 15, 2016
/s/ JOHN W. HIGBEE John W. Higbee	Director	March 15, 2016
/s/ JOHN A. LOMBARDI John A. Lombardi	Director	March 15, 2016
/s/ JOHN J. ZAK John J. Zak	Director	March 15, 2016
/s/ TODD N. TIPTON Todd N. Tipton	Director	March 15, 2016

/s/ JACK N. AYDIN	Director	March 15, 2016
Jack N. Aydin

EXHIBIT INDEX

Exhibit Number	Exhibit Title
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

2.8-

Participation Agreement, dated March 30, 2015, by and between R.E. Gas Development, LLC and AL Marcellus Holdings, LLC (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2015).

2.9-

Membership Interest Purchase Agreement, dated June 18, 2015, by and between Rex Energy Corporation and Sand Hills Management, LLC, as Sellers, and American Industrial Water, LLC, as Purchaser (incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Quarterly Report on Form 8-K filed with the SEC on October 9, 2015).

2.10-

Amendment to Membership Interest Purchase Agreement, dated July 8, 2015, by and between Rex Energy Corporation and Sand Hills Management, LLC, as Sellers, and American Industrial Water, LLC, as Purchaser (incorporated by reference to Exhibit 2.2 to our Amendment No. 1 to Quarterly Report on Form 8-K filed with the SEC on October 9, 2015).

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
10.2+

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

10.4+

Independent Director Agreement by and between Rex Energy Corporation and John W. Higbee effective as of October 17, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 19, 2007).

10.5+	Summary of Rex Energy Corporation Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the SEC on March 14, 2013).
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

10.10+

Form of Time/Service Based Restricted Stock Award Agreement for employee restricted stock awards under Rex Energy 2007 Long-Term Incentive Plan (first effective for awards granted in December 2011) (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).

10.11	Operating Agreement of Charlie Brown Air II, LLC dated as of June 26, 2008 (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K/A filed with the SEC on October 9, 2009).
10.12

Participation and Exploration Agreement dated June 18, 2009 by and among Williams Production Company, LLC, Williams Production Appalachia, LLC, Rex Energy I, LLC and R.E. Gas Development, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 24, 2009).

10.13

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

10.15-

Contribution Agreement, dated December 21, 2009, by and among R.E. Gas Development, LLC, Stonehenge Energy Resources, L.P. and Keystone Midstream Services, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 28, 2009).

10.16-

Gas Gathering, Compression and Processing Agreement, dated December 21, 2009, by and between R.E. Gas Development, LLC, Keystone Midstream Services, LLC and Rex Energy Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 28, 2009).

10.17-

Master Crude Purchase Agreement by and among certain direct and indirect wholly owned subsidiaries of Rex Energy Corporation and CountryMark Cooperative, dated December 30, 2009. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 5, 2010).

10.18+

Independent Director Agreement by and between Rex Energy Corporation and Eric L. Mattson effective as of April 30, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2010).

10.19

Purchase and Sale Agreement dated June 28, 2010 by and between Rex Energy Rockies, LLC and Duncan Oil Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.20+

Employment Agreement by and between Patrick McKinney and Rex Energy Operating Corp. dated October 1, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on October 7, 2008).

10.21-

Confirmation No. 2 under Master Crude Purchase Agreement by and among certain direct and indirect wholly owned subsidiaries of Rex Energy Corporation and CountryMark Cooperative dated January 3, 2011 for period commencing on January 1, 2011 through December 31, 2011 (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed with the SEC on March 3, 2011).

10.22+	Rex Energy Corporation Executive Change of Control Policy (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on February 16, 2011).
10.23+	Rex Energy Corporation Executive Severance Policy (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K filed with the SEC on March 15, 2012).
10.24+

Form of Non-Employee Director Restricted Stock Award/Phantom Stock Award Agreement under Rex Energy Corporation 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K filed with the SEC on March 3, 2011).

10.25-

Settlement Agreement by and among Rex Energy Corporation, Rex Energy I, LLC and certain landowners in Westmoreland County of the Commonwealth of Pennsylvania dated as of May 13, 2011 (incorporated by reference to

Exhibit 10.2 to our Quarterly Report on Form 10-Q as filed with the SEC on August 5, 2011).

10.26+

Employment Agreement by and between Jennifer McDonough, Rex Energy Corporation, and Rex Energy Operating Corporation effective April 25, 2011 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q as filed with the SEC on August 5, 2011).

10.27+

Letter Agreement by and between Patrick M. McKinney and Rex Energy Corporation dated October 10, 2011 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the SEC on October 11, 2011).

10.28

Purchase Agreement, dated as of December 7, 2012, among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 12, 2012, 2013).

10.29

Registration Rights Agreement dated as of December 12, 2012 among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on December 12, 2012).

10.30

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

10.31

Amended and Restated Guaranty and Collateral Agreement, dated as of March 27, 2013, made by Rex Energy Corporation and each of the other grantors (as defined therein) in favor of the administrative agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013).

10.32

Purchase Agreement, dated as of April 23, 2013, among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2013).

10.33

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

10.34+	Amended and Restated 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 13, 2013).
10.35+

Independent Director Agreement, effective July 29, 2013 by and between Rex Energy Corporation and Todd N. Tipton (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 2, 2013).

10.36+

Employment Agreement, by and between Thomas C. Stabley, Rex Energy Corporation and Rex Energy Operating Corp. dated as of December 13, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 17, 2013).

10.37

Second Amendment to Amended and Restated Credit Agreement, effective as of March 27, 2014, by and among Rex Energy Corporation, KeyBank National Association, as Administrative Agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2014).

10.38

Third Amendment to Amended and Restated Credit Agreement, effective as of July 11, 2014, by and among Rex Energy Corporation, KeyBank National Association, as Administrative Agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2014).

10.39

Purchase Agreement, dated as of July 14, 2014, among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 17, 2014).

10.40

Registration Rights Agreement dated as of July 17, 2014 among Rex Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with SEC on July 17, 2014).

10.41

Fourth Amendment to Amended and Restated Credit Agreement, effective as of August 15, 2014, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2014).

10.42

Fifth Amendment to Amended and Restated Credit Agreement effective as of September 12, 2014, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2014).

10.43

Sixth Amendment to Amended and Restated Credit Agreement effective as of December 16, 2014, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto, (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K filed with the SEC on March 2, 2015).

10.44+

Separation Agreement and Complete Release by and between Michael L. Hodges and Rex Operating Corp. dated January 1, 2015 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2015).

10.45+

Seventh Amendment to Amended and Restated Credit Agreement effective as of December 16, 2014, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2015).

10.46+

Independent Director Agreement by and between Jack N. Aydin and Rex Energy Corporation dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 26, 2015).

10.47+

Separation Agreement and Complete Release by and between Patrick M. McKinney and Rex Operating Corp. dated August 1, 2015 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on August 4, 2015).

10.48

Waiver to Amended and Restated Credit Agreement effective as of June 15, 2015, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2015).

10.49

Eighth Amendment to Amended and Restated Credit Agreement effective as of September 4, 2015, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015).

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