Form 10-Q
period 2016-03-31
REX ENERGY CORP
filed 2016-05-10
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

73,357,014 common shares were outstanding on May 6, 2016.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD MARCH 31, 2016

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

●	new or changing government regulations, including those relating to environmental matters, permitting or other aspects of our operations;
●	the willingness and ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain oil price and production controls;
●	the geologic quality of our properties with regard to, among other things, the existence of hydrocarbons in economic quantities;
●	uncertainties inherent in the estimates of our oil, NGL and natural gas reserves;
●	our ability to increase oil and natural gas production and income through exploration and development;
●	drilling and operating risks;
●	counterparty credit risks;
●	the success of our drilling techniques in both conventional and unconventional reservoirs;
●	the success of the secondary and tertiary recovery methods we utilize or plan to employ in the future;
●	the number of potential well locations to be drilled, the cost to drill them, and the time frame within which they will be drilled;
●	the ability of contractors to timely and adequately perform their drilling, construction, well stimulation, completion and production services;
●	the availability of equipment, such as drilling rigs and infrastructure, such as transportation, pipelines, processing and midstream services;
●	the effects of adverse weather or other natural disasters on our operations;
●	competition in the oil and gas industry in general, and specifically in our areas of operations;
●	changes in our drilling plans and related budgets;
●	the success of prospect development and property acquisitions;
●	the success of our business and financial strategies, and hedging strategies;
●	uncertainties related to the legal and regulatory environment for our industry and our own legal proceedings and their outcome; and
●	other factors discussed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

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

Item 1.	Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except Share and per Share Data)

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Current Assets
Cash and Cash Equivalents	$24,891	$1,091
Accounts Receivable	24,315	19,483
Taxes Receivable	18	18
Short-Term Derivative Instruments	29,012	34,260
Inventory, Prepaid Expenses and Other	3,168	3,829
Total Current Assets	81,404	58,681
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	1,301,479	1,239,430
Unevaluated Oil and Gas Properties	257,697	262,992
Other Property and Equipment	41,028	40,112
Wells and Facilities in Progress	75,514	144,556
Pipelines	16,780	14,024
Total Property and Equipment	1,692,498	1,701,114
Less: Accumulated Depreciation, Depletion and Amortization	(720,998)	(699,899)
Net Property and Equipment	971,500	1,001,215
Other Assets	2,489	2,501
Long-Term Derivative Instruments	8,460	9,534
Total Assets	$1,063,853	$1,071,931
LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$42,818	$37,874
Current Maturities of Long-Term Debt	9,934	590
Accrued Liabilities	44,296	44,326
Short-Term Derivative Instruments	3,758	2,486
Total Current Liabilities	100,806	85,276
Long-Term Derivative Instruments	6,908	5,556
Senior Secured Line of Credit and Long-Term Debt, Net of Issuance Costs	143,294	109,396
Senior Notes, Net of Issuance Costs	657,511	663,089
Premium on Senior Notes, Net	2,245	2,344
Other Deposits and Liabilities	3,140	3,156
Future Abandonment Cost	43,412	42,883
Total Liabilities	$957,316	$911,700
Commitments and Contingencies (See Note 12)
Stockholders’ Equity
Preferred Stock, $.001 par value per share, 100,000 shares authorized and 12,836 issued and outstanding on March 31, 2016 and 16,100 shares issued and outstanding on December 31, 2015	$1	$1
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 66,041,227 shares issued and outstanding on March 31, 2016 and 55,741,229 shares issued and outstanding on December 31, 2015	63	54
Additional Paid-In Capital	630,301	623,863
Accumulated Deficit	(523,828)	(463,687)
Total Stockholders’ Equity	106,537	160,231
Total Liabilities and Stockholders’ Equity	$1,063,853	$1,071,931

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, $ in Thousands, Except per Share Data)

	For the Three Months Ended March 31,
	2016	2015
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$30,494	$54,111
Other Revenue	13	11
TOTAL OPERATING REVENUE	30,507	54,122
OPERATING EXPENSES
Production and Lease Operating Expense	30,146	29,052
General and Administrative Expense	6,063	9,651
(Gain) Loss on Disposal of Asset	(30)	65
Impairment Expense	14,184	7,023
Exploration Expense	993	518
Depreciation, Depletion, Amortization and Accretion	19,408	26,126
Other Operating Expense	329	5,191
TOTAL OPERATING EXPENSES	71,093	77,626
LOSS FROM OPERATIONS	(40,586)	(23,504)
OTHER EXPENSE
Interest Expense	(13,032)	(12,017)
Gain on Derivatives, Net	4,049	17,119
Other Income	—	34
Debt Exchange Expense	(8,480)	—
Loss on Equity Method Investments	—	(203)
TOTAL OTHER INCOME (EXPENSE)	(17,463)	4,933
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(58,049)	(18,571)
Income Tax (Expense) Benefit	(2,092)	92
NET LOSS FROM CONTINUING OPERATIONS	(60,141)	(18,479)
Income From Discontinued Operations, Net of Income Taxes	—	1,962
NET LOSS	(60,141)	(16,517)
Net Income Attributable to Noncontrolling Interests	—	1,297
NET LOSS ATTRIBUTABLE TO REX ENERGY	$(60,141)	$(17,814)
Preferred Stock Dividends	2,105	2,415
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(62,246)	$(20,229)
Earnings per common share:
Basic – Net Loss From Continuing Operations Attributable to Rex Energy Common Shareholders	$(1.11)	$(0.38)
Basic – Net Income From Discontinued Operations Attributable to Rex Energy Common Shareholders	—	0.01
Basic – Net Loss Attributable to Rex Energy Common Shareholders	$(1.11)	$(0.37)
Basic – Weighted Average Shares of Common Stock Outstanding	56,003	54,370
Diluted – Net Loss From Continuing Operations Attributable to Rex Energy Common Shareholders	$(1.11)	$(0.38)
Diluted – Net Income From Discontinued Operations Attributable to Rex Energy Common Shareholders	—	0.01
Diluted – Net Loss Attributable to Rex Energy Common Shareholders	$(1.11)	$(0.37)
Diluted – Weighted Average Shares of Common Stock Outstanding	56,003	54,370

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTHS ENDED MARCH 31, 2016

(Unaudited, in Thousands)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE December 31, 2015	55,741	$54	16	$1	$623,863	$(463,687)	$160,231
Non-Cash Compensation	—	—	—	—	(29)	—	(29)
Issuance of Common Stock in Exchange for Debt	8,413	8	—	—	6,468	—	6,476
Issuance of Restricted Stock, Net of Forfeitures	74	—	—	—	—	—	—
Conversion of Preferred Stock to Common Stock	1,813	1	(3)		(1)	—	—
Net Loss	—	—	—	—	—	(60,141)	(60,141)
BALANCE March 31, 2016	66,041	$63	13	$1	$630,301	$(523,828)	$106,537

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, $ in Thousands)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(60,141)	$(16,517)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss from Equity Method Investments	—	203
Non-cash Expenses	497	3,377
Depreciation, Depletion, Amortization and Accretion	19,408	26,165
Gain on Derivatives	(4,049)	(17,119)
Cash Settlements of Derivatives	12,994	11,079
Dry Hole Expense	843	(1)
Deferred Income Tax Expense	2,092	—
Impairment Expense	14,184	7,023
(Gain) Loss on Sale of Assets	(30)	33
Changes in operating assets and liabilities
Accounts Receivable	(4,873)	10,029
Inventory, Prepaid Expenses and Other Assets	660	328
Accounts Payable and Accrued Liabilities	(308)	(12,929)
Other Assets and Liabilities	(170)	(305)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(18,893)	11,366
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Joint Venture Acreage Management	—	39
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	71	672
Proceeds from Joint Venture for Reimbursement of Capital Costs	19,461	16,611
Acquisitions of Undeveloped Acreage	(5,266)	(17,459)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(15,068)	(67,013)
NET CASH USED IN INVESTING ACTIVITIES	(802)	(67,150)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debt and Line of Credit	—	(25,761)
Proceeds from Long-Term Debt and Line of Credit	46,500	72,826
Repayments of Loans and Other Notes Payable	(184)	(686)
Debt Issuance Costs	(2,821)	(459)
Dividends Paid on Preferred Stock	—	(2,415)
Distributions by the Partners of Consolidated Joint Ventures	—	(531)
NET CASH PROVIDED BY FINANCING ACTIVITIES	43,495	42,974
NET INCREASE (DECREASE) IN CASH	23,800	(12,810)
CASH – BEGINNING	1,091	18,096
CASH – ENDING	$24,891	$5,286
CASH AND CASH EQUIVALENTS ATTRIBUTABLE TO CONTINUING OPERATIONS	$24,891	$4,964
CASH AND CASH EQUIVALENTS ATTRIBUTABLE TO ASSETS HELD FOR SALE	$—	$322
SUPPLEMENTAL DISCLOSURES
Interest Paid, net of capitalized interest	22,479	9,895
Cash Paid for Income Taxes	—	(502)
NON-CASH ACTIVITIES
Increase (Decrease) in Accrued Liabilities for Capital Expenditures	2,830	(602)

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

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of all of our wholly owned subsidiaries. We report our interests in oil, NGL and natural gas properties using the proportional consolidation method of accounting. All intercompany balances and transactions have been eliminated. Unless otherwise indicated, all references to “Rex Energy Corporation,” “our,” “we,” “us” and similar terms refer to Rex Energy Corporation and its subsidiaries together. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies.

For purposes of compliance with Accounting Standards Update (“ASU”) 2015-3, which we adopted on January 1, 2016, we have reclassified approximately $2.1 million from Other Assets to Senior Secured Line of Credit and Long-Term Debt, Net of Issuance Costs and approximately $11.9 million from Other Assets to Senior Notes, Net of Issuance Costs on our Consolidated Balance Sheets as of December 31, 2015. In addition, we adopted ASU 2015-17 on January 1, 2016, which eliminates the need to show deferred tax liabilities and assets as current and noncurrent. Our Consolidated Balance Sheet as of December 31, 2015 included $12.5 million in Long-Term Tax Assets and $12.5 million in Current Deferred Tax Liability. Reclassifying our Current Deferred Tax Liability to noncurrent allowed us to net our noncurrent asset and noncurrent liability together resulting in a net deferred tax balance of zero (see Note 5, Recently Issued Accounting Pronouncements, to our Consolidated Financial Statements for additional information). For purposes of consistency, we have reclassified $350.0 million and $325.0 million from 8.875% Senior Notes Due 2020 and 6.25% Senior Notes Due 2022, respectively, to Senior Notes, Net of Issuance Costs on our Consolidated Balance Sheets as of December 31, 2015.

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

Certain amounts and disclosures have been condensed or omitted from these Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these interim financial statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Accretion expense for each of the three-month periods ended March 31, 2016 and 2015 totaled approximately $0.9 million. These amounts are recorded as depreciation, depletion, amortization and accretion (“DD&A”) expense on our Consolidated Statements of Operations. We account for future abandonment costs that relate to wells that are drilled jointly based on our working interest in those wells.

($ in Thousands)	March 31, 2016
Beginning Balance at January 1, 2016	$45,074
Future Abandonment Obligation Incurred	402
Future Abandonment Obligation Settled	(361)
Future Abandonment Obligation Cancelled or Sold	(189)
Future Abandonment Obligation Revision of Estimated Obligation	—
Future Abandonment Obligation Accretion Expense	856
Total Future Abandonment Cost[1]	$45,782

1 Includes approximately $2.4 million of short-term future abandonment costs, which are classified as Accrued Liabilities on our Consolidated Balance Sheet.

3. DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE

In December 2014, our board of directors approved a formal plan to sell Water Solutions Holdings, LLC (“Water Solutions”), of which we owned a 60% interest. In June 2015, we entered into a purchase and sale agreement with American Water Works Company, Inc. (“American Water”) pursuant to which American Water acquired Water Solutions for consideration of approximately $130.0 million, inclusive of cash and debt and subject to other customary adjustments. The sale closed in July 2015, and we received approximately $66.8 million in net proceeds, resulting in a gain of approximately $57.8 million. The transaction is recorded as Discontinued Operations.

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

	Three Months Ended March 31,
($ in Thousands)	2016	2015
Revenues:
Field Services Revenue	$—	$14,964
Total Operating Revenue	—	14,964
Costs and Expenses:
General and Administrative Expense	—	977
Depreciation, Depletion, Amortization and Accretion	—	39
Field Services Operating Expense	—	11,289
Gain on Sale of Asset	—	(32)
Interest Expense	—	191
Other Expense	—	103
Total Costs and Expenses	—	12,567
Income from Discontinued Operations Before Income Taxes	—	2,397
Income Tax Expense	—	(435)
Income from Discontinued Operations, net of taxes	$—	$1,962

4. BUSINESS AND OIL AND GAS PROPERTY ACQUISITIONS AND DISPOSITIONS

Water Solutions

As described in Note 3 above, we sold Water Solutions pursuant to a purchase and sale agreement with American Water.

ArcLight Capital Partners, LLC

On March 31, 2015, we entered into a joint venture agreement with an affiliate of ArcLight Capital Partners, LLC (“ArcLight”) to jointly develop 32 specifically designated wells in our Butler County, Pennsylvania operated area. ArcLight will participate and fund 35.0% of the estimated well costs for the designated wells. We expect to receive consideration for the transaction of approximately $67.0 million, with $16.6 million received at closing for wells that had previously been completed or were at that time in the process of being drilled and completed. The remainder of the proceeds will be received as additional wells are drilled and completed. Upon the attainment of certain return on investment and internal rate of return thresholds, 50.0% of ArcLight’s 35.0% working interest will revert back to us, leaving ArcLight with a 17.5% working interest. As of March 31, 2016, ArcLight had paid approximately $52.2 million for their interest in wells that have been drilled or are in the process of being drilled. As of March 31, 2016, all wells to be developed with ArcLight had been drilled and completed with four wells remaining to be placed into service.

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

Benefit Street Partners, LLC

On March 1, 2016, we entered into a joint exploration and development agreement with an affiliate of Benefit Street Partners, LLC (“BSP”) to jointly develop 58 specifically designated wells in our Moraine East and Warrior North operated areas. BSP will participate and fund 15.0% of the estimated well costs for 16 designated wells in Butler County, Pennsylvania, 12 of which have already been drilled and completed and fund 65.0% of the estimated well costs for six designated wells in Warrior North, Ohio, three of which have already been drilled and completed. We expect total consideration for this transaction to be $175.0 million with $37.1 million committed at closing. As of March 31, 2016, BSP had paid approximately $19.5 million for their interest in wells that had previously been completed. The remainder of the proceeds will be received as additional wells are completed. BSP also has the option to participate in the development of 36 additional wells in 2016 and would fund 65.0% of the estimated well costs for the designated wells in return for a 65.0% working interest. In addition, BSP earns an assignment of 15%-20% working interest in acreage located within each of the units they participate. As of March 31, 2016, 15 of the initial 22 wells were in line and producing, three wells were drilled and awaiting completion and four wells were awaiting pipeline connection. In April 2016, BSP exercised their option to participate in four additional wells to be drilled and completed later in 2016.

The BSP transaction constitutes a pooling of assets in a joint undertaking to develop these specific properties for which there is substantial uncertainty about the ability to recover the costs applicable to our interest in the properties. Under the terms of the agreement, we hold a substantial obligation for future performance, which may not be proportionally reimbursed by BSP. Due to the uncertainty that exists on the recoverability of costs associated with our retained interest, proceeds received from BSP are considered a recovery of costs and no gain or loss is recognized.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). The guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. We adopted this ASU on January 1, 2016. Adoption did not have a material impact on our Consolidated Financial Statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The standard requires an entity to present debt issuance costs related to a recognized liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted this ASU on January 1, 2016. In conjunction with the adoption of ASU 2015-03, we reclassified approximately $2.1 million from Other Assets to Senior Secured Line of Credit and Long-Term Debt, Net of Issuance Costs and $11.9 million from Other Assets to Senior Notes, Net of Issuance Costs on our Consolidated Balance Sheets as of December 31, 2015. Adoption did not have an impact on Net Income or Accumulated Deficit.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations are required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. We adopted this ASU on January 1, 2016. Our Consolidated Balance Sheet as of December 31, 2015 included $12.5 million in Long-Term Deferred Tax Assets and $12.5 million in Current Deferred Tax Liability. Reclassifying our Current Deferred Tax Liability to noncurrent allowed us to net our noncurrent asset and noncurrent liability together resulting in a net deferred tax balance of zero. Adoption did not have an impact on Net Income or Accumulated Deficit.

In February 2016, the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and
•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Public business entities are required to apply the amendment of this update for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. We are currently evaluating this guidance and do not believe it will have a material impact due to our minimal number of operating leases.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under this update, several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of this standard.

6. CONCENTRATIONS OF CREDIT RISK

By using derivative instruments to hedge exposure to changes in commodity prices, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparties to perform under the terms of the derivative contract. When the fair value of the derivative is positive, the counterparty owes us, which creates repayment risk. We minimize the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. Our counterparties are investment grade financial institutions and lenders in our Senior Credit Facility (see Note 7, Long-Term Debt, to our Consolidated Financial Statements). We have a master netting agreement in place with our counterparties that provides for the offsetting of payables against receivables from separate derivative contracts. None of our derivative contracts have a collateral provision that would require funding prior to the scheduled cash settlement date. For additional information, see Note 8, Derivative Instruments and Fair Value Measurements, to our Consolidated Financial Statements.

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. For the three months ended March 31, 2016, approximately 93.5% of our commodity sales came from five purchasers, with the largest single purchaser accounting for 46.0% of commodity sales. We believe the continued growth in our Appalachian Basin operations will help us to minimize our future risks by diversifying our ratio of oil, NGLs and natural gas sales as well as the quantity of purchasers.

7. LONG-TERM DEBT

Senior Credit Facility

We maintain a revolving credit facility evidenced by a credit agreement, dated March 27, 2013 and most recently amended on March 13, 2016 (the “Senior Credit Facility”). As of March 31, 2016, the borrowing base under the Senior Credit Facility was $200.0 million; however, the Senior Credit Facility may be increased to up to $500.0 million upon re-determinations of the borrowing base, consent of the lenders and other conditions prescribed by the agreement. Within the Senior Credit Facility, a subfacility exists for up to $60.0 million of letters of credit.  Effective April 1, 2016, our borrowing base was further reduced to $190.0 million in connection with our senior note exchange described below. As of March 31, 2016, loans made under the Senior Credit Facility were set to mature on September 12, 2019. Our borrowing base is re-determined at least twice per year with the next re-determination scheduled to occur on or about July 1, 2016. In certain circumstances, we may be required to prepay the loans. Management does not believe that a prepayment will be required within the next twelve months. As of March 31, 2016, we had $158.0 million outstanding, approximately $41.0 million in outstanding undrawn letters of credit and approximately $1.0 million available to borrow. There were $111.5 million borrowings outstanding as of December 31, 2015. Our Senior Credit Facility restricts the amount of cash and cash equivalents that we can hold on our Consolidated Balance Sheet to a maximum of $15.0 million, with any excess to be used to pay down the outstanding Senior Credit Facility balance, however we retain the right to draw on the Senior Credit Facility so long as there are amounts available under our borrowing base.

The Senior Credit Facility requires we meet, on a quarterly basis, financial requirements of a minimum consolidated current ratio and maximum net senior secured debt to EBITDAX. EBITDAX is a non-GAAP financial measure used by our management team and by other users of our financial statements, such as our commercial bank lenders, which adds to or subtracts from net income the following expenses or income for a given period to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, depletion, amortization, unrealized gains and losses from derivatives, exploration expense and other similar non-cash activity. The Senior Credit Facility requires that as of the last day of any fiscal quarter, our ratio of consolidated current assets, which includes the unused portion of our borrowing base, as of such day to consolidated current liabilities as of such day, known as our current ratio, must not be less than 1.0 to 1.0. Our current ratio as of March 31, 2016 was approximately 0.6 to 1.0.  Due to our expectation that we would not be in compliance with the current ratio we previously received a waiver of this requirement from the lenders for the period ended March 31, 2016. We expect to be in compliance with the current ratio covenant at June 30, 2016 and beyond. Additionally, as of the last day of any fiscal quarter, our ratio of net senior secured debt to EBITDAX for the trailing twelve months must not exceed 2.75 to 1.0. Our maximum net senior secured debt to EBITDAX ratio was lowered to 2.75 to 1.0 from 3.0 to 1.0 in connection with our senior note exchange described below. Our ratio of net senior secured debt to EBITDAX as of March 31, 2016 was approximately 2.1 to 1.0.

In order to improve our liquidity positions to meet the financial requirements under our Senior Credit Facility and to meet other outstanding obligations, we are currently pursuing or considering a number of actions including (i) debt-for-equity exchanges, (ii) joint venture opportunities, (iii) minimizing our capital expenditures, (iv) improving our cash flows from operations, (v) effectively managing our working capital, (vi) adding hedging positions, and (vii) in- and out-of-court restructuring. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions or that these transactions can be consummated within the period needed to meet certain obligations.

Senior Notes

On March 31, 2016, we completed an exchange offer and consent solicitation related to our 8.875% Senior Notes due 2020 (the “2020 Notes”) and 6.25% Senior Notes due 2022 (the “2022 Notes” and, together with the 2020 Notes, the “Existing Notes”). We offered to exchange (the “Exchange”) any and all of the Existing Notes held by eligible holders for up to (i) $675.0 million aggregate principal amount of our new Senior Secured Second Lien Notes (the “New Notes”) and (ii) 10.1 million shares of our common stock (the “Shares”). We accounted for these transactions as troubled debt restructurings. As a result of the troubled debt exchanges, the future undiscounted cash flows of the New Notes are greater than the net carrying value of the Existing Notes. As such, no gain has been recognized and a new effective interest rate has been established.

In exchange for $324.0 million in aggregate principal amount of the 2022 Notes, representing approximately 92.6% of the outstanding aggregate principal amount of the 2020 Notes, and $309.1 million in aggregate principal amount of the 2022 Notes, representing approximately 95.1% of the outstanding aggregate principal amount of the 2022 Notes, we issued (i) $633.7 million aggregate principal amount of New Notes and (ii) issued 8.4 million Shares, which had a fair value of $6.5 million upon issuance. An additional $0.5 million aggregate principal amount of New Notes were issued to holders who were ineligible to accept the Shares. In addition, upon closing, we paid in cash accrued and unpaid interest on the Existing Notes accepted in the Exchange from the applicable last interest payment date totaling approximately $12.8 million. The remaining Existing Notes will continue to accrue interest at their historical rates. The New Notes will bear interest at a rate of 1.0% per annum for the first three semi-annual interest payments after issuance and 8.0% per annum payable in cash thereafter. Interest payments are due on April 1 and October 1 of each year, beginning on October 1, 2016 and ending on October 1, 2020. In connection with the Exchange, we incurred approximately $8.5 million in third-party debt issuance costs. These costs were recorded as Debt Exchange Expense in our Statement of Operations for the three-month period ended March 31, 2016.

We may redeem, at specified redemption prices, some or all of the New Notes at any time on or after April 1, 2018. We may also redeem up to 35% of the New Notes using the proceeds of certain equity offerings completed before April 1, 2018. If we sell certain of our assets or experience specific kinds of changes in control, we may be required to offer to purchase the New Notes from the holders.

Our Existing Notes and New Notes (collectively, the “Senior Notes”) are recorded as Senior Notes, Net of Issuance Costs on our Consolidated Balance Sheets.

The Senior Notes contain affirmative and negative covenants that are customary for instruments of this nature, including restrictions or limitations on our ability to incur additional debt, pay dividends, purchase or redeem stock or subordinated indebtedness, make investments, create liens, sell assets, merge with or into other companies or transfer substantially all of our assets, unless those actions satisfy the terms and conditions of the Senior Notes or are otherwise excepted or permitted.  Certain of the limitations in the Indentures, including our ability to incur debt, pay dividends or make other restricted payments, become more restrictive in the event our ratio of consolidated cash flow to fixed charges for the most recent trailing four quarters (the “Fixed Charge Coverage Ratio”) is less than 2.25:1.  As of March 31, 2016, our Fixed Charge Coverage Ratio was 1.00.  We expect our Fixed Charge Coverage Ratio to improve in 2016 based on our projections of decreased interest expense related to the New Notes. As of March 31, 2016, we were limited to incurring an additional $68.9 million in debt due to our Fixed Charge Coverage Ratio. The Indentures also contain customary events of default. In certain circumstances, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately.

As of March 31, 2016 and December 31, 2015, we had recorded on our Consolidated Balance Sheets approximately $2.2 million and $2.3 million, respectively, of a net premium related to the Senior Notes. The amortization of our net premium during the three months ended March 31, 2016, which follows the effective interest method, was approximately $0.1 million and was recorded as a credit to Interest Expense on our Consolidated Statement of Operations. Interest is payable semi-annually on our Existing Notes. Interest on the 2020 Notes is paid at a rate of 8.875% per annum on June 1 and December 1 of each year while interest on the 2022 Notes is paid at a rate of 6.25% per annum on February 1 and August 1 of each year.

In addition to the Senior Credit Facility and the Senior Notes, we may, from time to time in the normal course of business finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and other obligations consisted of the following at March 31, 2016 and December 31, 2015:

($ in Thousands)	March 31, 2016 (Unaudited)	December 31, 2015
Senior Notes, Net of Issuance Costs (a)	$657,511	$663,089
Premium on Senior Notes, Net	2,245	2,344
Senior Line of Credit, Net of Issuance Costs (b)(c)	152,794	109,396
Capital Leases and Other Obligations(c)	434	618
Total Debt	812,984	775,447
Less Current Portion of Long-Term Debt	(9,934)	(590)
Total Long-Term Debt	$803,050	$774,857
(a)	Includes unamortized debt issuance costs of approximately $11.1 million and $11.9 million as of March 31, 2016 and December 31, 2015, respectively.
(b)	Includes unamortized debt issuance costs of approximately $5.2 million and $2.1 million as of March 31, 2016 and December 31, 2015, respectively.
(c)

The Senior Credit Facility requires us to make monthly payments of interest on the outstanding balance of loans made under the agreement. The weighted average interest rate on borrowings under our Senior Credit Facility for the three months ended March 31, 2016 and the year ended December 31, 2015, was approximately 3.2 % and 1.7%, respectively. The average interest rate on our capital leases and other obligations for the three months ended March 31, 2016 and the year ended December 31, 2015, was approximately 4.5% and 5.5%, respectively.

The following is the principal maturity schedule for debt outstanding as of March 31, 2016:

2016	$9,906
2017	28
2018	—
2019	148,500
2020	652,658
Thereafter	15,865
Total(a)	$826,957
(a)	Excludes $2.2 million net premium on Senior Notes and $16.2 million in debt issuance costs

8. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Our results of operations and operating cash flows are impacted by changes in market prices for oil, natural gas and NGLs. To mitigate a portion of the exposure to adverse market changes, we enter into oil, natural gas and NGL commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling, we make payments to our counterparties. We do not enter into these arrangements for speculative trading purposes. As of March 31, 2016 and December 31, 2015, our commodity derivative instruments consisted of fixed rate swap contracts, puts, collars, swaptions, deferred put spreads, cap swaps, calls, basis swaps and three-way collars. We did not designate these instruments as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as Gain on Derivatives, Net.

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

None of our commodity derivatives are designated for hedge accounting but are, to a degree, an economic offset to our commodity price exposure. We utilize the mark-to-market accounting method to account for these contracts. We recognize all gains and losses related to these contracts in the Consolidated Statements of Operations as Gain on Derivatives, Net under Other Expense. We received net cash settlements of $13.0 million and $10.6 million in relation to our commodity derivatives during the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, we had approximately 100.0% of our annualized oil production hedged through the remainder of 2016, over 100.0% and 50.0% of our annualized natural gas production hedged through the remainder of 2016 and 2017, respectively, and over 40.0% our annualized NGL production hedged through the remainder of 2016. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future drilling and completion or the natural decline of our oil and gas production.

Interest Rate Derivatives

We are exposed to interest rate risk on our long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in the market interest rates which are lower than our current fixed rate. Variable rate debt, where the interest rate fluctuates, exposes us to changes in market interest rates, which may increase over time. As of March 31, 2016, and December 31, 2015, we had $158.0 million and $111.5 million outstanding under our Senior Credit Facility, respectively, which is subject to variable rates of interest and $675.0 million of Senior Notes outstanding subject to fixed interest rates. See Note 7, Long-Term Debt, to our Consolidated Financial Statements for additional information on our Senior Credit Facility and Senior Notes.

As of March 31, 2016 and December 31, 2015, we did not have any interest rate derivatives outstanding. We utilize the mark-to-market accounting method to account for interest rate swap and swaptions. We recognize all gains and losses related to interest rate derivatives in the Consolidated Statements of Operations as Gain on Derivatives, Net under Other Expense. During the three months ended March 31, 2015, we received cash payments of approximately $0.5 million related to our interest rate swaptions.

The following table summarizes the location and amounts of gains and losses on our derivative instruments from continuing operations, none of which are designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
($ in Thousands)	2016	2015
Oil	$325	$2,876
Natural Gas	5,363	13,600
NGLs	(1,621)	435
Refined Products	(18)	(55)
Interest Rate	—	263
Gain on Derivatives, Net	$4,049	$17,119

Our derivative instruments are recorded on the balance sheet as either an asset or a liability, in either case measured at fair value. The fair value associated with our derivative instruments was a net asset of approximately $26.8 million and $35.8 million at March 31, 2016 and December 31, 2015, respectively.

Our open asset/(liability) financial commodity derivative instrument positions at March 31, 2016 consisted of:

Period	Volume	Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2016 - Collars	445,750 Bbls	$—	$38.72	$50.28	$—	$662
2016 - Three-Way Collars	225,000 Bbls	31.20	41.40	49.60	—	340
2016 - Cap Swaps	60,000 Bbls	30.00	—	—	44.00	42
	730,750 Bbls					$1,044
Natural Gas
2016 - Swaps	14,090,000 Mcf	—	—	—	2.95	$10,341
2016 - Swaptions	900,000 Mcf	—	—	—	3.15	767
2016 - Cap Swaps	4,050,000 Mcf	2.90	—	—	3.48	1,102
2016 - Collars	2,250,000 Mcf	—	2.70	3.10	—	973
2016 - Three-Way Collars	8,480,000 Mcf	2.31	2.95	3.55	—	5,054
2016 - Put Spreads	9,470,000 Mcf	2.50	3.26	—	—	808
2016 - Basis Swaps - Dominion South	17,665,000 Mcf	—	—	—	(0.89)	(1,879)
2017 - Swaps	960,000 Mcf	—	—	—	3.60	903
2017 - Swaptions	0 Mcf	—	—	—	—	(263)
2017 - Cap Swaps	5,700,000 Mcf	2.65	—	—	3.20	951
2017 - Three-Way Collars	16,300,000 Mcf	2.33	3.02	3.89	—	5,066
2017 - Calls	3,000,000 Mcf	—	—	3.64	—	(753)
2017 - Basis Swaps - Dominion South	4,550,000 Mcf	—	—	—	(0.83)	(1,092)
2017 - Basis Swaps - Texas Gas	14,600,000 Mcf	—	—	—	(0.13)	(513)
2018 - Swaps	960,000 Mcf	—	—	—	3.60	903
2018 - Swaptions	0 Mcf	—	—	—	—	(191)
2018 - Cap Swaps	1,800,000 Mcf	3.30	—	—	4.05	1,060
2018 - Three-Way Collars	7,875,000 Mcf	2.29	2.88	3.56	—	1,046
2018 - Calls	5,810,000 Mcf	—	—	3.97	—	(328)
2018 - Basis Swaps - Dominion South	6,400,000 Mcf	—	—	—	(0.83)	(1,092)
2018 - Basis Swaps - Texas Gas	14,600,000 Mcf	—	—	—	(0.13)	(513)
2019 - Basis Swaps - Dominion South	7,300,000 Mcf	—	—	—	(0.83)	(1,092)
2020 - Basis Swaps - Dominion South	7,320,000 Mcf	—	—	—	(0.83)	(1,092)
	154,080,000 Mcf					$20,166
NGLs
2016 - C3+ NGL Swaps	1,038,000 Bbls	—	—	—	30.66	$6,006
2016 - Ethane Swaps	165,000 Bbls	—	—	—	8.82	155
2017 - C3+ NGL Swaps	468,000 Bbls	—	—	—	20.16	(287)
	1,671,000 Bbls					$5,874
Refined Product (Heating Oil)
2016 - Swaps	9,000 Bbls	$—	$—	$—	$84.00	$(278)
	9,000 Bbls					$(278)

The combined fair value of derivatives, none of which are designated or qualifying as hedges, included in our Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 is summarized below:

	March 31,	December 31,
($ in Thousands)	2016	2015
Short-Term Derivative Assets:
Crude Oil—Collars	$662	$1,078
Crude Oil—Deferred Put Spread	42	852
Crude Oil—Three-Way Collars	616	577
NGL—Swaps	6,579	10,250
Natural Gas—Swaps	10,576	9,010
Natural Gas—Cap Swaps	1,638	1,977
Natural Gas—Basis Swaps	—	70
Natural Gas—Three-Way Collars	6,326	6,183
Natural Gas—Collars	973	1,728
Natural Gas—Swaption	792	798
Natural Gas—Put Spread	808	1,737
Total Short-Term Derivative Assets	$29,012	$34,260
Long-Term Derivative Assets:
NGL—Swaps	$185	$344
Natural Gas—Cap Swaps	1,855	2,294
Natural Gas—Swaps	1,580	1,593
Natural Gas—Basis Swaps	—	195
Natural Gas—Three-Way Collars	4,840	5,108
Total Long-Term Derivative Assets	$8,460	$9,534
Total Derivative Assets	$37,472	$43,794
Short-Term Derivative Liabilities:
Crude Oil—Three-Way Collars	(276)	—
NGL—Swaps	(490)	—
Refined Product—Swaps	(278)	(376)
Natural Gas—Three-Way Collars	—	(31)
Natural Gas—Basis Swaps	(2,280)	(1,585)
Natural Gas—Call	(189)	—
Natural Gas—Swaption	(46)	(202)
Natural Gas—Swaps	(9)	(292)
Natural Gas—Cap Swaps	(190)	—
Total Short - Term Derivative Liabilities	$(3,758)	$(2,486)
Long-Term Derivative Liabilities:
NGL—Swaps	(400)	—
Natural Gas—Swaption	(433)	(297)
Natural Gas—Basis Swaps	(4,993)	(4,186)
Natural Gas—Call	(892)	(989)
Natural Gas—Cap Swaps	(190)	—
Natural Gas—Three-Way Collars	—	(84)
Total Long-Term Derivative Liabilities	$(6,908)	$(5,556)
Total Derivative Liabilities	$(10,666)	$(8,042)

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

Our Level 2 fair value measurements are comprised of our derivative contracts, excluding our basis swap derivatives, and are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors, interest rates and discount rates, or can be confirmed from other active markets. The fair values recorded as of March 31, 2016 and December 31, 2015, were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party.

Our Level 3 fair value measurements are comprised of our natural gas basis swap contracts. The fair values recorded as of March 31, 2016 and December 31, 2015, were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party. The significant unobservable input used in the fair value measurement of our natural gas basis swaps was the estimate of future natural gas basis differentials. Significant variations in price differentials could result in a significantly different fair value measurement. The significant unobservable inputs and the range and weighted average of these inputs used in the fair value measurements of our natural gas basis swaps as of March 31, 2016 and December 31, 2015 are included in the table below.

	As of March 31, 2016
	Range (price per Mcf)	Weighted Average (price per Mcf)	Fair Value (in thousands)
Natural Gas Basis Differential Forward Curve - Dominion South	($0.30) - ($1.02)	$(0.85)	$(6,247)
Natural Gas Basis Differential Forward Curve - Texas Gas	($0.09) - ($0.13)	$(0.13)	$(1,026)

	As of December 31, 2015
	Range (price per Mcf)	Weighted Average (price per Mcf)	Fair Value (in thousands)
Natural Gas Basis Differential Forward Curve - Dominion South	($0.27) - ($1.08)	$(0.74)	$(5,468)
Natural Gas Basis Differential Forward Curve - Texas Gas	($0.05) - ($0.17)	$(0.12)	$(38)

The fair value of our derivative instruments may be different from the settlement value based on company-specific inputs, such as credit ratings, futures markets and forward curves, and readily available buyers and sellers for such assets and liabilities. During the three months ended March 31, 2016 and for the year ended December 31, 2015, there were no transfers into or out of Level 1 or Level 2 measurements. The following table presents the fair value hierarchy table for assets and liabilities measured at fair value:

		Fair Value Measurements at March 31, 2016 Using:
($ in Thousands)	Total Carrying Value as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives	$26,806	$—	$34,079	$(7,273)

		Fair Value Measurements at December 31, 2015 Using:
($ in Thousands)	Total Carrying Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives	$35,752	$—	$41,258	$(5,506)

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

The value of our oil derivatives are comprised of three-way collar, call protected swap and deferred put spread contracts for notional barrels of oil at interval New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The fair values attributable to our oil derivatives as of March 31, 2016 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil and (iii) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our gas derivatives are comprised of swap, collars, swaption, three way collar, basis swap, cap swap, call and put spread contracts for notional volumes of gas contracted at NYMEX Henry Hub (“HH”). The fair values attributable to our gas derivative contracts as of March 31, 2016 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our NGL derivatives are comprised of swaps for notional volumes of NGLs contracted at NYMEX Mont Belvieu. The fair values attributable to our NGL derivative contracts as of March 31, 2016 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for Mont Belvieu, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative instruments are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

The table below sets forth a reconciliation of our commodity derivative contracts at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
($ in Thousands)	2016	2015
Beginning Balance of Level 3	$(5,506)	$1,341
Changes in Fair Value	(2,037)	(1,955)
Purchases	—	—
Settlements Received	270	409
Ending Balance of Level 3	$(7,273)	$(205)

Changes in fair value on our Level 3 commodity derivative contracts outstanding for each of the three months ended March 31, 2016 and 2015, resulted in decreases of approximately $2.0 million. This amount has been included in Gain on Derivatives, Net in our Consolidated Statements of Operations.

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

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value in our Consolidated Financial Statements:

	March 31, 2016		December 31, 2015
($ in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes, Net of Issuance Costs	$657,511	$78,715	$663,089	$137,402
Secured Line of Credit	152,794	152,794	109,396	109,396
Capital Leases and Other Obligations	434	427	618	606
Total	$810,739	$231,936	$773,103	$247,404

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

Other Fair Value Measurements

During the three months ended March 31, 2016, we recorded an other than temporary impairment of $14.2 million related to proved and unproved properties. We utilize quoted futures prices and other observable market data in determining the fair value. The inputs used in determining fair value as a part of the impairment expense calculation are considered to be Level 2 within the fair value hierarchy. For additional information on our impairment expense, see Note 15, Impairment Expense, to our Consolidated Financial Statements.

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

Income tax included in continuing operations was as follows:

	Three Months Ended March 31,
($ in Thousands)	2016	2015
Income (Expense) Benefit	$(2,092)	$92
Effective Tax Rate	-3.6%	0.5%

For the three months ended March 31, 2016 and 2015, our overall effective tax rate on pre-tax income from continuing operations was different than the statutory rate of 35% due to the recording of a valuation allowance. As of March 31, 2016 and 2015, we had a significant level of estimated future tax benefits that, given our past and future expectations of net losses, we do not expect to be able to fully utilize, thus limiting our ability to recognize future tax benefits. As a result of the Exchange, we generated approximately $543.2 million in cancellation of debt income as calculated by comparing the fair value of the New Notes and the face value of the Existing Notes. We expect to offset this income by utilizing our net operating loss carryforwards, resulting in a projected alternative minimum tax payment of approximately $5.5 million.

Income tax payments made during the three months ended March 31, 2016 and 2015 were negligible.  We received tax refunds during the three months ended March 31, 2015 of approximately $0.5 million.

10. CAPITAL STOCK

Common Stock

We have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of March 31, 2016 and December 31, 2015, shares of common stock issued and outstanding totaled 66,041,227 and 55,741,229, respectively.

Preferred Stock

As of March 31, 2016 and December 31, 2015, shares of our 6.0% Convertible Perpetual Preferred Stock, Series A, par value $0.001 per share (“Series A Preferred Stock”) issued and outstanding totaled 12,836 and 16,100, respectively. During the first quarter of 2016, approximately 3,264 shares of Series A Preferred Stock were converted into approximately 1.8 million shares of common stock pursuant to the terms of the Series A Preferred Stock.

The annual dividend on each share of the Series A Preferred Stock is 6.0% per annum on the liquidation preference of $10,000 per share and is payable quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year.

We pay cumulative dividends, when and if declared, in cash, stock or a combination thereof, on a quarterly basis at a rate of $600 per share, or 6.0%, per year. Dividends that are not declared and paid in accordance with the quarterly schedule will accumulate from the most recent date upon which dividends were paid but will not bear interest. In February 2016, we suspended our quarterly dividend payment. No dividend has been declared by our board of directors in 2016. As of March 31, 2016 accumulated dividends in arrears totaled $2.1 million.  While the accumulation does not result in the presentation of a liability on the Consolidated Balance Sheets, the accumulated dividends are added to our Net Loss in the determination of Loss Attributable to Common Shareholders and related loss per share calculations.

In 2015, we paid quarterly cash dividends of $150.00 per share for the periods of November 15, 2014 to February 15, 2015, February 15, 2015 to May 15, 2015, May 15, 2015 to August 15, 2015, and August 15, 2015 to November 15, 2015, respectively, each in the aggregate amount of $2.4 million. If we do not pay dividends for six consecutive quarterly periods, the holders of the shares of Series A Preferred Stock will have the right to elect two additional directors to serve on our board of directors.

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

Stock Options

During the three-month period ended March 31, 2016, we issued 851,422 options to purchase shares of our common stock to 29 employees. We issued 80,000 options to purchase shares of our common stock for the three months ended March 31, 2015. Stock-based compensation expense relating to stock options outstanding for the three months ended March 31, 2016 and 2015 was negligible. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense. There were no stock options exercised for the three months ended March 31, 2016 and 2015. There was no tax benefit for the three-month periods ended March 31, 2016 and 2015.

A summary of the status of our issued and outstanding stock options as of March 31, 2016 is as follows:

	Outstanding		Exercisable
Exercise Price	Number Outstanding At 3/31/16	Weighted-Average Exercise Price	Number Exercisable At 3/31/16	Weighted-Average Exercise Price
$1.69	851,422	$1.69	—	$—
$4.05	40,000	$4.05	—	$—
$4.90	40,000	$4.90	3,333	$4.90
$5.04	46,041	$5.04	46,041	$5.04
$9.50	75,000	$9.50	75,000	$9.50
$9.99	129,583	$9.99	129,583	$9.99
$10.42	29,548	$10.42	29,548	$10.42
$11.87	3,500	$11.87	3,500	$11.87
$13.19	50,000	$13.19	50,000	$13.19
$22.34	30,000	$22.34	30,000	$22.34
	1,295,094	$4.41	367,005	$10.72

The weighted average remaining contractual term for options outstanding at March 31, 2016 was 5.5 years and there was no aggregate intrinsic value. The weighted average remaining contractual term for options exercisable at March 31, 2016 was 1.9 years and there was no aggregate intrinsic value.  As of March 31, 2016, unrecognized compensation expense related to stock options was $0.5 million.

Restricted Stock Awards

During the three-month period ended March 31, 2016, the Compensation Committee approved the issuance of an aggregate of 420,901 shares of restricted common stock to 22 employees. During the three-month period ended March 31, 2015, the Compensation Committee approved the issuance of an aggregate of 1,336,295 shares of restricted stock to 126 employees and one non-employee contractor. Certain of our outstanding restricted stock awards granted in 2015 are subject to market-based vesting through a calculation of total shareholder return (“TSR”) of our common stock relative to a pre-defined peer group over a three-year period.

The weighted average fair value of the TSR awards granted as of December 31, 2015 was $2.56 per share. There were no TSR awards granted as of March 31, 2016.  Average fair values were estimated on the date of each grant using a Monte Carlo Simulation model that estimates the most likely outcome based on the terms of the award and used the following assumptions:

Year Ended December 31, 2015
Expected Dividend Yield	0.0%
Risk-Free Interest Rate	1.0%
Expected Volatility – Rex Energy	58.6%
Expected Volatility – Peer Group	29.8%-85.0%
Market Index	35.6%
Expected Life	Three Years

Compensation expense associated with restricted stock awards was negligible and $3.0 million for the three-month period ended March 31, 2016 and 2015, respectively. During the first quarter of 2016, 235,573 performance stock awards were forfeited due to not meeting specified targets, which resulted in a one-time reduction to expense of approximately $1.5 million. During the first quarter of 2015, the board of directors approved a waiver to certain performance factors for restricted stock awards that vested in March 2015. This waiver resulted in the vesting of 189,872 restricted stock awards with associated expense of approximately $2.5 million. As of March 31, 2016, total unrecognized compensation cost related to restricted common stock grants was approximately $3.6 million, which will be recognized over a weighted average period of 1.5 years.

A summary of the restricted stock activity for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards, as of December 31, 2015	2,479,408	$6.27
Awards	420,901	1.67
Forfeitures	(346,876)	7.83
Vested	(142,516)	12.76
Restricted stock awards, as of March 31, 2016	2,410,917	$4.86

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

There have been no significant changes with respect to the legal matters disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We manage our exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. As of March 31, 2016, we know of no significant probable or possible environmental contingent liabilities.

Letters of Credit

At March 31, 2016, we had posted $41.0 million in various letters of credit to secure our drilling and related operations.

Lease Commitments

As of March 31, 2016, we have lease commitments for various real estate leases. Rent expense is recognized on a straight-line basis and has been recorded in General and Administrative expense on our Consolidated Statements of Operations. Rent expense for the three months ended March 31, 2016 and 2015, was approximately $0.3 million and $0.2 million, respectively. Lease commitments by year for each of the next five years are presented in the table below:

($ in Thousands)
2016	$766
2017	991
2018	565
2019	563
2020	422
Thereafter	—
Total	$3,307

Capacity Reservation

We have a capacity reservation arrangement with a subsidiary of MarkWest Energy Partners, L.P. (“MarkWest”) to ensure sufficient capacity at the cryogenic gas processing plants owned by MarkWest in Butler County, Pennsylvania to process our produced natural gas. In the event that we do not process any gas through the cryogenic gas processing plants, we may be obligated to pay approximately $10.9 million in 2016, $16.5 million in 2017, $16.5 million in 2018, $16.5 million in 2019, $16.6 million in 2020 and $97.9 million thereafter, assuming our average net revenue interest in the region of approximately 53%. Charges incurred for unutilized processing capacity with MarkWest during the three-month period ended March 31, 2016 and 2015 were $0.6 million and $0.2 million, respectively.

Operational Commitments

We have contracted drilling rig services on one rig to support our Appalachian Basin operations. The minimum cost to retain this rig would require gross payments of approximately $1.7 million in 2016, $2.3 million in 2017 and $0.3 million in 2018, which would be partially offset by other working interest owners, which vary from well to well. During the first quarter of 2015, we terminated two rig contracts earlier than their original term. To satisfy the early release, we incurred approximately $4.8 million in early termination fees, which were classified as Other Operating Expense in our Consolidated Statement of Operations for the three months ended March 31, 2015. Approximately $2.3 million of this amount was paid in January 2015 and $2.5 million in January 2016. We also have agreements for contracted completion services in the Appalachian Basin. The minimum gross cost to retain the completion services is approximately $4.0 million in 2016, which would be partially offset by other working interest owners, which vary from well to well.

Natural Gas Gathering, Processing and Sales Agreements

During the normal course of business, we have entered into certain agreements to ensure the gathering, transportation, processing and sales of specified quantities of our oil, natural gas and NGLs. In some instances, we are obligated to pay shortfall fees, whereby we would pay a fee for any difference between actual volumes provided as compared to volumes that have been committed. In other instances, we are obligated to pay a fee on all volumes that are subject to the related agreement. In connection with our entry into certain of these agreements, we concurrently entered into a guaranty whereby we have guaranteed the payment of obligations under the specified agreements up to a maximum of $418.0 million through 2021.

For the three months ended March 31, 2016 and 2015, we incurred expenses related to the transportation, processing and marketing of our oil, natural gas and NGLs of approximately $21.5 million and $18.9 million, respectively. Expense related to these agreements makes up a substantial portion of our Lease Operating Expense, which we expect to continue as existing agreements commence and new transportation, processing and marketing agreements are entered that will enable us to sell our product. During the three months ended March 31, 2016 and 2015, we incurred approximately $0.4 million and $0.9 million, respectively, in fees related to unutilized capacity commitments. The unutilized commitment fees are related to undeveloped properties that we acquired during 2014. Minimum net obligations under these sales, gathering and transportation agreements for the next five years are as follows:

($ in Thousands)	Total
2016	$24,715
2017	49,357
2018	53,456
2019	52,904
2020	51,697
Thereafter	458,695
Total	$690,824

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

All fees owed are due on April 1 of each year. For the three months ended March 31, 2016 and 2015, we recorded expense of approximately $0.5 million and $0.6 million, respectively. We record expenses related to the impact fees as Production and Lease Operating Expense. As of March 31, 2016, approximately $3.6 million was accrued for the 2015 impact fees and a portion of 2016 impact fees.

13. EARNINGS PER COMMON SHARE

Basic loss per common share is calculated based on the weighted average number of common shares outstanding at the end of the period, excluding restricted stock with performance-based and market-based vesting criteria. Diluted income per common share includes the speculative exercise of stock options and performance-based restricted stock which contain conditions that are not earnings or market-based, given that the hypothetical effect is not anti-dilutive. For the three months ended March 31, 2016 and March 31, 2015, we excluded stock options to purchase 1.3 million shares and 0.5 million shares of our common stock, respectively, due to our Net Loss from Continuing Operations. For the three months ended March 31, 2016 and 2015, we excluded performance-based restricted stock of 0.7 million shares and 1.3 million shares, respectively, due to performance metrics that have not yet been attained (for additional information on our non-cash compensation plans, see Note 11, Employee Benefit and Equity Plans, to our Consolidated Financial Statements). We utilize the if-converted method for calculating the impact of our 6.0% Convertible Perpetual Preferred Stock on diluted earnings per share. Under the if-converted method, convertible preferred stock is assumed as converted to common shares for the weighted average period outstanding. For the three months ended March 31, 2016, we excluded the assumed conversion of preferred stock equating to approximately 7.1 million shares due to our Net Loss from Continuing Operations. The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands, except per share amounts)	Three Months Ended March 31,
Numerator:	2016	2015
Net Loss From Continuing Operations	$(60,141)	$(18,479)
Net Income From Discontinued Operations, Less Noncontrolling Interests	—	665
Less: Preferred Stock Dividends	(2,105)	(2,415)
Net Loss Attributable to Common Shareholders	$(62,246)	$(20,229)
Denominator:
Weighted Average Common Shares Outstanding - Basic	56,003	54,370
Effect of Dilutive Securities:
Employee Stock Options	—	—
Employee Performance-Based Restricted Stock Awards	—	—
Effect of Assumed Conversions of Preferred Stock	—	—
Weighted Average Common Shares Outstanding - Diluted	56,003	54,370
Earnings per Common Share Attributable to Rex Energy Common Shareholders:
Basic — Net Loss From Continuing Operations	$(1.11)	$(0.38)
— Net Income From Discontinued Operations	—	0.01
— Net Loss Attributable to Rex Energy Common Shareholders	$(1.11)	$(0.37)
Diluted — Net Loss From Continuing Operations	$(1.11)	$(0.38)
— Net Income From Discontinued Operations	—	0.01
— Net Loss Attributable to Rex Energy Common Shareholders	$(1.11)	$(0.37)

14. EQUITY METHOD INVESTMENTS

RW Gathering, LLC

We own a 40% non-operated interest in RW Gathering, LLC (“RW Gathering”), which owns gas-gathering assets to facilitate development in our Appalachian Basin operations. During the second quarter of 2015 we incurred a 100% impairment charge of $17.5 million related to RW Gathering. We did not make any capital contributions to RW Gathering during the first three months of 2016 and 2015. During each of the three months ended March 31, 2016 and March 31, 2015, RW Gathering incurred net losses from continuing operations of $0.5 million. The loss incurred was due to insurance fees, bank fees, rent expenses and depreciation expense. Historically, we recorded our share of the net losses on the Statements of Operations as Loss on Equity Method Investments. As of June 30, 2015, we discontinued applying the equity method of accounting for our share of net losses due to our investment being reduced to zero.

During each of the three-month periods ended March 31, 2016 and 2015, we incurred approximately $0.2 million in compression expenses that were charged to us from Williams Production Appalachia, LLC. These costs are in relation to compression costs incurred by RW Gathering and are recorded as Production and Lease Operating Expense on our Consolidated Statement of Operations. As of March 31, 2016 and December 31, 2015, there were no receivables or payables due between RW Gathering and us.

15. IMPAIRMENT EXPENSE

For the three months ended March 31, 2016 and 2015, impairment expenses incurred were approximately $14.2 million and $7.0 million, respectively. We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment. The expense incurred during the first three months of 2016 included proved property impairments of approximately $3.5 million attributable to conventional oil properties in the Illinois

Basin. In addition to the proved properties, we also incurred unproved property impairments of approximately $10.7 million related to unconventional assets in the Appalachian Basin. The impairments were identified through an analysis of market conditions and future development plans that were in existence as of each period end, related to these properties, which indicated that the carrying value of the assets was not recoverable. The analysis included an evaluation of estimated future cash flows with consideration given to market prices for similar assets. The primary reason for the decrease in estimated future cash flows of our assets is attributable to the continued depression of current and estimated future commodity prices as of March 31, 2016. Our estimates of future cash flows attributable to our oil and gas properties could decline further if commodity prices continue to decline, which may result in our incurrence of additional impairment expense. As of March 31, 2016, we continued to carry the costs of undeveloped properties of approximately $257.7 million on our Consolidated Balance Sheet, which is primarily related to the Marcellus and Utica Shale in the Appalachian Basin and for which we have development, trade or lease extension plans.

The expenses incurred during the first quarter of 2015 included approximately $4.0 million related to proved properties in our non-operated dry gas region of Clearfield County, Pennsylvania. The remaining $3.0 million of impairment expense in the first quarter of 2015 was incurred in relation to undeveloped leases that expired or were expected to expire without being developed, primarily in the Appalachian Basin.

16. EXPLORATION EXPENSE

For the three months ended March 31, 2016 and 2015, we incurred approximately $1.0 million and $0.5 million, respectively, in exploration expenses.  Approximately $0.2 million of the expense incurred in 2016 was due to geological and geophysical type expenditures and the remaining $0.8 million was due to two exploratory wells that were abandoned at various stages that resulted in dry hole expense in the Appalachian Basin.  The expense incurred in 2015 was due to geological and geophysical type expenditures.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2016, we had an aggregate of $675.0 million of outstanding Senior Notes, as shown in Note 7, Long-Term Debt, to our Consolidated Financial Statements. The Senior Notes are guaranteed by certain of our wholly-owned subsidiaries, or guarantor subsidiaries. Unless otherwise noted below, each of the following guarantor subsidiaries are wholly-owned by Rex Energy Corporation and have provided guarantees of the Senior Notes that are joint and several and full and unconditional as of March 31, 2016:

●	Rex Energy I, LLC
●	Rex Energy Operating Corporation
●	Rex Energy IV, LLC
●	PennTex Resources Illinois, Inc.
●	R.E. Gas Development, LLC

The non-guarantor subsidiaries include certain consolidated subsidiaries, including Water Solutions, R.E. Disposal, LLC, Rex Energy Marketing, LLC and R.E. Ventures Holdings, LLC. We derive much of our business through and derive much of our income through our subsidiaries. Therefore, our ability to make required payments with respect to indebtedness and other obligations depends on the financial results and condition of our subsidiaries and our ability to receive funds from our subsidiaries. As of March 31, 2016, there were no restrictions on the ability of any of the guarantor subsidiaries to transfer funds to us. There may be restrictions for certain non-guarantor subsidiaries.

The following financial statements present condensed consolidating financial data for (i) Rex Energy Corporation, the issuer of the notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes, and (iv) eliminations necessary to arrive at our consolidated financial statements, which include condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, the condensed consolidating statements of operations for each of the three-month periods ended March 31, 2016 and 2015, and the condensed consolidating statements of cash flows for each of the three-month periods ended March 31, 2016 and 2015.

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 31, 2016

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
ASSETS
Current Assets
Cash and Cash Equivalents	$24,888	$—	$3	$—	$24,891
Accounts Receivable	24,252	16	47	—	24,315
Taxes Receivable	—	—	18	—	18
Short-Term Derivative Instruments	29,012	—	—	—	29,012
Inventory, Prepaid Expenses and Other	3,156	—	12	—	3,168
Total Current Assets	81,308	16	80	—	81,404
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	1,300,678	801	—		1,301,479
Unevaluated Oil and Gas Properties	257,697	—	—	—	257,697
Other Property and Equipment	40,133	895	—	—	41,028
Wells and Facilities in Progress	75,269	245	—	—	75,514
Pipelines	16,780	—	—	—	16,780
Total Property and Equipment	1,690,557	1,941	—	—	1,692,498
Less: Accumulated Depreciation, Depletion and Amortization	(720,100)	(898)	—	—	(720,998)
Net Property and Equipment	970,457	1,043	—	—	971,500
Other Assets	2,489	—	—	—	2,489
Intercompany Receivables	—	—	1,095,371	(1,095,371)	—
Investment in Subsidiaries – Net	(2,388)	—	(127,974)	130,362	—
Long-Term Derivative Instruments	8,460	—	—	—	8,460
Total Assets	$1,060,326	$1,059	$967,477	$(965,009)	$1,063,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$42,818	$—	$—	$—	$42,818
Current Maturities of Long-Term Debt	434	—	9,500	—	9,934
Accrued Liabilities	32,709	20	11,567		44,296
Short-Term Derivative Instruments	3,758	—	—	—	3,758
Total Current Liabilities	79,719	20	21,067	—	100,806
Long-Term Derivative Instruments	6,908	—	—	—	6,908
Senior Secured Line of Credit and Other Long-Term Debt, Net of Issuance Costs	—	—	143,294	—	143,294
Senior Notes, Net of Issuance Costs	—	—	657,511	—	657,511
Premium on Senior Notes – Net	—	—	2,245	—	2,245
Other Deposits and Liabilities	3,140	—	—	—	3,140
Future Abandonment Cost	42,964	448	—	—	43,412
Intercompany Payables	1,090,818	4,553	—	(1,095,371)	—
Total Liabilities	1,223,549	5,021	824,117	(1,095,371)	957,316
Stockholders’ Equity
Preferred Stock	—	—	1	—	1
Common Stock	—	—	63	—	63
Additional Paid-In Capital	177,144	—	630,301	(177,144)	630,301
Accumulated Earnings (Deficit)	(340,367)	(3,962)	(487,005)	307,506	(523,828)
Total Stockholders’ Equity	(163,223)	(3,962)	143,360	130,362	106,537
Total Liabilities and Stockholders’ Equity	$1,060,326	$1,059	$967,477	$(965,009)	$1,063,853

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$30,463	$31	$—	$—	$30,494
Other Revenue	13	—	—	—	13
TOTAL OPERATING REVENUE	30,476	31	—	—	30,507
OPERATING EXPENSES
Production and Lease Operating Expense	30,121	25	—	—	30,146
General and Administrative Expense	6,068	9	(14)	—	6,063
Gain on Disposal of Asset	(30)	—	—	—	(30)
Impairment Expense	14,184	—	—	—	14,184
Exploration Expense	993	—	—	—	993
Depreciation, Depletion, Amortization and Accretion	19,379	29	—	—	19,408
Other Operating Income	329	—	—	—	329
TOTAL OPERATING EXPENSES	71,044	63	(14)	—	71,093
INCOME (LOSS) FROM OPERATIONS	(40,568)	(32)	14	—	(40,586)
OTHER INCOME (EXPENSE)
Interest Expense	(273)	—	(12,759)	—	(13,032)
Gain on Derivatives, Net	4,049	—	—	—	4,049
Debt Exchange Expense	—	—	(8,480)	—	(8,480)
Income (Loss) From Equity in Consolidated Subsidiaries	(25)	25	(38,151)	38,151	—
TOTAL OTHER INCOME (EXPENSE)	3,751	25	(59,390)	38,151	(17,463)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(36,817)	(7)	(59,376)	38,151	(58,049)
Income Tax Expense	(1,326)	(1)	(765)	—	(2,092)
NET INCOME (LOSS)	(38,143)	(8)	(60,141)	38,151	(60,141)
Preferred Stock Dividends	—	—	2,105	—	2,105
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(38,143)	$(8)	$(62,246)	$38,151	$(62,246)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDING MARCH 31, 2016

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(38,143)	$(8)	$(60,141)	$38,151	$(60,141)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Non-Cash Expenses (Income)	(30)	—	527	—	497
Depreciation, Depletion, Amortization and Accretion	19,379	29	—	—	19,408
Gain on Derivatives	(4,049)	—	—	—	(4,049)
Cash Settlements of Derivatives	12,994	—	—	—	12,994
Dry Hole Expense	843	—	—	—	843
Gain on Sale of Asset	(30)	—	—	—	(30)
Deferred Income Tax Expense	1,326	1	765	—	2,092
Impairment Expense	14,184	—	14,184	(14,184)	14,184
Changes in operating assets and liabilities
Accounts Receivable	15,852	10	(20,735)	—	(4,873)
Inventory, Prepaid Expenses and Other Assets	648	—	12	—	660
Accounts Payable and Accrued Liabilities	1,922	21	(2,251)	—	(308)
Other Assets and Liabilities	(170)	—	—	—	(170)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	24,726	53	(67,639)	23,967	(18,893)
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany loans to subsidiaries	27	(21)	23,961	(23,967)	—
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	71	—	—	—	71
Proceeds from Joint Venture for Reimbursement of Capital Costs	19,461	—	—	—	19,461
Acquisitions of Undeveloped Acreage	(5,266)	—	—	—	(5,266)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(15,036)	(32)	—	—	(15,068)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(743)	(53)	23,961	(23,967)	(802)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	—	46,500	—	46,500
Repayments of Loans and Other Long-Term Debt	(184)	—	—	—	(184)
Debt Issuance Costs	—	—	(2,821)	—	(2,821)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(184)	—	43,679	—	43,495
NET INCREASE IN CASH	23,799	—	1	—	23,800
CASH – BEGINNING	1,089	—	2	—	1,091
CASH - ENDING	$24,888	$—	$3	$—	$24,891

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2015

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
ASSETS
Current Assets
Cash and Cash Equivalents	$1,089	$—	$2	$—	$1,091
Accounts Receivable	19,423	11	49	—	19,483
Taxes Receivable	—	—	18	—	18
Short-Term Derivative Instruments	34,260	—	—	—	34,260
Inventory, Prepaid Expenses and Other	3,804	—	25	—	3,829
Total Current Assets	58,576	11	94	—	58,681
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	1,245,626	774	—	(6,970)	1,239,430
Unevaluated Oil and Gas Properties	262,992	—	—	—	262,992
Other Property and Equipment	39,217	895	—	—	40,112
Wells and Facilities in Progress	144,587	239	—	(270)	144,556
Pipelines	16,161	—	—	(2,137)	14,024
Total Property and Equipment	1,708,583	1,908	—	(9,377)	1,701,114
Less: Accumulated Depreciation, Depletion and Amortization	(702,537)	(880)	—	3,518	(699,899)
Net Property and Equipment	1,006,046	1,028	—	(5,859)	1,001,215
Deferred Financing Costs and Other Assets—Net	2,501	—	—	—	2,501
Intercompany Receivables	—	—	1,070,548	(1,070,548)	—
Investment in Subsidiaries – Net	(1,907)	—	243,331	(241,424)	—
Long-Term Derivative Instruments	9,534	—	—	—	9,534
Total Assets	$1,074,750	$1,039	$1,313,973	$(1,317,831)	$1,071,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$37,874	$—	$—	$—	$37,874
Current Maturities of Long-Term Debt	590	—	—	—	590
Accrued Liabilities	32,601	—	11,725	—	44,326
Short-Term Derivative Instruments	2,486	—	—	—	2,486
Total Current Liabilities	73,551	—	11,725	—	85,276
Long-Term Derivative Instruments	5,556	—	—	—	5,556
Senior Secured Line of Credit and Other Long-Term Debt, Net of Issuance Costs	28	—	109,368	—	109,396
Senior Notes, Net of Issuance Costs	—	—	663,089	—	663,089
Premium on Senior Notes – Net	—	—	2,344	—	2,344
Other Deposits and Liabilities	3,156	—	—	—	3,156
Future Abandonment Cost	42,443	440	—	—	42,883
Intercompany Payables	1,070,096	452	—	(1,070,548)	—
Total Liabilities	1,194,830	892	786,526	(1,070,548)	911,700
Stockholders’ Equity
Preferred Stock	—	—	1	—	1
Common Stock	—	—	54	—	54
Additional Paid-In Capital	177,143	—	619,777	(173,057)	623,863
Accumulated Earnings (Deficit)	(297,223)	147	(92,385)	(74,226)	(463,687)
Total Stockholders’ Equity	(120,080)	147	527,447	(247,283)	160,231
Total Liabilities and Stockholders’ Equity	$1,074,750	$1,039	$1,313,973	$(1,317,831)	$1,071,931

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$54,000	$111	$—	$—	$54,111
Other Revenue	11	—	—	—	11
TOTAL OPERATING REVENUE	54,011	111	—	—	54,122
OPERATING EXPENSES
Production and Lease Operating Expense	29,014	38	—	—	29,052
General and Administrative Expense	6,659	16	2,976	—	9,651
Loss on Disposal of Asset	65	—	—	—	65
Impairment Expense	7,012	11	—	—	7,023
Exploration Expense	518	—	—	—	518
Depreciation, Depletion, Amortization and Accretion	26,292	69	—	(235)	26,126
Other Operating Expense	5,191	—	—	—	5,191
TOTAL OPERATING EXPENSES	74,751	134	2,976	(235)	77,626
INCOME (LOSS) FROM OPERATIONS	(20,740)	(23)	(2,976)	235	(23,504)
OTHER INCOME (EXPENSE)
Interest Expense	(58)	—	(11,959)	—	(12,017)
Gain on Derivatives, Net	16,856	—	263	—	17,119
Other Expense	34	—	—	—	34
Loss From Equity Method Investments	(203)	—	—	—	(203)
Income (Loss) From Equity in Consolidated Subsidiaries	(23)	23	(3,214)	3,214	—
TOTAL OTHER INCOME (EXPENSE)	16,606	23	(14,910)	3,214	4,933
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(4,134)	—	(17,886)	3,449	(18,571)
Income Tax Benefit	20	—	72	—	92
INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,114)	—	(17,814)	3,449	(18,479)
Loss From Discontinued Operations, Net of Income Tax	—	2,826	—	(864)	1,962
Net Income (Loss)	(4,114)	2,826	(17,814)	2,585	(16,517)
Net Income Attributable to Noncontrolling Interests of Discontinued Operations	—	1,297	—	—	1,297
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(4,114)	$1,529	$(17,814)	$2,585	$(17,814)
Preferred Stock Dividends	—	—	2,415	—	2,415
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,114)	$1,529	$(20,229)	$2,585	$(20,229)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDING MARCH 31, 2015

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(4,114)	$2,826	$(17,814)	$2,585	$(16,517)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss From Equity Method Investments	203	—	—	—	203
Non-Cash Expenses	(70)	44	3,403	—	3,377
Depreciation, Depletion, Amortization and Accretion	26,292	1,480	—	(1,607)	26,165
Gain on Derivatives	(16,856)	—	(263)	—	(17,119)
Cash Settlements of Derivatives	10,579	—	500	—	11,079
Dry Hole Expense	(1)	—	—	—	(1)
(Gain) Loss on Sale of Asset	65	(32)	—	—	33
Impairment Expense	7,012	11	—	—	7,023
Changes in operating assets and liabilities
Accounts Receivable	10,437	(1,087)	428	251	10,029
Inventory, Prepaid Expenses and Other Assets	712	(322)	(62)	—	328
Accounts Payable and Accrued Liabilities	(12,518)	(2,496)	2,336	(251)	(12,929)
Other Assets and Liabilities	(199)	(133)	27	—	(305)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	21,542	291	(11,445)	978	11,366
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany loans to subsidiaries	27,192	(1,688)	(23,681)	(1,823)	—
Proceeds from Joint Venture Acreage Management	39	—	—	—	39
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	217	455	—	—	672
Proceeds from Joint Venture for Reimbursement of Capital Costs	16,611	—	—	—	16,611
Acquisitions of Undeveloped Acreage	(17,454)	(5)	—	—	(17,459)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(60,719)	(7,139)	—	845	(67,013)
NET CASH USED IN INVESTING ACTIVITIES	(34,114)	(8,377)	(23,681)	(978)	(67,150)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	18,826	54,000	—	72,826
Repayments of Long-Term Debt and Lines of Credit	—	(9,761)	(16,000)	—	(25,761)
Repayments of Loans and Other Notes Payable	(392)	(294)	—	—	(686)
Debt Issuance Costs	—	—	(459)	—	(459)
Dividends Paid	—	—	(2,415)	—	(2,415)
Distributions by the Partners of Consolidated Subsidiaries	—	(531)	—	—	(531)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(392)	8,240	35,126	—	42,974
NET INCREASE IN CASH	(12,964)	154	—	—	(12,810)
CASH – BEGINNING	17,978	113	5	—	18,096
CASH - ENDING	$5,014	$267	$5	$—	$5,286

18. SUBSEQUENT EVENTS

Debt and Preferred Stock Exchanges

During April 2016, we completed two privately negotiated exchanges of shares of our common stock for outstanding 2020 Notes, 2022 Notes, New Notes and our Series A Preferred Stock. In total, we exchanged approximately $17.2 million of 2020 Notes, $9.7 million of 2022 Notes, $2.2 million of New Notes and $13.8 million in face value of the Series A Preferred Stock for approximately 7.1 million shares of our common stock. In each transaction, the holders waived all accrued and unpaid interest. The shares of our common stock were issued under Section 3(a)(9) of the Securities Act of 1933, as amended.

Borrowing Base Reduction

In conjunction with the Exchange, effective April 1, 2016, we amended certain terms of our Senior Credit Facility including the reduction of our borrowing base from $200.0 million to $190.0 million effective April 1, 2016. As of March 31, 2016, we had approximately $158.0 million outstanding under our Senior Credit Facility and $41.0 million of undrawn letters of credit. On April 1, 2016, we paid down borrowings under our Senior Credit Facility by $9.5 million on April 1, 2016 to be in compliance with the amendment. This amount was recorded as Current Maturities of Long-Term Debt on our Consolidated Balance Sheet as of March 31, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K and the unaudited financial statements included elsewhere herein.

We use a variety of financial and operational measurements at interim periods to analyze our performance. These measurements include an analysis of production and sales revenue for the period; EBITDAX, a non-GAAP financial measurement; lease operating expenses per Mcf equivalent (“LOE per Mcfe”); and general and administrative (“G&A”) expenses per Mcfe.

Overview of Our Business

We are an independent oil and gas company operating in the Appalachian Basin and the Illinois Basin. In the Appalachian Basin, we are focused on our Marcellus Shale, Utica Shale and Upper Devonian (“Burkett”) Shale drilling and exploration activities. In the Illinois Basin we are focused on our developmental oil drilling on our properties. We pursue a balanced growth strategy of exploiting our sizable inventory of high potential exploration drilling prospects while actively seeking to acquire complementary oil and natural gas properties. We are headquartered in State College, Pennsylvania, and have regional offices in Bridgeport, Illinois and Cranberry, Pennsylvania.

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

We have historically divided our operations into two principal business segments, exploration and production and field services. During the third quarter of 2015, we sold Water Solutions Holdings, LLC (“Water Solutions”) and its related subsidiaries, which accounted for the majority of our field services segment. The sale of Water Solutions closed in July 2015, and we received approximately $66.8 million in proceeds for our 60% interest, net of customary selling expenses. Unless otherwise noted, information presented in management’s discussion and analysis are for continuing operations.

2016 Activity

During the three months ended March 31, 2016, we produced 17,251 MMcfe in the Appalachian Basin. In the Illinois Basin, we produced 158 MBbls during the three months ended March 31, 2016. Overall, our production for the three months ended March 31, 2016 averaged 200 MMcfe per day. As of March 31, 2016, we had five gross (1.8 net) wells drilled and awaiting completion and four gross (2.0 net) wells resting or awaiting pipeline connection. Our drilling and completion activity for the period indicated in each of our regions is set forth in the table below.

Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31, 2016
	Wells Drilled		Wells Completed		Wells Placed In Service
	Gross	Net	Gross	Net	Gross	Net
Appalachian Basin	2.0	0.7	5.0	3.0	16.0	8.1
Illinois Basin	—	—	—	—	—	—
Total	2.0	0.7	5.0	3.0	16.0	8.1

	Three Months Ended March 31, 2015
	Wells Drilled		Wells Completed		Wells Placed In Service
	Gross	Net	Gross	Net	Gross	Net
Appalachian Basin	14.0	7.6	8.0	3.5	13.0	8.1
Illinois Basin	—	—	—	—	—	—
Total	14.0	7.6	8.0	3.5	13.0	8.1

Commodity Prices

Our development plans are sensitive to current and projected commodity prices which have been and are expected to continue to be volatile. Our realized price, before derivative settlements, for oil during the three months ended March 31, 2016, averaged approximately $28.71 per barrel, as compared to $39.54 per barrel for the same period in 2015. Our realized price, before derivative settlements, for natural gas during the three months ended March 31, 2016, averaged approximately $1.37 per Mcf, as compared to $2.46 per Mcf for the same period in 2015. Our realized price, before derivative settlements, for C3+ NGLs during the three months ended March 31, 2016, averaged approximately $12.20 per barrel, as compared to $11.50 per barrel for the same period in 2015. Our realized price, before derivative settlements, for ethane during the three months ended March 31, 2016, averaged approximately $6.04 per barrel, as compared to $6.58 per barrel for the same period in 2015.

For the three months ended March 31, 2016, we recorded impairment expense of approximately $14.2 million. Further decreases in commodity prices will decrease our oil, NGL and natural gas revenues and could reduce the amount of oil, NGL and natural gas reserves that we can economically produce. A prolonged period of depressed commodity prices or further declines in projected future commodity prices could require additional write-downs of the carrying values of our properties.

Because we follow the successful efforts method of accounting our impairment tests are largely based on estimates of future commodity prices, changes in development and operating costs, taxes, operational efficiencies, changes in technology and access to capital, which makes predicting any future write-downs difficult and uncertain. In an effort to quantify the impact of continued low commodity pricing levels or further declines in future prices, we offer the following: as of March 31, 2016, approximately 76% of our evaluated oil and natural gas properties were located in our Butler Marcellus operating area. Estimated future cash flows for these properties as of March 31, 2016, exceeded net book value by over 50%, indicating that substantial further decreases in commodity prices combined with a lack of access to capital or a detrimental change to costs or operating efficiencies, would need to occur in order for us to experience a write-down. Our remaining evaluated properties outside of the Butler Marcellus operating area are more sensitive to the current commodity price environment. These properties could experience additional write-downs if estimates of future commodity prices decline further. The net book value of these remaining evaluated and unevaluated properties total approximately $145.7 million.

Senior Note Exchange

On March 31, 2016, we completed an exchange offer and consent solicitation related to our 8.875% Senior Notes due 2020 (the “2020 Notes”) and 6.25% Senior Notes due 2022 (the “2022 Notes” and, together with the 2020 Notes, the “Existing Notes”). We offered to exchange (the “Exchange”) any and all of the Existing Notes held by eligible holders for up to (i) $675.0 million aggregate principal amount of our new Senior Secured Second Lien Notes (the “New Notes”) and (ii) 10.1 million shares of our common stock (the “Shares”).

In exchange for $324.0 million in aggregate principal amount of the 2022 Notes, representing approximately 92.6% of the outstanding aggregate principal amount of the 2020 Notes, and $309.1 million in aggregate principal amount of the 2022 Notes, representing approximately 95.1% of the outstanding aggregate principal amount of the 2022 Notes, we issued (i) $633.7 million aggregate principal amount of New Notes and (ii) issued 8.4 million Shares. An additional $0.5 million aggregate principal amount of

New Notes were issued to holders who were ineligible to accept the Shares. In addition, upon closing we paid in cash accrued and unpaid interest on the Existing Notes accepted in the Exchange from the applicable last interest payment date totaling approximately $12.8 million. The New Notes will bear interest at a rate of 1.0% per annum for the first three semi-annual interest payments after issuance and 8.0% per annum payable in cash thereafter. Interest payments are due on April 1 and October 1 of each year, beginning October 1, 2016 and ending on October 1, 2020. In connection with the Exchange, we incurred approximately $8.5 million in third-party debt issuance costs. These costs were recorded as Loss on Debt Restructuring in Statement of Operations for the three-month period ended March 31, 2016.

Benefit Street Partners, LLC Joint Venture

On March 1, 2016, we entered into a joint exploration and development agreement with an affiliate of Benefit Street Partners, LLC (“BSP”) to jointly develop 58 specifically designated wells in our Moraine East and Warrior North operated areas. BSP will participate and fund 15.0% of the estimated well costs for 16 designated wells in Butler County, Pennsylvania, 12 of which have already been drilled and completed, and fund 65.0% of the estimated well costs for six designated wells in Warrior North, Ohio, three of which have already been drilled and completed. We expect total consideration for this transaction to be $175.0 million with $37.1 million committed at closing. As of March 31, 2016, BSP had paid approximately $19.5 million for their interest in wells that had previously been completed. The remainder of the proceeds will be received as additional wells are completed. BSP has the option to participate in the development of 36 additional wells in 2016 and would fund 65.0% of the estimated well costs for the designated well in return for 65.0% working interest. In addition, BSP will earn a 15%-20% working interest in each of the units that they participate. As of March 31, 2016, 15 of the initial 22 wells were in line and producing, three wells were drilled and awaiting completion and four wells were awaiting pipeline connection. In April 2016, BSP exercised their option to participate in four additional wells to be drilled and completed later in 2016.

Results of Continuing Operations

The following table sets forth summary information regarding oil, NGL and natural gas production and product prices for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
	2016	2015
Production:
Oil and Condensate (Bbls)	221,367	315,174
Natural Gas (Mcf)	11,304,519	11,502,917
C3+ NGLs (Bbls)	489,753	521,203
Ethane (Bbls)	438,213	189,155
Total (Mcfe)(a)	18,200,517	17,656,109
Average daily production:
Oil and Condensate (Bbls)	2,433	3,502
Natural Gas (Mcf)	124,225	127,810
C3+ NGLs (Bbls)	5,382	5,791
Ethane (Bbls)	4,816	2,102
Total (Mcfe)(a)	200,006	196,179
Average sales price(b):
Oil and Condensate (per Bbl)	$28.71	$39.54
Natural Gas (per Mcf)	$1.37	$2.46
C3+ NGLs (per Bbl)	$12.20	$11.50
Ethane (per Bbl)	$6.04	$6.58
Total (per Mcfe)(a)	$1.68	$3.06
Average NYMEX prices(c):
Oil (per Bbl)	$33.45	$48.64
Natural Gas (per Mcf)	$1.99	$2.81

(a)	Oil, Ethane and C3+ NGLs are converted at the rate of one barrel of oil equivalent (“BOE”) to six Mcfe.
(b)	Does not include the effects of cash settled derivatives.
(c)	Based upon the average of bid week prompt month prices.

The following table sets forth summary information by basin regarding oil, NGL and natural gas revenues, production volumes, average product prices and average production costs for the three months ended March 31, 2016 and 2015.

	Production and Revenue by Basin
	For Three Months Ended March 31,
	2016	2015
Appalachian
Revenue – Natural Gas(a)	$15,515,677	$28,285,905
Volumes (Mcf)	11,304,519	11,502,917
Average Price	$1.37	$2.46
Revenue – Condensate (a)	$1,534,509	$4,274,032
Volumes (Bbl)	63,082	135,357
Average Price	$24.33	$31.58
Revenue – C3+ NGLs(a)	$5,975,206	$12,119,186
Volumes (Bbl)	489,753	521,203
Average Price	$12.20	$23.25
Revenue – Ethane(a)	$2,648,685	$1,244,587
Volumes (Bbl)	438,213	189,155
Average Price	$6.04	$6.58
Average Production Cost per Mcfe(b)	$1.39	$1.39
Illinois
Revenue – Oil(a)	$4,820,152	$8,186,795
Volumes (Bbl)	158,285	179,817
Average Price	$30.45	$45.53
Average Production Cost per Bbl(b)	$35.98	$33.00
(a)	Does not include the effects of cash settled derivatives.
(b)	Excludes ad valorem and severance taxes.

General Overview

Operating revenue for the three months ended March 31, 2016 decreased 43.6% when compared to the same period in 2015. The decrease in operating revenue for the three months ended March 31, 2016, can be primarily attributed to lower commodity prices and lower production in the Illinois Basin, partially offset by higher production in the Appalachian Basin. In the Appalachian Basin, our production grew to 17,250.8 MMcfe for the three-month period ended March 31, 2016, from 16,577.2 MMcfe for the three-month period ended March 31, 2015, or approximately 4.1%, while production in the Illinois Basin decreased to 158.3 MBbls during the quarter ended March 31, 2016, from 179.8 MBbls during the same period in 2015, or approximately 12.0%. The decrease in production in Illinois is primarily related to the natural decline of our conventional oil producing properties in conjunction with shutting in certain wells that are marginally economic. We are currently evaluating strategies to reduce the production declines in the Illinois Basin and will continue to be opportunistic with new well development.

For the three months ended March 31, 2016, we spent approximately $20.3 million on drilling projects, facilities and related equipment, undeveloped acreage and asset acquisitions, which was offset by approximately $19.5 million in proceeds from BSP. Approximately 96.5% of our capital expenditures in 2016 have been in the Appalachian.

Operating expenses decreased $6.5 million for the three months ended March 31, 2016, as compared to the same period in 2015. Operating expenses primarily comprise: Production and Lease Operating Expenses, G&A Expenses, Other Operating Expense, Exploration Expenses, Impairment Expense and DD&A Expenses. The decreases in operating expenses were largely attributable to G&A Expenses, DD&A and Other Operating Expense. The decrease of many of these operating expenses is consistent with the overall decrease in activity within the industry in conjunction with a decrease in the cost of goods and services and other cost control measures that we have implemented.

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Oil, NGL and gas revenue, including the effects of cash settled derivatives, for the three-month periods ended March 31, 2016 and 2015 is summarized in the following table:

	For Three Months Ended March 31,
($ in Thousands, except total Mcfe production and price per Mcfe)	2016	2015	Change	%
Oil and Gas Revenue:
Oil and condensate sales revenue	$6,354	$12,461	$(6,107)	(49.0)%
Oil derivatives realized(a)	$1,787	$3,745	$(1,958)	(52.3)%
Total oil and condensate revenue and derivatives realized	$8,141	$16,206	$(8,065)	(49.8)%
Gas sales revenue	$15,516	$28,286	$(12,770)	(45.1)%
Gas derivatives realized(a)	$8,223	$5,273	$2,950	55.9%
Total gas revenue and derivatives realized	$23,739	$33,559	$(9,820)	(29.3)%
C3+ NGL revenue	$5,975	$12,119	$(6,144)	(50.7)%
C3+ NGL derivatives realized(a)	$2,956	$1,540	$1,416	91.9%
Total C3+ NGL revenue	$8,931	$13,659	$(4,728)	(34.6)%
Ethane revenue	$2,649	$1,245	$1,404	112.8%
Ethane derivatives realized(a)	$144	$22	$122	554.5%
Total Ethane revenue	$2,793	$1,267	$1,526	120.4%
Consolidated sales	$30,494	$54,111	$(23,617)	(43.6)%
Consolidated derivatives realized(a)	$13,110	$10,580	$2,530	23.9%
Total oil, NGL and gas revenue and derivatives realized	$43,604	$64,691	$(21,087)	(32.6)%
Total Mcfe Production	18,200,517	17,656,109	544,408	3.1%
Average Realized Price per Mcfe	$2.40	$3.66	$(1.26)	(34.4)%
(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for oil, NGLs and natural gas during the first quarter of 2016, after the effect of derivative activities, was $2.40 per Mcfe, a decrease of 34.4%, or $1.26 per Mcfe, from the same period in 2015. This decrease was primarily due to a decrease in commodity prices during the quarter, partially offset by positive cash settlements on derivatives. The average price for natural gas, after the effect of derivative activities, decreased 28.0%, or $0.82 per Mcf, to $2.10 per Mcf. The average price for oil and condensate, after the effect of derivative activities, decreased 28.5%, or $14.64 per barrel, to $36.78 per barrel. The average price for C3+ NGLs, after the effect of derivative activities, decreased 30.4%, or $7.97 per barrel, to $18.24 per barrel. The average price for ethane, including the effect of derivatives, during the three months ended March 31, 2016 was approximately $6.37 per barrel as compared to $6.70 per barrel during the same period in 2015. Our derivative activities effectively increased net realized prices by $0.72 per Mcfe in the first quarter of 2016 and $0.60 per Mcfe in the first quarter of 2015.

Our realized sales price for natural gas differed from the average Henry Hub NYMEX pricing by approximately $0.62 per Mcf during the first quarter of 2016 primarily due to basis differentials in the northeastern United States, which were partially offset by sales on the Texas Eastern pipeline, receiving M3 pricing, a New York area index. We have been able to stabilize the impact of basis differentials to an extent by utilizing basis swaps in our derivatives program. In addition, we have been targeting sales points outside of the northeastern United States and have executed capacity agreements to transport natural gas volumes to the Midwest and the Gulf Coast.

Production volumes in the first quarter of 2016 increased 3.1% from the first quarter of 2015 primarily due to success of our Marcellus and Utica Shale horizontal drilling activities in the Appalachian Basin, where production increased approximately 4.1%, or 673.6 Mcfe. Natural gas production decreased approximately 1.7%, oil and condensate production decreased approximately 29.8%, C3+ NGL production decreased approximately 6.0% and our ethane production increased approximately 131.7%. Our production continues to be positively impacted by strong drilling results in the Appalachian Basin.

Overall, our production for the first quarter of 2016 averaged 200,006 Mcfe per day, of which 62.8% was attributable to natural gas, 9.8% to oil and condensate, 17.3% to C3+ NGLs and 10.0% was a result of ethane production.

Statements of Operations for the three-month periods ended March 31, 2016 and 2015 are as follows:

	For the Three Months Ended March 31,
($ in Thousands)	2016	2015	Change	%
OPERATING REVENUE
Oil, Natural Gas and NGL Sales	$30,494	$54,111	$(23,617)	(43.6)%
Other Revenue	13	11	2	18.2%
TOTAL OPERATING REVENUE	30,507	54,122	(23,615)	(43.6)%
OPERATING EXPENSES
Production and Lease Operating Expense	30,146	29,052	1,094	3.8%
General and Administrative Expense	6,063	9,651	(3,588)	(37.2)%
(Gain) Loss on Disposal of Asset	(30)	65	(95)	(146.2)%
Impairment Expense	14,184	7,023	7,161	102.0%
Exploration Expense	993	518	475	91.7%
Depreciation, Depletion, Amortization and Accretion	19,408	26,126	(6,718)	(25.7)%
Other Operating Expense	329	5,191	(4,862)	(93.7)%
TOTAL OPERATING EXPENSES	71,093	77,626	(6,533)	(8.4)%
LOSS FROM OPERATIONS	(40,586)	(23,504)	(17,082)	72.7%
OTHER EXPENSE
Interest Expense	(13,032)	(12,017)	(1,015)	8.4%
Gain on Derivatives, Net	4,049	17,119	(13,070)	(76.3)%
Other Income	—	34	(34)	(100.0)%
Debt Exchange Expense	(8,480)	—	(8,480)	(—)%
Loss on Equity Method Investments	—	(203)	203	(100.0)%
TOTAL OTHER INCOME (LOSS)	(17,463)	4,933	(22,396)	(454.0)%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(58,049)	(18,571)	(39,478)	212.6%
Income Tax (Expense) Benefit	(2,092)	92	(2,184)	(2,373.9)%
LOSS FROM CONTINUING OPERATIONS	(60,141)	(18,479)	(41,662)	225.5%
Income From Discontinued Operations, Net of Income Taxes	—	1,962	(1,962)	(100.0)%
NET LOSS	(60,141)	(16,517)	(43,624)	264.1%
Net Income Attributable to Noncontrolling Interests	—	1,297	(1,297)	(100.0)%
NET LOSS ATTRIBUTABLE TO REX ENERGY	$(60,141)	$(17,814)	$(42,327)	237.6%

Production and Lease Operating Expense increased approximately $1.1 million, or 3.8%, in the first quarter of 2016 from the same period in 2015. We experienced Production and Lease Operating Expense increases that are commensurate with the increase in producing wells in the Appalachian Basin and related production as they relate to variable type costs such as transportation, marketing, processing and gathering. Transportation, marketing, processing and gathering fees accounted for approximately 71.2% of our total Production and Lease Operating Expense in the first quarter of 2016, as compared to 65.0% from the same period in 2015. During the first quarter of 2016, approximately $0.4 million of our Production and Lease Operating Expense was related to unutilized transportation, capacity and processing commitments, as compared to $0.8 million for same period in 2015. As we continue to develop our core areas of operation we expect that fees incurred from unutilized commitments will decrease. These types of agreements typically have a term of several years and we expect fees associated with these agreements to continue to comprise a significant portion of our Production and Lease Operating Expense. On a per unit of production basis, our lifting costs increased to $1.66 per Mcfe in the three months ended March 31, 2016 from $1.65 per Mcfe in the same period in 2015.

G&A Expense for the first quarter of 2016 decreased approximately $3.6 million, or 37.2%, to $6.1 million from the same period in 2015. We have undertaken several cost control measures during the first three months of 2016, including reductions in bonus compensation, reductions in head count, a decrease in travel expenditures, less usage of third-party consultants and pricing concessions received from suppliers and service providers.  During the first quarter of 2016, the board of directors approved certain performance factors for restricted stock that vested in March 2016.  These performance factors resulted in reduced expense due to forfeitures on performance-based restricted stock awards of approximately $1.6 million.

Impairment Expense for the first quarter of 2016 was approximately $14.2 million. We evaluate impairment of our properties when events occur that indicates that the carrying value of these properties may not be recoverable. The expense incurred during the first quarter of 2016 included $3.5 million of proved property impairment and $10.7 million of undeveloped acreage impairment.  The proved property impairment of approximately $3.5 million was attributable to our conventional oil properties in the Illinois Basin.  The unproved property impairment consisted of approximately $10.7 million in the Appalachian Basin. Based on the current commodity price environment, we do not expect to develop these properties prior to expiration of the associated leases.  The impairments were identified through an analysis of market conditions and future development plans related to these properties that were in existence as of March 31, 2016, which indicated that the carrying value of the assets was not recoverable. The analysis included an evaluation of estimated future cash flows with consideration given to market prices for similar assets. Any amount of future impairments are difficult to predict, however, if commodity prices decline further, downward revisions of proved reserves may be significant and could result in additional impairment expense.

Approximately $4.0 million of the expense incurred during 2015 was due to non-operated dry gas proved properties in Clearfield County, Pennsylvania and was directly attributable to the decrease in current and estimated future natural gas pricing as of March 31, 2015. The remaining $3.0 million was due to unproved property impairments related to expiring leases that will not be developed.

Exploration Expense for the first quarter of 2016 was approximately $1.0 million, as compared to $0.5 million for same period in 2015. Approximately $0.2 million of the expense incurred in 2016 was due to geological and geophysical type expenditures and $0.8 million was due to two exploratory wells that were abandoned at various stages that resulted in dry hole expense in the Appalachian Basin. The expense incurred in 2015 was due to geological and geophysical type expenditures.  As a result of the decrease in commodity prices, we have decreased our levels of spending with regards to geological and geophysical activities.

DD&A Expense for the first quarter of 2016 decreased approximately $6.7 million, or 25.7%, from $26.1 million for the same period in 2015. Contributing to the decrease in DD&A expense were lower first quarter depreciable asset value from impact of 2015 impairment, partially offset by lower year end reserves, which were triggered by the ongoing lower commodity pricing environment and the related effect on our estimated proved reserves, when compared to the same period in 2015.

Other Operating Expense for the first quarter of 2016 decreased to approximately $0.3 million from $5.2 million in the first quarter of 2015. The decrease in expense is related to the early termination of two drilling rig contracts before expiration of their original term during the first quarter of 2015. Our net termination expenses totaled approximately $5.0 million.

Interest Expense for the first quarter of 2016 was approximately $13.0 million as compared to $12.0 million for the same period in 2015. The increase in interest expense is primarily due to having a larger outstanding balance on our Senior Credit Facility for the quarter compared to the outstanding balance for the same period in 2015. We discuss our senior notes and revolving credit facility in Note 7, Long-Term Debt, to our Consolidated Financial Statements.

Gain on Derivatives, net included a gain of approximately $4.0 million for the first quarter of 2016 as compared to a gain of $17.1 million for the same period in 2015. The gain recorded for the first quarter of 2016 included cash receipts for commodity derivatives of $13.0 million while the gain incurred in the first quarter of 2015 included cash receipts of approximately $11.1 million for commodity and interest rate derivatives. Changes were attributable to the volatility of oil, NGL and natural gas commodity prices along with changes in our portfolio of outstanding derivatives. Losses from derivative activities generally reflect higher oil, NGL and natural gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil, NGL and gas production volumes given the highly volatile oil, NGL and gas commodities market.

We believe oil, NGL and natural gas prices will remain volatile and could decline further. Although we have entered into derivative contracts covering a portion of our production volumes for the remainder of 2016 and 2017, a sustained lower price environment would result in lower prices for unprotected volumes and reduce the prices that we can enter into derivative contracts for additional volumes in the future.

Debt Exchange Expense for the first quarter of 2016 totaled approximately $8.5 million. These charges relate to our exchange of senior unsecured notes for senior secured second lien notes completed on March 31, 2016. We accounted for the exchange as a troubled debt restructuring, which mandates that current third-party expenses be charged against income in the current period.

Income Tax (Expense) Benefit was an expense of approximately $2.1 million for the first quarter of 2016, as compared to a benefit of $0.1 million for the same period in 2015. Our effective tax rate during the three months ended March 31, 2016 was approximately (3.6%), as compared to 0.5% during the comparable period in 2015. Our effective tax rate in the first quarter of 2016 was different than the statutory rate of 35% due to the recording of a valuation allowance. As of March 31, 2016, we had a significant level of future tax benefits, some of which are not expected to be fully utilized, therefore limiting our ability to recognize further tax benefits. As a result of the Exchange, we generated approximately $543.2 million in cancellation of debt income as calculated by comparing the fair value of the New Notes and the face value of the Existing Notes. We expect to offset this income by utilizing our net operating loss carryforwards, resulting in a projected alternative minimum tax payment of approximately $5.5 million.

Net Loss Attributable to Rex Energy for the first quarter of 2016 was approximately $60.1 million of loss as compared to $17.8 million for the same period in 2015 as a result of factors discussed above.

	Other Performance Measurements
	For Three Months Ended March 31,
	2016	2015
EBITDAX from Continuing Operations ($ in Thousands) (a)	$6,936	$29,324
LOE per Mcfe	$1.66	$1.65
G&A per Mcfe	$0.33	$0.55
(a)	EBITDAX is a non-GAAP measure. See “Non-GAAP Financial Measures” for our reconciliation of EBITDAX to net income.

EBITDAX (Non-GAAP)

EBITDAX (Non-GAAP) from continuing operations decreased approximately $22.4 million to $6.9 million for the three-month period ended March 31, 2016, as compared to the same period in 2015.  The decrease in EBITDAX can be primarily attributed to decreased average sales prices for oil, natural gas and NGLs, resulting in decreased operating revenues. See “Non-GAAP Financial Measures” for our reconciliation of EBITDAX to net income.

LOE per Mcfe

LOE per Mcfe measures the average cost of extracting oil, NGLs and natural gas from our basin reserves during the period. This measurement is also commonly referred to in the industry as our “lifting cost”. It represents the average cost of extracting one Mcf of natural gas equivalent from our oil, NGL and natural gas reserves in the ground. LOE per Mcfe increased to $1.66 for the three months ended March 31, 2016, as compared to $1.65 for the same period in 2015. Our LOE is largely comprised of variable type costs such as transportation, marketing, processing and gathering. For the first three months of 2016, transportation, capacity and processing fees accounted for approximately 71.2% of our total Production and Lease Operating Expense as compared to 65.0% during the same period of 2015. These agreements typically have a term of several years, and we expect them to continue to comprise a significant portion of our Production and Lease Operating Expense. Various agreements that we have entered include firm capacity rights, for which we may incur a fee for unused capacity. The increase in our LOE per Mcfe when comparing the three months ended March 31, 2016 to same period in 2015, is primarily due to our increased production in the Appalachian Basin combined with our relatively consistent levels of fixed expenses. As we continue to grow our operations, particularly those in the Appalachian Basin, which have lower operating costs, we expect our lifting cost to decrease as we gain additional efficiencies of scale and utilize all of our firm capacity and transportation commitments.

G&A Expenses per Mcfe

Our G&A expenses include fees for well operating services, marketing, non-field level employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our G&A expenses in relation to our production because these expenses have a direct impact on our profitability. G&A expenses per Mcfe decreased to approximately $0.33 for the three-month period ended March 31, 2016, as compared to $0.55 for the same period in 2015. The year-over-year decrease is predominately due to further cost control measures and headcount reductions implemented during first quarter 2016 in response to our decreased capital plan related to commodity price declines combined with our increase in production.

Capital Resources and Liquidity

Our primary needs for cash are for the exploration, development and acquisition of oil and gas properties. During the three months ended March 31, 2016, we spent $20.3 million of capital on asset acquisitions, drilling projects, facilities and related equipment and acquisitions of unproved acreage, which was partially offset by $19.5 million in proceeds we received from the closing of the BSP joint venture. We funded our capital program with proceeds from our Senior Credit Facility, cash flow from operations and with funds we received from the closing of the BSP joint venture. The remainder of our 2016 capital budget of $15.0 million to $40.0 million is expected to be funded primarily by cash on hand, cash flow from operations, and potential future asset sales and joint ventures.

Our cash flows from operations are driven by commodity prices and production volumes. Prices for oil, NGLs and gas are driven by, among other things, seasonal influences of weather, national and international economic and political environments and, increasingly, from national and global supply and demand for hydrocarbons. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices could decrease our exploration and development expenditures. Historically, cash flows from operations, borrowings from our revolving credit facility and net proceeds from debt and equity offerings have been primarily used to fund exploration and development of our oil and gas interests. As of March 31, 2016, we had approximately $24.9 million of cash on hand and outstanding borrowings under our $200.0 million revolving credit facility of approximately $158.0 million with an additional $41.0 million of undrawn letters of credit outstanding. In conjunction with the closing of our Exchange of Existing Notes, our borrowing base was reduced to $190.0 million on April 1, 2016. The next borrowing base redetermination will occur on or about July 1, 2016. In May 2016, a third-party midstream partner drew an outstanding letter of credit in the amount of $3.9 million related to an ongoing gas transportation project for which we declined to provide additional collateral. Both parties intend to honor the original transportation agreement and the terms within that agreement.

Our ability to fund our capital expenditure program is dependent upon the level of commodity prices and the success of our exploration programs in replacing our existing oil, NGL and natural gas reserves. If commodity prices decrease further, our operating cash flows may decrease and the banks may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program. The effects of commodity prices on cash flows can be mitigated through the use of commodity derivatives. If we are unable to replace our oil, NGL and natural gas reserves through our acquisitions, development and exploration programs, we may also suffer a reduction in our operating cash flows and access to funds under our revolving credit facility. At March 31, 2016, we were in compliance with all required debt covenants under our revolving credit facility, with the exception of our minimum current ratio requirement of 1.0 to 1.0 for which we received a waiver from the lenders for the period ended March 31, 2016. Subsequent to March 31, 2016, we expect this ratio to improve and do not expect to incur any covenant violations.

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

We have Existing Notes and New Notes (together, the “Senior Notes”) that are governed by indentures with substantially similar terms and provisions (the “Indentures”).  The Indentures contain affirmative and negative covenants that are customary for instruments of this nature, including restrictions or limitations on our ability to incur additional debt, pay dividends, purchase or redeem stock or subordinated indebtedness, make investments, create liens, sell assets, merge with or into other companies or transfer substantially all of our assets, unless those actions satisfy the terms and conditions of the Indentures or are otherwise excepted or permitted.  Certain of the limitations in the Indentures, including our ability to incur debt, pay dividends or make other restricted payments, become more restrictive in the event our ratio of consolidated cash flow to fixed charges for the most recent trailing four quarters (the “Fixed Charge Coverage Ratio”) is less than 2.25:1.  As of March 31, 2016, our Fixed Charge Coverage Ratio was 1.00:1.  We expect our Fixed Charge Coverage Ratio to improve in 2016 based on our projections of decreased interest expense related to our Senior Notes.  As of March 31, 2016, we were limited to incurring an additional $68.9 million in debt due to our Fixed Charge Coverage Ratio. The Indentures also contain customary events of default, including cross-default features with any other indebtedness. In certain circumstances, the Trustee or the holders of the Senior Notes may declare all outstanding notes to be due and payable immediately.

We are not restricted as to our borrowings under our revolving credit facility; however we are subject to the minimum financial requirements detailed in Note 7, Long-Term Debt, to our Consolidated Financial Statements. If we are unable to comply with these financial requirements, an event of default could result which would permit acceleration of outstanding debt and could permit our lenders to foreclose on our mortgaged properties. In order to improve our liquidity position to meet the financial requirements under our revolving credit facility and to meet other outstanding obligations, we are currently pursuing or considering a number of actions including (i) debt-for-equity exchanges, (ii) joint venture opportunities, (iii) minimizing our capital expenditures, (iv) improving our cash flows from operations, (v) effectively managing our working capital (vi) adding additional hedging positions and (vii) in- and out-of-court restructuring. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions or that these transaction can be consummated within the period needed to meet certain obligations. In addition, our Senior Credit Facility restricts the amount of cash and cash equivalents that we can hold on our Consolidated Balance Sheet to a maximum of $15.0 million, with any excess to be used to pay down the outstanding Senior Credit Facility balance, however we retain the right to draw on the revolving credit facility so long as there are amounts available under our borrowing base.

Future Liquidity Considerations

In connection with certain marketing, transportation and processing agreements that we have entered into, we may be obligated to pay minimum fees in connection with these agreements of $232.1 million over the next five years, depending on our levels of production. In connection with certain of these agreements, we concurrently entered into a guaranty whereby we have guaranteed the payment of obligations under the specified agreements up to a maximum of $418.0 million over the life of the agreements. As the commitments are satisfied, these guarantees will decrease over time.

Our revolving credit facility contains a number of restrictive covenants and limitations that will impose significant operating and financial restrictions on us. In particular, our financial covenants require us to maintain a minimum consolidated current ratio of 1.0 to 1.0 and a maximum ratio of net senior-secured debt to EBITDAX, a non-GAAP measure, of 2.75 to 1.0. Failure to comply with these covenants could have an adverse effect on our business. If an event of default under our revolving credit facility occurs and remains uncured, the lenders thereunder:

•	Would not be required to lend any additional amounts to us;
•	Could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;
•	May have the ability to require us to apply all of our available cash to repay these borrowings; or
•	May prevent us from making debt service payments under our other agreements.

In order to improve our liquidity positions to meet the financial requirements under our revolving credit facility and to meet other outstanding obligations, we are currently pursuing or considering a number of actions including (i) debt-for-equity exchanges, (ii) joint venture opportunities, (iii) minimizing our capital expenditures, (iv) improving our cash flows from operations, (v) effectively managing our working capital, (vi) adding hedging positions, (vii) and in- and out-of-court restructuring. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions or that these transactions can be consummated within the period needed to meet certain obligations.

Financial Condition and Cash Flows for the Three Months Ended March 31, 2016 and 2015

The following table summarizes our sources and uses of funds for the periods noted:

	Three Months Ended March 31,
($ in Thousands)	2016	2015
Cash flows provided by (used in) operations	$(18,893)	$11,366
Cash flows used in investing activities	(802)	(67,150)
Cash flows provided by financing activities	43,495	42,974
Net increase (decrease) in cash and cash equivalents	$23,800	$(12,810)

Net cash provided by (used in) operating activities decreased from cash provided by operating activities of $11.4 million in the first quarter of 2015 to cash used of $18.9 million for the same period in 2016. This was primarily due to a reduction in oil, natural gas and NGL prices and an increase in lease operating expenses. These decreases in cash flow were partially offset by increases in production in our Appalachian Basin operations and a decrease in Other Operating Expenses.

Net cash used in investing activities decreased by approximately $66.3 million from the first three months of 2016 to $0.8 million as compared to the same period in 2015. This change is primarily attributed to lower activity levels related to the currently depressed commodity price environment and $19.5 million received from our joint venture with BSP in 2016 compared with the $67.9 million of capital activity during the first quarter of 2015, net of $16.6 million received from our joint venture with ArcLight.

Net cash provided by financing activities increased by approximately $0.5 million for the first three months of 2016 to $43.5 million from $43.0 million over the same period in 2015. The increase in cash provided is primarily due to dividends paid and contributions to consolidated joint venture partners in the first quarter of 2015, which was partially offset by higher debt issuance costs during the first quarter of 2016.

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

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended March 31, 2016, there were no material changes to the critical accounting policies previously reported by us in our Annual Report on Form 10-K for the year ended December 31, 2015. We describe critical recently adopted and issued accounting standards in Part I, Item 1. Financial Statements—Note 5, “Recently Issued Accounting Pronouncements.”

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

The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented:

	Three Months Ended March 31,
($ in Thousands)	2016	2015
Net Loss From Continuing Operations	$(60,141)	$(18,479)
Add Back Non-Recurring Costs[1]	8,480	5,022
Add Back Depletion, Depreciation, Amortization and Accretion	19,408	26,126
Add Back (Less) Non-Cash Compensation Expense (Income)	(27)	2,961
Add Back Interest Expense	13,032	12,017
Add Back Impairment Expense	14,184	7,023
Add Back Exploration Expenses	993	518
Add Back (Less) Loss (Gain) on Disposal of Assets	(30)	65
Less Gain on Financial Derivatives	(4,049)	(17,119)
Add Back Cash Settlement of Derivatives	12,994	11,079
Add Back (Less) Income Tax Expense (Benefit)	2,092	(92)
Add Back Non-Cash Portion of Equity Method Investments	—	203
EBITDAX From Continuing Operations	$6,936	$29,324
Net Income From Discontinued Operations	$—	$1,962
Income Attributable to Noncontrolling Interests	—	(1,297)
Income From Discontinued Operations Attributable to Rex Energy	—	665
Add Back Depletion, Depreciation, Amortization and Accretion	—	39
Add Back Interest Expense	—	191
Less Gain on Disposal of Assets	—	(32)
Less Non-Cash Portion of Noncontrolling Interests	—	(79)
Add Back Income Tax Expense	—	435
Add EBITDAX From Discontinued Operations	$—	$1,219
EBITDAX (Non-GAAP)	$6,936	$30,543
1 Non-Recurring costs for the three months ended March 31, 2016 are due to debt issuance costs related to our exchange of unsecured senior notes. Non-Recurring costs for the three months ended March 31, 2015 are due to net fees incurred to terminate two drilling rig contracts earlier than their original term.

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

For the three months ended March 31, 2016, we received net settlements on oil, NGL and natural gas derivatives of approximately $13.1 million as compared to receiving net settlements of approximately $10.6 million for the three months ended March 31, 2015. These gains and losses are reported as Gain on Derivatives, Net in our Consolidated Statements of Operations. As of March 31, 2016, we had approximately 100.0% of our annualized oil production hedged through the remainder of 2016, over 100.0% and 50.0% of our annualized natural gas production hedged through the remainder of 2016 and 2017, respectively, and over 40.0% of our annualized NGL production hedged through the remainder of 2016. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future drilling and completion activity or the natural decline of our oil and gas production.

Our primary sources of production and revenue are located in the Appalachian Basin. Natural gas prices in the Appalachian Basin are exposed to regional differentials when compared to NYMEX pricing. During the three months ended March 31, 2016, our average realized prices for natural gas was lower than the average NYMEX prices over the same period by approximately $0.62 per Mcf. We have been able to stabilize the impact of basis differentials to an extent by utilizing basis swaps in our derivatives program. We have basis swaps in place for 17,665 MMcf at an average differential to Henry Hub NYMEX of $0.89 per Mcf for the remainder of 2016 in addition to basis swaps for 19,150 MMcf at an average differential to Henry Hub NYMEX of $0.30 per Mcf for 2017. For the three months ended March 31, 2016, we paid cash settlements on our basis differential derivatives of approximately $0.3 million.

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

For a summary of our current oil, NGL and natural gas derivative positions at March 31, 2016, refer to Part I, Item 1. Financial Statements—Note 8, “Derivative Instruments and Fair Value Measurements”.

Contractual Obligations

In addition to our capital expenditure program, we are committed to making cash payments in the future on various types of contracts and obligations. Our contractual obligations include long-term debt, operating leases, operational commitments, other loans and notes payable, derivative obligations, firm commitments under sales, gathering and processing agreements and asset retirement obligations. Since December 31, 2015, there have been no material changes to our contractual obligations, other than an increase in long-term debt due to our borrowings under the Senior Credit Facility. See Part I, Item 1. Financial Statements—Note 7, “Long-Term Debt” for additional information on the Senior Credit Facility.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to various market risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decrease for a substantial period of time or decline significantly, revenues and cash flows would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil, NGLs and natural gas. Conversely, increases in the market prices for oil, NGLs and natural gas can have a favorable impact on our financial condition, results of operations and capital resources. Based on production through March 31, 2016, we project that a 10% decline in the price per barrel of oil and NGLs and the price per Mcf of gas from the first three months of the 2016 average would reduce our gross revenues, before the effects of derivatives, for the remaining nine months of 2016 by approximately $9.1 million.

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

At March 31, 2016, we had the following commodity derivative contracts outstanding:

Period	Volume	Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2016 - Collars	445,750 Bbls	$—	$38.72	$50.28	$—	$662
2016 - Three-Way Collars	225,000 Bbls	31.20	41.40	49.60	—	340
2016 - Cap Swaps	60,000 Bbls	30.00	—	—	44.00	42
	730,750 Bbls					$1,044
Natural Gas
2016 - Swaps	14,090,000 Mcf	—	—	—	2.95	$10,341
2016 - Swaptions	900,000 Mcf	—	—	—	3.15	767
2016 - Cap Swaps	4,050,000 Mcf	2.90	—	—	3.48	1,102
2016 - Collars	2,250,000 Mcf	—	2.70	3.10	—	973
2016 - Three-Way Collars	8,480,000 Mcf	2.31	2.95	3.55	—	5,054
2016 - Put Spreads	9,470,000 Mcf	2.50	3.26	—	—	808
2016 - Basis Swaps - Dominion South	17,665,000 Mcf	—	—	—	(0.89)	(1,879)
2017 - Swaps	960,000 Mcf	—	—	—	3.60	903
2017 - Swaptions	0 Mcf	—	—	—	—	(263)
2017 - Cap Swaps	5,700,000 Mcf	2.65	—	—	3.20	951
2017 - Three-Way Collars	16,300,000 Mcf	2.33	3.02	3.89	—	5,066
2017 - Calls	3,000,000 Mcf	—	—	3.64	—	(753)
2017 - Basis Swaps - Dominion South	4,550,000 Mcf	—	—	—	(0.83)	(1,092)
2017 - Basis Swaps - Texas Gas	14,600,000 Mcf	—	—	—	(0.13)	(513)
2018 - Swaps	960,000 Mcf	—	—	—	3.60	903
2018 - Swaptions	0 Mcf	—	—	—	—	(191)
2018 - Cap Swaps	1,800,000 Mcf	3.30	—	—	4.05	1,060
2018 - Three-Way Collars	7,875,000 Mcf	2.29	2.88	3.56	—	1,046
2018 - Calls	5,810,000 Mcf	—	—	3.97	—	(328)
2018 - Basis Swaps - Dominion South	6,400,000 Mcf	—	—	—	(0.83)	(1,092)
2018 - Basis Swaps - Texas Gas	14,600,000 Mcf	—	—	—	(0.13)	(513)
2019 - Basis Swaps - Dominion South	7,300,000 Mcf	—	—	—	(0.83)	(1,092)
2020 - Basis Swaps - Dominion South	7,320,000 Mcf	—	—	—	(0.83)	(1,092)
	154,080,000 Mcf					$20,166
NGLs
2016 - C3+ NGL Swaps	1,038,000 Bbls	—	—	—	30.66	$6,006
2016 - Ethane Swaps	165,000 Bbls	—	—	—	8.82	155
2017 - C3+ NGL Swaps	468,000 Bbls	—	—	—	20.16	(287)
	1,671,000 Bbls					$5,874
Refined Product (Heating Oil)
2016 - Swaps	9,000 Bbls	$—	$—	$—	$84.00	$(278)
	9,000 Bbls					$(278)

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and prime rate based, as determined by our lenders, and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on our obligations. As of March 31, 2016, we did not have any interest rate derivatives in place, however we do from time to time enter interest rate derivatives to manage our interest rate exposure. We did not have any interest rate derivatives in place as of December 31, 2015. Based on our total debt as of March 31, 2016 of approximately $833.4 million, a 1.0% change in interest rates would impact our interest expense by approximately $8.3 million.

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

Our management (with the participation of our CEO and CFO) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2016, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended March 31, 2016, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6.Exhibits.

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REX ENERGY CORPORATION (Registrant)
Date: May 10, 2016	By:	/s/ Thomas C. Stabley
Thomas C. Stabley
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Thomas Rajan
Thomas Rajan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1*+

Joint Exploration and Development Agreement dated as of March 1, 2016 by and between R.E. Gas Development, LLC and OhPa Drillco, LLC (pursuant to a request for confidential treatment, portions of this exhibit have been redacted and have been provided separately to the Securities and Exchange Commission).

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

4.12

Indenture, dated as of March 31, 2016, among Rex Energy Corporation, the Guarantors and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with SEC on March 31, 2016).

4.13	Form of 1.00%/8.00% Senior Secured Second Lien Notes Due 2020 (included in Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 31, 2016, and incorporated herein by reference).

Exhibit Number	Exhibit Title
4.14

Registration Rights Agreement, dated as of March 31, 2016, by Rex Energy Corporation and the Guarantors for the Benefit of the Holders of Rex Energy Corporation’s 1.00%/8.00% Senior Secured Second Lien Notes due 2020 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with SEC on March 31, 2016).

4.15

First Supplemental Indenture, dated as of March 31, 2016, to the Indenture dated as of December 12, 2012, among Rex Energy Corporation, the Guarantors, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed with SEC on March 31, 2016).

4.16

First Supplemental Indenture, dated as of March 31, 2016, to the Indenture dated as of July 17, 2014, among Rex Energy Corporation, the Guarantors, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed with SEC on March 31, 2016).

10.1*

Ninth Amendment to Amended and Restated Credit Agreement effective as of February 3, 2016, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto.

10.2*

Tenth Amendment to Amended and Restated Credit Agreement effective as of March 14, 2016, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto.

10.3

Collateral Agreement, dated as of March 31, 2016, the Grantors named therein and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with SEC on March 31, 2016).

10.4

Intercreditor Agreement, dated as of March 31, 2016, among Royal Bank of Canada, as First Lien RBL Agent, Wilmington Savings Fund Society, FSB, as Second Lien Agent, each permitted additional first lien representative, each permitted third lien representative, Rex Energy Corporation and the Subsidiaries named therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with SEC on March 31, 2016).

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