Form 10-Q
period 2016-09-30
REX ENERGY CORP
filed 2016-11-09
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

97,882,115 shares of common stock were outstanding on November 4, 2016.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD SEPTEMBER 30, 2016

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by us in forward-looking statements include, among others, the following:

•	economic conditions in the United States and globally;
•	domestic and global supply and demand for oil, natural gas liquids (“NGLs”) and natural gas;
•	realized prices for oil, natural gas and NGLs and volatility of those prices;
•

the adequacy and availability of capital resources, credit and liquidity, including, but not limited to, access to additional borrowing capacity and our inability to generate sufficient cash flow from operations to fund our capital expenditures and meet working capital needs;

•	conditions in the domestic and global capital and credit markets and their effect on us;
•	impairments of our natural gas and oil asset values due to declines in commodity prices;
•	new or changing government regulations, including those relating to environmental matters, permitting or other aspects of our operations;
•	the willingness and ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain oil price and production controls;
•	the geologic quality of our properties with regard to, among other things, the existence of hydrocarbons in economic quantities;
•	uncertainties inherent in the estimates of our oil, NGL and natural gas reserves;
•	our ability to increase oil and natural gas production and income through exploration and development;
•	drilling and operating risks;
•	counterparty credit risks;
•	the success of our drilling techniques in both conventional and unconventional reservoirs;
•	the success of the secondary and tertiary recovery methods we utilize or plan to employ in the future;
•	the number of potential well locations to be drilled, the cost to drill them, and the time frame within which they will be drilled;
•	the ability of contractors to timely and adequately perform their drilling, construction, well stimulation, completion and production services;
•	the availability of equipment, such as drilling rigs and infrastructure, such as transportation, pipelines, processing and midstream services;
•	the effects of adverse weather or other natural disasters on our operations;
•	competition in the oil and gas industry in general, and specifically in our areas of operations;
•	changes in our drilling plans and related budgets;
•	the success of prospect development and property acquisitions;
•	the success of our business and financial strategies, and hedging strategies;
•	uncertainties related to the legal and regulatory environment for our industry and our own legal proceedings and their outcome; and
•	other factors discussed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

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

Item 1.	Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except Share and per Share Data)

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current Assets
Cash and Cash Equivalents	$2,524	$1,091
Accounts Receivable	21,655	17,274
Taxes Receivable	211	18
Short-Term Derivative Instruments	5,461	34,260
Inventory, Prepaid Expenses and Other	1,079	3,059
Assets Held for Sale	—	60,451
Total Current Assets	30,930	116,153
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	1,020,993	943,092
Unevaluated Oil and Gas Properties	223,791	262,992
Other Property and Equipment	21,449	20,363
Wells and Facilities in Progress	66,614	141,100
Pipelines	15,186	14,024
Total Property and Equipment	1,348,033	1,381,571
Less: Accumulated Depreciation, Depletion and Amortization	(459,549)	(437,828)
Net Property and Equipment	888,484	943,743
Other Assets	2,492	2,501
Long-Term Derivative Instruments	3,367	9,534
Total Assets	$925,273	$1,071,931
LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$29,464	$36,785
Current Maturities of Long-Term Debt	201	402
Accrued Liabilities	29,619	40,608
Short-Term Derivative Instruments	9,294	2,486
Liabilities Related to Assets Held for Sale	631	36,320
Total Current Liabilities	69,209	116,601
Long-Term Derivative Instruments	3,354	5,556
Senior Secured Line of Credit and Long-Term Debt, Net of Issuance Costs	126,061	109,386
Senior Notes, Net of Issuance Costs and Deferred Gain on Debt Exchanges	633,322	663,089
Premium on Senior Notes, Net	134	2,344
Other Deposits and Liabilities	9,617	3,156
Future Abandonment Cost	7,438	11,568
Total Liabilities	$849,135	$911,700
Commitments and Contingencies (See Note 12)
Stockholders’ Equity
Preferred Stock, $.001 par value per share, 100,000 shares authorized and 4,087 issued and outstanding on September 30, 2016 and 16,100 shares issued and outstanding on December 31, 2015	$1	$1
Common Stock, $.001 par value per share, 200,000,000 shares authorized and 95,886,983 shares issued and outstanding on September 30, 2016 and 55,741,229 shares issued and outstanding on December 31, 2015	94	54
Additional Paid-In Capital	649,103	623,863
Accumulated Deficit	(573,060)	(463,687)
Total Stockholders’ Equity	76,138	160,231
Total Liabilities and Stockholders’ Equity	$925,273	$1,071,931

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, $ in Thousands, Except per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2016	2015	2016	2015
OPERATING REVENUE
Natural Gas, Condensate and NGL Sales	$34,034	$29,648	$90,978	$111,344
Other Operating Revenue	5	8	12	30
TOTAL OPERATING REVENUE	34,039	29,656	90,990	111,374
OPERATING EXPENSES
Production and Lease Operating Expense	26,333	24,259	76,005	71,646
General and Administrative Expense	5,116	4,507	15,237	20,253
(Gain) Loss on Disposal of Assets	10	(224)	(4,285)	(533)
Impairment Expense	9,563	85,193	45,344	209,880
Exploration Expense	216	580	1,954	1,774
Depreciation, Depletion, Amortization and Accretion	15,109	20,832	46,371	67,369
Other Operating Expense	9,899	190	10,930	5,328
TOTAL OPERATING EXPENSES	66,246	135,337	191,556	375,717
LOSS FROM OPERATIONS	(32,207)	(105,681)	(100,566)	(264,343)
OTHER INCOME (EXPENSE)
Interest Expense	(9,646)	(11,884)	(34,115)	(36,077)
Gain (Loss) on Derivatives, Net	16,866	28,649	(8,254)	45,487
Other Income	16	25	28	118
Debt Exchange Expense	(35)	—	(9,048)	—
Gain on Extinguishments of Debt	423	—	24,130	—
Loss on Equity Method Investments	—	—	—	(411)
TOTAL OTHER INCOME (EXPENSE)	7,624	16,790	(27,259)	9,117
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(24,583)	(88,891)	(127,825)	(255,226)
Income Tax Benefit	8,106	—	5,785	—
NET LOSS FROM CONTINUING OPERATIONS	(16,477)	(88,891)	(122,040)	(255,226)
Income (Loss) From Discontinued Operations, Net of Income Taxes	21,892	(5,785)	12,719	(7,770)
NET INCOME (LOSS)	5,415	(94,676)	(109,321)	(262,996)
Net Income (Loss) Attributable to Noncontrolling Interests	—	(1)	—	2,245
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$5,415	$(94,675)	$(109,321)	$(265,241)
Preferred Stock Dividends	(613)	(2,415)	(4,441)	(7,245)
Effect of Preferred Stock Conversions	—	—	72,316	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,802	$(97,090)	$(41,446)	$(272,486)
Earnings per common share:
Basic – Loss From Continuing Operations Attributable to Rex Energy Common Shareholders	$(0.19)	$(1.69)	$(0.74)	$(4.88)
Basic – Net Income (Loss) From Discontinued Operations Attributable to Rex Energy Common Shareholders	0.24	(0.11)	0.17	(0.19)
Basic – Net Income (Loss) Attributable to Rex Energy Common Shareholders	$0.05	$(1.80)	$(0.57)	$(5.07)
Basic – Weighted Average Shares of Common Stock Outstanding	90,803	53,936	73,098	53,748
Diluted – Loss From Continuing Operations Attributable to Rex Energy Common Shareholders	$(0.19)	$(1.69)	$(0.74)	$(4.88)
Diluted – Net Income (Loss) From Discontinued Operations Attributable to Rex Energy Common Shareholders	0.24	(0.11)	0.17	(0.19)
Diluted – Net Income (Loss) Attributable to Rex Energy Common Shareholders	$0.05	$(1.80)	$(0.57)	$(5.07)
Diluted – Weighted Average Shares of Common Stock Outstanding	90,803	53,936	73,098	53,748

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited, in Thousands)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE December 31, 2015	55,741	$54	16	$1	$623,863	$(463,687)	$160,231
Non-Cash Compensation	—	—	—	—	1,899	—	1,899
Issuance of Common Stock in Debt Exchange	8,413	8	—	—	6,404	—	6,412
Issuance of Common Stock for Debt Extinguishments	22,683	22	—	—	16,894	—	16,916
Preferred Stock Dividends settled in Common Shares	62	—	—	—	52	(52)	—
Issuance of Restricted Stock, Net of Forfeitures	(24)	1	—	—	—	—	1
Conversion of Preferred Stock to Common Stock	9,012	9	(12)	—	(9)	—	—
Net Loss	—	—	—	—	—	(109,321)	(109,321)
BALANCE September 30, 2016	95,887	$94	4	$1	$649,103	$(573,060)	$76,138

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, $ in Thousands)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(109,321)	$(262,996)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss from Equity Method Investments	—	411
Non-cash Expenses	17,143	5,691
Depreciation, Depletion, Amortization and Accretion	51,471	82,866
(Gain) Loss on Derivatives	8,254	(45,487)
Cash Settlements of Derivatives	32,485	40,102
Non-cash Exploration Expenses	872	468
Impairment Expense	48,887	264,677
Gain on Extinguishments of Debt	(24,213)	—
Gain on Sale of Assets	(34,820)	(509)
Gain on Sale of Water Solutions Holdings	—	(57,014)
Changes in operating assets and liabilities
Accounts Receivable	(2,580)	12,015
Inventory, Prepaid Expenses and Other Assets	2,374	1,092
Accounts Payable and Accrued Liabilities	(7,781)	(26,103)
Other Assets and Liabilities	(1,244)	(1,794)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(18,473)	13,419
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Joint Venture Acreage Management	—	54
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	40,809	76,251
Proceeds from Joint Venture for Reimbursement of Capital Costs	19,461	16,611
Acquisitions of Undeveloped Acreage	(6,302)	(26,511)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(48,640)	(163,207)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	5,328	(96,802)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Long-Term Debt and Line of Credit	(35,230)	(108,335)
Proceeds from Long-Term Debt and Line of Credit	55,400	186,813
Repayments of Loans and Other Notes Payable	(568)	(1,337)
Debt Issuance Costs	(5,024)	(629)
Dividends Paid on Preferred Stock	—	(7,245)
Distributions to Noncontrolling Interest Partners of Water Solutions Holdings	—	(830)
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,578	68,437
NET INCREASE (DECREASE) IN CASH	1,433	(14,946)
CASH – BEGINNING	1,091	18,096
CASH – ENDING	$2,524	$3,150
CASH AND CASH EQUIVALENTS ATTRIBUTABLE TO CONTINUING OPERATIONS	$2,524	$3,150
SUPPLEMENTAL DISCLOSURES
Interest Paid, net of capitalized interest	$25,833	$33,686
Cash Paid (Received) for Income Taxes	$29	$(502)
Capital Expenditures for Development of Oil & Gas Properties and Equipment Attributable to Discontinued Operations	$1,341	$20,044
NON-CASH ACTIVITIES
Fair value of contingent consideration receivable - sale of Illinois Basin	$(1,166)	$-
Decrease in Accrued Liabilities for Capital Expenditures	$(5,912)	$(8,651)
Increase Long Term Debt - Equipment Financing	$816	$-
Decrease in Senior Notes net of Issuance Costs, Deferred Gain on Exchanges, and Net Premium due to Debt to Equity Conversions	$(46,248)	$-
Decrease in Bond Interest Payable due to Debt to Equity Conversions	$(870)	$-
Increase in Common Stock outstanding due to Debt to Equity Conversions	$16,916	$-

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

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of all of our wholly owned subsidiaries. We report our interests in oil, NGL and natural gas properties using the proportional consolidation method of accounting. All intercompany balances and transactions have been eliminated. Unless otherwise indicated, all references to “Rex Energy Corporation,” “our,” “we,” “us” and similar terms refer to Rex Energy Corporation and its subsidiaries together. In preparing the accompanying Consolidated Financial Statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies.

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

Discontinued Operations

In June 2016, we entered into a purchase and sale agreement to divest all of our Illinois Basin assets and operations. The sale closed in August 2016, with an effective date of July 1, 2016.  As a result of this transaction, we have classified all of our assets and operations associated with the Illinois Basin sale as Discontinued Operations in the accompanying consolidated financial statements.

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

Accretion expense totaled $0.1 million and $0.5 million for the three and nine months ended September 30, 2016, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2015, respectively. These amounts are recorded as depreciation, depletion, amortization and accretion (“DD&A”) expense on our Consolidated Statements of Operations. We account for future abandonment costs that relate to wells that are drilled jointly based on our working interest in those wells.

($ in Thousands)	September 30, 2016
Beginning Balance at January 1, 2016	$11,934
Future Abandonment Obligation Incurred	514
Future Abandonment Obligation Settled	(17)
Future Abandonment Obligation Cancelled or Sold	(4,815)
Future Abandonment Obligation Revision of Estimated Obligation	350
Future Abandonment Obligation Accretion Expense	500
Total Future Abandonment Cost[1]	$8,466

1 Includes approximately $1.0 million of short-term future abandonment costs, which are classified as Accrued Liabilities on our Consolidated Balance Sheet.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2016	2015	2016	2015
Revenues:
Field Services Revenue	$—	$1,479	$—	$33,086
Total Operating Revenue	—	1,479	—	33,086
Costs, Expenses and (Other Income):
General and Administrative Expense	—	82	—	1,961
Depreciation, Depletion, Amortization and Accretion	—	2	—	78
Field Services Operating Expense	—	1,229	—	25,981
Gain on Sale of Asset	—	(2)	—	(44)
Interest Expense	—	56	—	487
Other Income	—	(56,957)	—	(56,836)
Total Costs, Expenses and (Other Income)	—	(55,590)	—	(28,373)
Income from Discontinued Operations Before Income Taxes	—	57,069	—	61,459
Income Tax Expense	—	(2,416)	—	(2,658)
Income from Discontinued Operations, net of taxes	$—	$54,653	$—	$58,801

Illinois Basin Operations

On June 14, 2016, we, through our wholly owned subsidiaries, Penntex Resources Illinois, LLC, Rex Energy I, LLC, Rex Energy IV, LLC, Rex Energy Marketing, LLC, R. E. Ventures Holdings, LLC, and Rex Energy Operating Corp. (collectively, “Rex”), entered into a Purchase and Sale Agreement (the “Agreement”) with Campbell Development Group, LLC (“Campbell”). Pursuant to the Agreement, Campbell agreed to purchase, subject to certain parameters and provisions for adjustment customary for transactions of this type, all of Rex’s oil and gas-related properties and assets, both operated and non-operated, in the Illinois Basin on an as-is, where-is basis. Closing occurred on August 18, 2016, with an effective date for the transaction of July 1, 2016. We received a purchase deposit of $2.5 million from Campbell in June and received the additional proceeds of approximately $38.0 million during the third quarter (subject to customary closing and post-closing adjustments scheduled to occur during the fourth quarter). An addendum executed in conjunction with the Agreement allows for Rex to receive from Campbell potential additional proceeds of up $9.9 million, in installments of $0.9 million per quarter, over the period beginning with the quarter ending December 31, 2016, and ending with the quarter ending June 30, 2019.  For the proceeds to become payable by Campbell in any of the eleven individual quarters, the average spot price of West Texas Intermediate (“WTI”) as published by the New York Mercantile Exchange must be in excess of the amount shown in the table below for the applicable quarter. For additional information, see Note 8, Derivative Instruments and Fair Value Measurements, to our Consolidated Financial Statements.

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

Included in the sale were approximately 76,000 net acres in Illinois, Indiana and Kentucky and production of approximately 1,700 net barrels per day.  The sale transaction resulted in a full divestiture of our Illinois Basin assets, and an exit from our Illinois Basin operations.  As of June 14, 2016, the Illinois Basin assets became classified as “Held for Sale”, and our assets and operations in the Illinois Basin are reported as Discontinued Operations.

The carrying value of assets and liabilities of our Illinois Basin operations that are classified as Held for Sale in the accompanying Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
($ in Thousands)	2016	2015
Assets:
Accounts Receivable	$—	$2,209
Inventory, Prepaid Expenses and Other	—	770
Total Current Assets	—	2,979
Evaluated Oil & Gas Properties	—	296,338
Other Property and Equipment	—	19,749
Wells and Facilities in Progress	—	3,456
Accumulated Depreciation, Depletion, and Amortization	—	(262,071)
Total Long-Term Assets	—	57,472
Total Assets Held for Sale	$-	$60,451
Liabilities:
Accounts Payable	$475	$1,089
Current Maturities of Long-Term Debt	—	188
Accrued Liabilities	156	3,718
Total Current Liabilities	631	4,995
Long-Term Debt	—	10
Future Abandonment Cost	—	31,315
Total Long-Term Liabilities	—	31,325
Total Liabilities Related to Assets Held for Sale	$631	$36,320
Net Assets Held for Sale	$(631)	$24,131

Summarized financial information for Discontinued Operations related to our Illinois Basin operations is set forth in the tables below, and does not reflect the costs of certain services provided. Such indirect costs, which were not allocated to the Discontinued Operations, were for services, including legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support. The sale of our Illinois assets and operations does not include any of our derivative contracts or positions related to our Illinois Basin revenues or production.  No derivative positions or activity has been attributed to or included in Discontinued Operations for the three and nine month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2016	2015	2016	2015
Revenues:
Oil Sales	$69	$7,917	$11,283	$26,092
Total Operating Revenue	69	7,917	11,283	26,092
Costs and Expenses:
Production and Lease Operating Expense	261	6,350	10,987	18,641
General and Administrative Expense	33	869	1,471	3,254
(Gain) Loss on Disposal of Assets	(30,491)	(5)	(30,535)	68
Impairment Expense	—	54,619	3,543	54,797
Exploration Expense	—	227	143	468
Depreciation, Depletion, Amortization and Accretion	18	6,292	5,100	15,419
Interest Expense	1	3	4	20
Other (Income) Expense	1	—	(1)	(4)
Total Costs and Expenses	(30,177)	68,355	(9,288)	92,663
Income (Loss) from Discontinued Operations Before Income Taxes	30,246	(60,438)	20,571	(66,571)
Income Tax Expense	(8,354)	—	(7,852)	—
Income (Loss) from Discontinued Operations, net of taxes	$21,892	$(60,438)	$12,719	$(66,571)
Production:
Crude Oil (Bbls)	1,688	182,787	310,408	545,328

4. BUSINESS AND OIL AND GAS PROPERTY DISPOSITIONS

Water Solutions

As described in Note 3 Discontinued Operations/Assets Held for Sale, we sold Water Solutions pursuant to a purchase and sale agreement with American Water.

ArcLight Capital Partners, LLC

On March 31, 2015, we entered into a joint venture agreement with an affiliate of ArcLight Capital Partners, LLC (“ArcLight”) to jointly develop 32 specifically designated wells in our Butler County, Pennsylvania operated area. ArcLight agreed to participate in and fund 35.0% of the estimated well costs for the designated wells. We expect to receive consideration for the transaction of approximately $67.0 million, with $16.6 million received at closing for wells that had previously been completed or were at that time in the process of being drilled and completed. The remainder of the proceeds will be received as additional wells are drilled and placed in sales. Upon the attainment of certain return on investment and internal rate of return thresholds, 50.0% of ArcLight’s 35.0% working interest will revert back to us, leaving ArcLight with a 17.5% working interest. As of September 30, 2016, ArcLight had paid approximately $61.4 million for its interest in wells that have been drilled. As of September 30, 2016, all wells to be developed with ArcLight had been drilled and completed with four wells remaining to be placed into service.

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

Benefit Street Partners, LLC

On March 1, 2016, we entered into a joint exploration and development agreement with an affiliate of Benefit Street Partners, LLC (“BSP”) to jointly develop 58 specifically designated wells in our Moraine East and Warrior North operated areas. BSP agreed to participate in and fund 15.0% of the estimated well costs for 16 designated wells in Butler County, Pennsylvania, 12 of which have already been drilled, completed, placed in sales and paid for by BSP. The remaining four wells are expected to be placed in sales and paid for by BSP during the fourth quarter of 2016. BSP also agreed to participate in and fund 65.0% of the estimated well costs for six designated wells in Warrior North, Ohio, all of which have been drilled, completed, placed in sales and paid for by BSP. BSP also has the option to participate in the development of 36 additional wells in 2016 and would fund 65.0% of the estimated well costs for the designated wells in return for a 65.0% working interest. To date, BSP has exercised its option to participate in 20 of these additional wells, including four that were already drilled.  We expect total consideration for this transaction to be $175.0 million with approximately $120.7 million committed as of September 30, 2016. BSP has paid approximately $52.4 million for its interest in elected wells as of September 30, 2016. The remainder of the proceeds will be received as additional wells are drilled to total depth or placed in sales.  BSP earns an assignment of 15%-20% working interest in acreage located within each of the units in which it participates. As of September 30, 2016, 20 of the 42 committed wells were in line and producing, nine wells were drilled and awaiting completion and four wells were awaiting pipeline connection.

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

Diversified Oil & Gas, LLC

On May 20, 2016, we entered into a Purchase and Sale Agreement (“PSA”) with Diversified Oil and Gas, LLC (“DOG”). Pursuant to the PSA, DOG purchased all of our conventional operated oil and gas-related properties and related pipeline assets located in Pennsylvania and assumed all future abandonment liability associated with the assets. Closing occurred on May 20, 2016, with an effective date for the transaction of May 1, 2016. We received proceeds at closing of approximately $51,000. Included in the sale were approximately 300 wells, pipelines and support equipment. The sale of well properties generated approximately $4.6 million of gain in the second quarter of 2016 due to the elimination of our future abandonment liability associated with wells and pipelines sold to DOG.  The gain, which is included in Gain on Disposal of Assets on our Consolidated Statement of Operations, is reported net of approximately $0.2 million of uncollectible accounts receivable written off in conjunction with the sale.

Illinois Basin Operations

As described in Note 3, Discontinued Operations/Assets Held for Sale, we sold our Illinois Basin assets and operations pursuant to a purchase and sale agreement with Campbell in August 2016.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in the update provide guidance regarding the presentation in the statement of cash flows of eight specific cash flow disclosure issues:

•	debt prepayment or debt extinguishment costs;
•	settlement of zero-coupon debt instruments or other instruments with coupon rates that are insignificant in relation to the effective interest rate of borrowing;
•	contingent consideration payments made after a business combination;
•	proceeds from the settlement of insurance claims;
•	proceeds from the settlement of corporate-owned life insurance policies;
•	distributions received from equity method investees;
•	beneficial interest in securitization transactions; and
•	separately identifiable cash flows and application of the Predominance Principle.

Public business entities are required to apply the amendments of this update for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. We are currently evaluating this guidance to assess its impact on our current cash flow reporting processes.

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

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. For the nine months ended September 30, 2016, approximately 88.9% of our commodity sales came from four purchasers, with the largest single purchaser accounting for 45.0% of commodity sales.

7. LONG-TERM DEBT

Senior Credit Facility

We maintain a revolving credit facility, evidenced by a credit agreement dated March 27, 2013 and most recently amended on July 1, 2016 (the “Senior Credit Facility”). As of September 30, 2016, the borrowing base under the Senior Credit Facility was $190.0 million. The borrowing base under our Senior Credit Facility may be increased to up to $400.0 million with consent of the lenders and other conditions prescribed by the agreement upon redeterminations of the borrowing base. In addition, the borrowing base contains a $60.0 million sublimit for letters of credit.  Effective October 3, 2016, our borrowing base was reaffirmed at $190.0 million in connection with our scheduled redetermination. As of September 30, 2016, loans outstanding under the Senior Credit Facility were set to mature on September 12, 2019. Availability under our Senior Credit Facility is limited by a borrowing base, which is redetermined at least semi-annually by our lenders with the next scheduled redetermination on or about April 1, 2017. In certain circumstances, we may be required to prepay the loans, however, management does not believe that a prepayment will be required within the next twelve months. As of September 30, 2016, we had $131.7 million borrowings outstanding, and approximately $42.9 million in outstanding undrawn letters of credit. There were $111.5 million borrowings outstanding as of December 31, 2015. Our Senior Credit Facility restricts the amount of cash and cash equivalents that we can hold on our Consolidated Balance Sheet to a maximum of $15.0 million. Any excess must be used to pay down the outstanding loans; however, we retain the right to redraw such amounts so long as availability exists under our borrowing base.

The Senior Credit Facility requires we meet certain financial requirements, on a quarterly basis, including a minimum current ratio, maximum “Net Senior Secured Debt” to EBITDAX ratio and minimum “Total PDP PV-9” to net senior secured debt ratio (all terms in quotations as defined in the Senior Credit Facility). EBITDAX is a non-GAAP financial measure used by our management team and by other users of our financial statements, including our lenders, which adds to or subtracts from net income the following expenses or income for a given period to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, depletion, amortization, unrealized gains and losses from derivatives, exploration expense and other similar non-cash or non-recurring activities. The Senior Credit Facility requires that as of the last day of any fiscal quarter, our ratio of consolidated current assets, including the unused portion of our borrowing base, as of such day to consolidated current liabilities as of such day (the “Current Ratio”), must not be less than 1.0 to 1.0. Our Current Ratio as of September 30, 2016 was approximately 1.4 to 1.0.  Additionally, as of the last day of any fiscal quarter, our ratio of “Net Senior Secured Debt” to EBITDAX for the trailing twelve months must not exceed 2.75 to 1.0. Our ratio of Net Senior Secured Debt to EBITDAX as of September 30, 2016 was approximately 2.70 to 1.0.  Beginning September 30, 2016, we were also required to meet a minimum ratio of “Total PDP PV-9” at the “Forward Strip Commodity Price” as of each date of determination to “Net Senior Secured Debt” (the “PDP Coverage Ratio”) of at least 1.65 to 1.0.  Our PDP Coverage Ratio as of September 30, 2016 was approximately 2.9 to 1.0. Our Senior Credit Facility also contains a requirement limiting our aggregate trailing twelve month net capital expenditures during any fiscal quarter in 2016 and 2017 to $65 million unless our PDP Coverage Ratio exceeds 2.0 to 1.0. Management currently anticipates being in compliance with these financial covenants at December 31, 2016 and beyond.

In order to improve our liquidity positions to meet the financial requirements under our Senior Credit Facility and to meet other outstanding obligations, we are currently pursuing or considering a number of actions, which in certain cases may involve current investors, affiliates of the Company, and/or other financing or strategic counterparties, which may include refinancing of existing debt, debt-for-debt or debt-for-equity exchanges, or other in- and out-of-court restructuring transactions. There can be no assurance that sufficient liquidity will be raised from any such transactions or that any such transactions can or will be consummated within the period needed to meet our obligations.

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

In exchange for $324.0 million in aggregate principal amount of the 2020 Notes, representing approximately 92.6% of the outstanding aggregate principal amount of the 2020 Notes, and $309.1 million in aggregate principal amount of the 2022 Notes, representing approximately 95.1% of the outstanding aggregate principal amount of the 2022 Notes, we issued (i) $633.2 million aggregate principal amount of New Notes and (ii) 8.4 million shares, which had a fair value of $6.5 million upon issuance. An additional $0.5 million aggregate principal amount of New Notes were issued to holders who were ineligible to accept Shares. In addition, upon closing, we paid in cash accrued and unpaid interest on the Existing Notes accepted in the Exchange from the applicable last interest payment date totaling approximately $12.8 million. The remaining Existing Notes will continue to accrue interest at their historical rates. The New Notes will bear interest at a rate of 1.0% per annum for the first three semi-annual interest payments after issuance and 8.0% per annum thereafter, payable in cash. Interest payments are due on April 1 and October 1 of each year, beginning October 1, 2016 and ending October 1, 2020. In connection with the Exchange, we incurred approximately $0.1 million and $9.0 million in third-party debt issuance costs, in the three and nine-month periods ending September 30, 2016, respectively. These costs were recorded as Debt Exchange Expense in our Consolidated Statement of Operations.

Following the completion of the Exchange, we entered into debt-for equity exchanges with certain holders of our Existing Notes, as well as holders of our New Notes, in exchange for unrestricted shares of our common stock.  These exchanges resulted in the retirement of $27.7 million of our remaining Existing Notes and $45.7 million of our outstanding New Notes, in exchange for the issuance of a total of approximately 22.7 million shares of unrestricted common stock.  The exchanged notes were subsequently cancelled, resulting in a gain to the Company for the three and nine month periods ending September 30, 2016 of approximately $0.4 million and $24.1 million, respectively, presented as Gain on Extinguishment of Debt in our Consolidated Statements of Operations.

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

The Senior Notes are represented by indentures (the “Indentures”), which contain affirmative and negative covenants that are customary for instruments of this nature, including restrictions or limitations on our ability to incur additional debt, pay dividends, purchase or redeem stock or subordinated indebtedness, make investments, create liens, sell assets, merge with or into other companies or transfer substantially all of our assets, unless those actions satisfy the terms and conditions of the Indentures or are otherwise excepted or permitted.  Certain of the limitations in the Indentures, including our ability to incur debt, pay dividends or make other restricted payments, become more restrictive in the event our ratio of consolidated cash flow to fixed charges for the most recent trailing four quarters (the “Fixed Charge Coverage Ratio”) is less than 2.25 to 1.00.  As of September 30, 2016, our Fixed Charge Coverage Ratio was 1.20 to 1.00.  We expect our Fixed Charge Coverage Ratio to improve based on our projections of decreased interest expense related to the New Notes. As of September 30, 2016, we were limited to incurring an additional $109.2 million in debt due to our Fixed Charge Coverage Ratio. The Indentures also contain customary events of default. In certain circumstances, the individual Trustees or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately.

As of September 30, 2016 and December 31, 2015, we had recorded on our Consolidated Balance Sheets approximately $0.1 million and $2.3 million, respectively, of a net premium related to the Senior Notes. The amortization of our net premium during the three and nine-month periods ended September 30, 2016, which follows the effective interest method, was approximately $1.3 million and $1.4 million, respectively, and was recorded as a credit to Interest Expense on our Consolidated Statements of Operations. Interest is payable semi-annually on our Existing Notes. Interest on the 2020 Notes is paid at a rate of 8.875% per annum on June 1 and December 1 of each year, while interest on the 2022 Notes is paid at a rate of 6.25% per annum on February 1 and August 1 of each year.

In addition to the Senior Credit Facility and the Senior Notes, we may, from time to time in the normal course of business finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and other obligations consisted of the following at September 30, 2016 and December 31, 2015:

($ in Thousands)	September 30, 2016 (Unaudited)	December 31, 2015
Senior Notes, Net of Issuance Costs and Deferred Gain on Debt Exchanges (a)(c)	$633,322	$663,089
Premium on Senior Notes, Net	134	2,344
Senior Line of Credit, Net of Issuance Costs (b)(d)	125,396	109,396
Capital Leases and Other Obligations(c)(d)	866	419
Total Debt	759,718	775,248
Less Current Portion of Long-Term Debt	(201)	(402)
Total Long-Term Debt	$759,517	$774,846
(a)	Includes unamortized debt issuance costs of approximately $1.3 million and $11.9 million as of September 30, 2016 and December 31, 2015, respectively.
(b)	Includes unamortized debt issuance costs of approximately $6.3 million and $2.1 million as of September 30, 2016 and December 31, 2015, respectively.
(c)

Includes unamortized deferred gain on debt exchange of approximately $32.5 million as of September 30, 2016, as a result of debt exchange transactions completed in the three months ending September 30, 2016.

(d)

The Senior Credit Facility requires us to make monthly payments of interest on the outstanding balance of loans made under the agreement. The weighted average interest rate on borrowings under our Senior Credit Facility for the three and nine months ended September 30, 2016, was approximately 4.0 % and 3.7%, respectively. The average interest rate on our capital leases and other obligations for the three and nine months ended September 30, 2016, was approximately 17.4% and 9.8%, respectively.

The following is the principal maturity schedule for debt outstanding as of September 30, 2016:

2016	$100
2017	135
2018	155
2019	131,857
2020	596,316
Thereafter	6,099
Total(a)	$734,662
(a)	Excludes $0.1 million net premium on Senior Notes, $32.5 million of deferred gain on Senior Notes, and $7.6 million of debt issuance costs

8. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Our results of operations and operating cash flows are impacted by changes in market prices for oil, natural gas and NGLs. To mitigate a portion of the exposure to adverse market changes, we enter into oil, natural gas and NGL commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling, we make payments to our counterparties. We do not enter into these arrangements for speculative trading purposes. As of September 30, 2016 and December 31, 2015, our commodity derivative instruments consisted of fixed rate swap contracts, puts, collars, swaptions, deferred put spreads, cap swaps, calls, basis swaps and three-way collars. We did not designate these instruments as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as Gain (Loss) on Derivatives, Net.

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

None of our commodity derivatives are designated for hedge accounting but are, to a degree, an economic offset to our commodity price exposure. We utilize the mark-to-market accounting method to account for these contracts. We recognize all gains and losses related to these contracts in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Expense. We received net cash settlements of $2.1 million and $32.5 million in relation to our commodity derivatives during the three and nine months ended September 30, 2016, respectively, and received net cash settlements of $15.1 million and $39.2 million in relation to our commodity derivatives during the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016, we had over 100.0% of our annualized condensate production hedged through the remainder of 2016, over 90.0% and 65.0% of our annualized natural gas production hedged through the remainder of 2016 and 2017, respectively, and over 50.0% of our annualized NGL production hedged through the remainder of 2016. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future drilling and completion or the natural decline of our natural gas, condensate and NGL production.

Contingent Consideration – Sale of Illinois Basin Operations

In conjunction with the sale of our Illinois Basin operations, we executed a contract with the buyer that would allow us to receive future cash payments from the buyer if index pricing targets as defined in the contract are achieved at specified future dates.  See Note3, Discontinued Operations / Assets Held for Sale, to our Consolidated Financial Statements for additional information regarding the terms of the contract. We have evaluated the contract and concluded that it meets the definition and requirements for accounting treatment as a derivative instrument, as prescribed in ASC 815-10-15-83. We have recorded the contract at its initial fair value of approximately $1.2 million as additional consideration in the calculation of the gain on the sale of the assets. Fair value was determined through application of mathematical models designed to provide fair value estimates utilizing probability measures and the market index measures underlying the contract. The fair value will be adjusted at each future reporting period for the duration of the contract, which concludes June 30, 2019.

Interest Rate Derivatives

We are exposed to interest rate risk on our long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in the market interest rates which are lower than our current fixed rate. Variable rate debt, where the interest rate fluctuates, exposes us to changes in market interest rates, which may increase over time. As of September 30, 2016, and December 31, 2015, we had $131.7 million and $111.5 million outstanding under our Senior Credit Facility, respectively, which is subject to variable rates of interest and $602.1 million of Senior Notes outstanding subject to fixed interest rates. See Note 7, Long-Term Debt, to our Consolidated Financial Statements for additional information on our Senior Credit Facility and Senior Notes.

As of September 30, 2016 and December 31, 2015, we did not have any interest rate derivatives outstanding. We utilize the mark-to-market accounting method to account for interest rate swap and swaptions. We recognize all gains and losses related to interest rate derivatives in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Expense. During the three and nine months ended September 30, 2015, we received cash payments of approximately $0.1 million and $0.9 million, respectively, related to our interest rate swaps and swaptions.

The following table summarizes the location and amounts of gains and losses on our derivative instruments from continuing operations, none of which are designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in Thousands)	2016	2015	2016	2015
Oil	$1,214	$5,599	$(955)	$5,648
Natural Gas	13,540	12,013	238	28,649
NGLs	2,126	10,068	(7,589)	10,441
Refined Products	(14)	(180)	52	(185)
Interest Rate	—	1,149	—	934
Gain (Loss) on Derivatives, Net	$16,866	$28,649	$(8,254)	$45,487

Our derivative instruments are recorded on the balance sheet as either an asset or a liability, in either case measured at fair value. The fair value associated with our derivative instruments was a net liability of approximately $3.8 million and a net asset of approximately $35.8 million at September 30, 2016 and December 31, 2015, respectively.

Our open asset/(liability) financial commodity derivative instrument positions at September 30, 2016 consisted of:

Period	Volume		Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2016 - Collars	60,000	Bbls	$—	$37.50	$49.05	$—	$(149)
2016 - Three-Way Collars	60,000	Bbls	26.50	35.50	44.50	—	(328)
2016 - Cap Swaps	30,000	Bbls	30.00	—	—	44.00	(162)
	150,000	Bbls					$(639)
Natural Gas
2016 - Swaps	4,125,000	Mcf	—	—	—	2.81	$(850)
2016 - Swaptions	300,000	Mcf	—	—	—	3.15	(42)
2016 - Cap Swaps	1,200,000	Mcf	2.59	—	—	3.07	(252)
2016 - Collars	1,360,000	Mcf	—	2.59	2.99	—	(189)
2016 - Three-Way Collars	905,000	Mcf	2.15	2.73	3.42	—	(67)
2016 - Put Spreads	2,555,000	Mcf	2.56	3.32	—	—	341
2016 - Basis Swaps - Dominion South	2,925,000	Mcf	—	—	—	(0.90)	1,248
2017 - Swaps	7,460,000	Mcf	—	—	—	3.09	381
2017 - Swaptions	-	Mcf	—	—	—	—	(350)
2017 - Cap Swaps	3,900,000	Mcf	2.35	—	—	2.81	(1,345)
2017 - Three-Way Collars	17,510,000	Mcf	2.33	3.01	3.87	—	1,253
2017 - Calls	3,000,000	Mcf	—	—	3.64	—	(939)
2017 - Collars	1,400,000	Mcf	—	2.40	3.10	—	(267)
2017 - Basis Swaps - Dominion South	4,550,000	Mcf	—	—	—	(0.83)	380
2017 - Basis Swaps - Texas Gas	14,600,000	Mcf	—	—	—	(0.13)	(602)
2018 - Swaps	960,000	Mcf	—	—	—	3.60	573
2018 - Swaptions	-	Mcf	—	—	—	—	(164)
2018 - Three-Way Collars	8,775,000	Mcf	2.30	2.89	3.58	—	(297)
2018 - Calls	5,810,000	Mcf	—	—	3.97	—	(365)
2018 - Basis Swaps - Dominion South	6,400,000	Mcf	—	—	—	(0.83)	380
2018 - Basis Swaps - Texas Gas	14,600,000	Mcf	—	—	—	(0.13)	(602)
2019 - Basis Swaps - Dominion South	7,300,000	Mcf	—	—	—	(0.83)	380
2020 - Basis Swaps - Dominion South	7,320,000	Mcf	—	—	—	(0.83)	380
	116,955,000	Mcf					$(1,015)
NGLs
2016 - C3+ NGL Swaps	357,000	Bbls	—	—	—	26.22	$(396)
2016 - Ethane Swaps	165,000	Bbls	—	—	—	8.49	(106)
2017 - C3+ NGL Swaps	468,000	Bbls	—	—	—	19.98	(2,455)
2017 - Ethane Swaps	540,000	Bbls	—	—	—	10.13	(319)
	1,530,000	Bbls					$(3,276)
Refined Product (Heating Oil)
2016 - Swaps	3,000	Bbls	$—	$—	$—	$84.00	$(57)
	3,000	Bbls					$(57)

The combined fair value of derivatives, none of which are designated or qualifying as hedges, included in our Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 is summarized below:

	September 30,	December 31,
($ in Thousands)	2016	2015
Short-Term Derivative Assets:
Crude Oil—Collars	$—	$1,078
Crude Oil—Deferred Put Spread	—	852
Crude Oil—Three-Way Collars	—	577
NGL—Swaps	560	10,250
Natural Gas—Swaps	924	9,010
Natural Gas—Cap Swaps	227	1,977
Natural Gas—Basis Swaps	1,532	70
Natural Gas—Three-Way Collars	1,386	6,183
Natural Gas—Collars	—	1,728
Natural Gas—Swaption	46	798
Natural Gas—Call	2	—
Natural Gas—Put Spread	418	1,737
Contingent Consideration - Sale of Illinois Basin	366	—
Total Short-Term Derivative Assets	$5,461	$34,260
Long-Term Derivative Assets:
NGL—Swaps	$33	$344
Natural Gas—Cap Swaps	—	2,294
Natural Gas—Swaps	716	1,593
Natural Gas—Basis Swaps	1,236	195
Natural Gas—Three-Way Collars	582	5,108
Contingent Consideration - Sale of Illinois Basin	800	—
Total Long-Term Derivative Assets	$3,367	$9,534
Total Derivative Assets	$8,828	$43,794
Short-Term Derivative Liabilities:
Crude Oil—Three-Way Collars	(328)	—
Crude Oil—Collars	(149)	—
Crude Oil—Deferred Put Spread	(162)	—
NGL—Swaps	(3,162)	—
Refined Product—Swaps	(57)	(376)
Natural Gas—Three-Way Collars	(531)	(31)
Natural Gas—Collars	(418)	—
Natural Gas—Basis Swaps	(451)	(1,585)
Natural Gas—Put Spread	(77)	—
Natural Gas—Call	(706)	—
Natural Gas—Swaption	(280)	(202)
Natural Gas—Swaps	(1,514)	(292)
Natural Gas—Cap Swaps	(1,459)	—
Total Short - Term Derivative Liabilities	$(9,294)	$(2,486)
Long-Term Derivative Liabilities:
NGL—Swaps	(707)	—
Natural Gas—Swaps	(22)	—
Natural Gas—Swaption	(322)	(297)
Natural Gas—Basis Swaps	(752)	(4,186)
Natural Gas—Collars	(38)	—
Natural Gas—Call	(600)	(989)
Natural Gas—Cap Swaps	(365)	—
Natural Gas—Three-Way Collars	(548)	(84)
Total Long-Term Derivative Liabilities	$(3,354)	$(5,556)
Total Derivative Liabilities	$(12,648)	$(8,042)

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

Our Level 2 fair value measurements are comprised of our derivative contracts, excluding our basis swap derivatives, and are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors, interest rates and discount rates, or can be confirmed from other active markets. The fair values recorded as of September 30, 2016 and December 31, 2015, were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party.

Our Level 3 fair value measurements are comprised of our natural gas basis swap contracts. The fair values recorded as of September 30, 2016 and December 31, 2015, were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party. The significant unobservable input used in the fair value measurement of our natural gas basis swaps was the estimate of future natural gas basis differentials. Significant variations in price differentials could result in a significantly different fair value measurement. The significant unobservable inputs and the range and weighted average of these inputs used in the fair value measurements of our natural gas basis swaps as of September 30, 2016 and December 31, 2015 are included in the table below.

	As of September 30, 2016
	Range (price per Mcf)	Weighted Average (price per Mcf)	Fair Value (in thousands)
Natural Gas Basis Differential Forward Curve - Dominion South	($0.36) - ($1.80)	$(0.82)	$2,768
Natural Gas Basis Differential Forward Curve - Texas Gas	($0.04) - ($0.10)	$(0.08)	$(1,204)

	As of December 31, 2015
	Range (price per Mcf)	Weighted Average (price per Mcf)	Fair Value (in thousands)
Natural Gas Basis Differential Forward Curve - Dominion South	($0.27) - ($1.08)	$(0.74)	$(5,468)
Natural Gas Basis Differential Forward Curve - Texas Gas	($0.05) - ($0.17)	$(0.12)	$(38)

The fair value of our derivative instruments may be different from the settlement value based on company-specific inputs, such as credit ratings, futures markets and forward curves, and readily available buyers and sellers for such assets and liabilities. During the three and nine months ended September 30, 2016 and for the year ended December 31, 2015, there were no transfers into or out of Level 1 or Level 2 measurements. The following table presents the fair value hierarchy table for assets and liabilities measured at fair value:

		Fair Value Measurements at September 30, 2016 Using:
($ in Thousands)	Total Carrying Value as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives	$(3,820)	$—	$(5,384)	$1,564

		Fair Value Measurements at December 31, 2015 Using:
($ in Thousands)	Total Carrying Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives	$35,752	$—	$41,258	$(5,506)

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

The value of our oil derivatives are comprised of three-way collar, call protected swap and deferred put spread contracts for notional barrels of oil at interval New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The fair values attributable to our oil derivatives as of September 30, 2016 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil and (iii) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our gas derivatives are comprised of swap, collars, swaption, three way collar, basis swap, cap swap, call and put spread contracts for notional volumes of gas contracted at NYMEX Henry Hub (“HH”). The fair values attributable to our gas derivative contracts as of September 30, 2016 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our NGL derivatives are comprised of swaps for notional volumes of NGLs contracted at NYMEX Mont Belvieu. The fair values attributable to our NGL derivative contracts as of September 30, 2016 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for Mont Belvieu, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative instruments are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

The table below sets forth a reconciliation of our commodity derivative contracts at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
($ in Thousands)	2016	2015
Beginning Balance of Level 3	$(5,506)	$1,341
Changes in Fair Value	7,249	371
Purchases	—	—
Settlements Paid (Received)	(179)	(3,821)
Ending Balance of Level 3	$1,564	$(2,109)

Changes in fair value on our Level 3 commodity derivative contracts outstanding for the nine months ended September 30, 2016 and 2015, resulted in an increase of approximately $7.2 million and an increase of approximately $0.4 million, respectively. These amounts have been included in Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations.

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

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value in our Consolidated Financial Statements:

	September 30, 2016		December 31, 2015
($ in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes, Net of Issuance Costs and Deferred Gain on Debt Exchanges	$633,322	$169,686	$663,089	$137,402
Secured Line of Credit, Net of Issuance Costs	125,396	125,396	109,396	109,396
Capital Leases and Other Obligations	866	3,677	419	411
Total	$759,584	$298,759	$772,904	$247,209

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

Other Fair Value Measurements

During the nine months ended September 30, 2016, we recorded an other than temporary impairment of $45.3 million related to proved and unproved properties. We utilize quoted futures prices and other observable market data in determining the fair value. The inputs used in determining fair value as a part of the impairment expense calculation are considered to be Level 2 within the fair value hierarchy. For additional information on our impairment expense, see Note 15, Impairment Expense, to our Consolidated Financial Statements.

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

Income tax included in continuing operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2016	2015	2016	2015
Income Tax Benefit	$8,106	$-	$5,785	$-
Effective Tax Rate	33.0%	0.0%	4.5%	0.0%

Management estimates the annual effective income tax rate quarterly, based on current annual forecasted results. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax. The quarterly income tax provision is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of these discrete items. The Company accounts for the tax effects of discontinued operations as a discrete item and therefore recognizes the full tax effects of discontinued operations in the same period that the pretax income or loss from discontinued operations is recognized. As a result of having a full valuation allowance on deferred taxes on the Company’s entire operations, this approach results in a tax benefit being recorded in continuing operations to offset the tax charge on the gain recorded in discontinued operations.

For the nine months ended September 30, 2016, the estimated annual effective tax rate applied to ordinary losses from continuing operations was 5.1% before consideration of discrete items.  The estimated annual effective tax rate differs from the U.S. statutory rate of 35.0% primarily due to the effect of having full valuation allowances recorded against our deferred tax assets coupled with recognizing tax benefits in continuing operations for the effect of taxable income generated by our discontinued operations. To a lesser extent, the annual effective rate is also influenced by alternative minimum tax with no corresponding deferred tax benefit due to the full valuation allowance, and state taxes in certain tax paying jurisdictions.  The Company’s alternative minimum tax expected to be due for 2016 is driven primarily by cancellation of debt income of $543.2 million related to the Senior Note exchanges discussed in Note 7, Long-Term Debt, to our Consolidated Financial Statements. The Company recorded a benefit for income taxes from continuing operations of $5.8 million, or 4.5%, inclusive of certain insignificant discrete items, for federal and state income taxes for the nine months ended September 30, 2016.

For the nine months ended September 30, 2015, the estimated annual effective tax rate applied to ordinary losses from continuing operations was 0.0% due to the recording of full valuations allowances against the tax benefits generated by pretax losses, resulting in recognition of no tax benefit for the period.  The estimated annual effective tax rate differs from the U.S. statutory rate of 35.0% primarily due to the effect of having full valuation allowances recorded against our deferred tax assets.

Income tax payments made during the nine months ended September 30, 2016 and 2015 were negligible.  Tax refunds received during the nine months ended September 30, 2016 were negligible, and refunds of approximately $0.5 million were received during the nine months ended September 30, 2015.

10. CAPITAL STOCK

Common Stock

On May 27, 2016, the Company’s common shareholders approved an increase in the number of authorized shares from 100,000,000 to 200,000,000 common shares.  As of September 30, 2016, we have authorized capital stock of 200,000,000 shares of common stock and 100,000 shares of preferred stock. As of September 30, 2016 and December 31, 2015, shares of common stock issued and outstanding totaled 95,886,983 and 55,741,229, respectively.  During the nine-month period ending September 30, 2016, we issued approximately 8.4 million shares of our common stock in conjunction with the Exchange completed on March 31, 2016, and approximately 22.7 million shares of our common stock in debt-to-equity exchanges with certain holders of our Senior Notes.  See Note 7, Long-Term Debt, to our Consolidated Financial Statements for additional information regarding our debt and equity exchanges.

Preferred Stock

As of September 30, 2016 and December 31, 2015, shares of our 6.0% Convertible Perpetual Preferred Stock, Series A, par value $0.001 per share (“Series A Preferred Stock”) issued and outstanding totaled 4,087 and 16,100, respectively. During the nine months ended September 30, 2016, 12,013 shares of Series A Preferred Stock were converted into approximately 9.0 million shares of common stock pursuant to the terms of the Series A Preferred Stock, and through negotiated exchanges with certain holders of the Series A Preferred Shares. See Note 13, Earnings Per Common Share, to our Consolidated Financial Statements, for additional information regarding the effect of the preferred stock conversions on Net Loss Attributable to Common Shareholders.

The annual dividend on each share of the Series A Preferred Stock is 6.0% per annum on the liquidation preference of $10,000 per share and is payable quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year.

We pay cumulative dividends, when and if declared, in cash, stock or a combination thereof, on a quarterly basis at a rate of $600 per share, or 6.0%, per year. Dividends that are not declared and paid in accordance with the quarterly schedule will accumulate from the most recent date upon which dividends were paid but will not bear interest. In February 2016, we suspended our quarterly dividend payment. No dividend has been declared by our board of directors in 2016. As of September 30, 2016 accumulated dividends in arrears totaled $4.4 million.  While the accumulation does not result in the presentation of a liability on the Consolidated Balance Sheets, the accumulated dividends are added to our Net Loss in the determination of Loss Attributable to Common Shareholders and related loss per share calculations.

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

Stock Options

During the nine-month period ended September 30, 2016, we issued 888,922 options to purchase shares of our common stock to 34 employees.  During the nine-month period ended September 30, 2015, we issued 80,000 options to purchase shares of our common stock to 3 employees.  Stock-based compensation expense from continuing operations relating to stock options outstanding for each of the three and nine months ended September 30, 2016 was $0.1 million and $0.2 million, respectively. Stock-based compensation relating to stock options outstanding for the three and nine month periods ended September 30, 2015 was negligible. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense. There were no stock options exercised for the nine months ended September 30, 2016. There was no tax benefit related to stock option exercises for each of the nine-month periods ended September 30, 2016 and 2015.

A summary of the status of our issued and outstanding stock options as of September 30, 2016 is as follows:

	Outstanding		Exercisable
Exercise Price	Number Outstanding at September 30, 2016	Weighted-Average Exercise Price	Number Exercisable at September 30, 2016	Weighted-Average Exercise Price
$0.97	37,500	$0.97	—	$0.97
$1.69	753,428	$1.69	—	$1.69
$4.05	40,000	$4.05	—	$4.05
$4.90	40,000	$4.90	3,333	$4.90
$5.04	46,041	$5.04	46,041	$5.04
$9.50	75,000	$9.50	75,000	$9.50
$9.99	129,583	$9.99	129,583	$9.99
$10.42	29,548	$10.42	29,548	$10.42
$22.34	30,000	$22.34	30,000	$22.34
	1,181,100	$4.14	313,505	$10.31

The weighted average remaining contractual term for options outstanding at September 30, 2016 was 5.0 years and there was no aggregate intrinsic value. The weighted average remaining contractual term for options exercisable at September 30, 2016 was 1.4 years and there was no aggregate intrinsic value.  As of September 30, 2016, unrecognized compensation expense related to stock options was $0.4 million.

Restricted Stock Awards

During the nine-month period ended September 30, 2016, the Compensation Committee approved the issuance of an aggregate of 567,205 shares of restricted common stock to 51 employees. During the nine-month period ended September 30, 2015, the Compensation Committee approved the issuance of an aggregate of 1,361,497 shares of restricted stock to 127 employees, one director and one non-employee contractor. Certain of our outstanding restricted stock awards granted in 2015 are subject to market-based vesting through a calculation of total shareholder return (“TSR”) of our common stock relative to a pre-defined peer group over a three-year period.

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

Compensation expense from restricted stock awards associated with our continuing operations totaled $0.9 million and $1.8 million for the three and nine-month periods ended September 30, 2016, respectively, and negligible and $4.4 million for the three and nine-month periods ended September 30, 2015, respectively. During the first quarter of 2016, 235,573 performance stock awards were forfeited due to not meeting specified targets, which resulted in a one-time reduction to expense of approximately $1.5 million. During the first quarter of 2015, the board of directors approved a waiver to certain performance factors for restricted stock awards that vested in March 2015. This waiver resulted in the vesting of 189,872 restricted stock awards with associated expense of approximately $2.5 million. As of September 30, 2016, total unrecognized compensation cost related to restricted common stock grants was approximately $2.0 million, which will be recognized over a weighted average period of 1.2 years.

A summary of the restricted stock activity for the nine months ended September 30, 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards, as of December 31, 2015	2,479,408	$6.27
Awards	567,205	1.40
Forfeitures	(591,437)	6.78
Vested	(743,487)	5.33
Restricted stock awards, as of September 30, 2016	1,711,689	$4.89

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

In June 2015, the trial court conducted a hearing on plaintiff’s motion for certification of a class in the Cardinale case.  In July 2015, the trial court denied plaintiffs’ motion for class certification.  Plaintiffs appealed the denial of class certification in September 2015.  In June 2016, we and the plaintiffs each presented our arguments on the appeal before a three-judge panel of the Pennsylvania Superior Court.  To date, the court has not ruled on the appeal.  We expect to receive the court’s ruling on the appeal in the fourth quarter of 2016.

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

In 2010, the EPA, DOJ and Illinois EPA approved revisions we proposed to a Directed Inspection and Maintenance Plan, which had been previously implemented by us pursuant to the terms of the consent decree. In 2014, in consultation with the EPA, DOJ and Illinois EPA, we implemented additional measures under the Directed Inspection and Maintenance Plan to reflect changes in hydrogen sulfide control monitoring and procedures. The consent decree required us to submit quarterly reports and to annually reassess the Directed Inspection and Maintenance Plan.  There were no material changes to the Directed Inspection and Maintenance Plan in 2015 or through September 30, 2016, and we were compliant with all reporting requirements for those periods.

In August 2016, we sold all of our assets in the Illinois Basin to Campbell (see Note 3 Discontinued Operations/Assets Held for Sale), including all assets that were subject to and covered under the consent decree.  We notified the EPA, DOJ and Illinois EPA of the transaction as required by the consent decree and prepared and submitted all necessary reports for the three month-period ending September 30, 2016. As the consent decree relates specifically to a subset of the assets included in the sale of the Illinois Basin assets, all future responsibility for compliance with the terms of the consent decree transferred to the new owner upon closing of the sale transaction.

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

We manage our exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. As of September 30, 2016, we know of no significant probable or possible environmental contingent liabilities.

Letters of Credit

As of September 30, 2016, we have posted $42.9 million in various letters of credit to secure our drilling and related operations.

Lease Commitments

As of September 30, 2016, we have lease commitments for various real estate leases. Rent expense is recognized on a straight-line basis and has been recorded in General and Administrative expense on our Consolidated Statements of Operations. Rent expense for the three and nine months ended September 30, 2016, was approximately $0.3 million and $0.9 million, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2015, respectively. Lease commitments by year for each of the next five years are presented in the table below:

($ in Thousands)
2016	$251
2017	997
2018	565
2019	563
2020	422
Thereafter	—
Total	$2,798

Capacity Reservation

We have a capacity reservation arrangement with a subsidiary of MarkWest Energy Partners, L.P. (“MarkWest”) to ensure sufficient capacity at the cryogenic gas processing plants owned by MarkWest in Butler County, Pennsylvania to process our produced natural gas. In the event that we do not utilize the plants to process quantities of gas sufficient to meet specified volume commitments, we may be obligated to pay approximately $3.8 million in 2016, $16.7 million in 2017, $16.7 million in 2018, $16.7 million in 2019, $16.7 million in 2020 and $98.6 million thereafter, assuming our average net revenue interest in the region of approximately 53%. Charges incurred for unutilized processing capacity with MarkWest during the three and nine-month periods ended September 30, 2016 were $0.8 million and $2.2 million, respectively, and negligible and $0.4 million for the three and nine-month periods ended September 30, 2015, respectively.

Operational Commitments

We have contracted drilling rig services on one rig to support our Appalachian Basin operations. The minimum cost to retain this rig would require gross payments of approximately $0.6 million in 2016, $2.3 million in 2017 and $0.5 million in 2018, which would be partially offset by other working interest owners, which vary from well to well. During the first quarter of 2015, we terminated two rig contracts earlier than their original term. To satisfy the early release, we incurred approximately $4.8 million in early termination fees, which were classified as Other Operating Expense in our Consolidated Statement of Operations as of September 30, 2015. Approximately $2.3 million of this amount was paid in January 2015 and $2.5 million in January 2016. We also have agreements for contracted completion services in the Appalachian Basin. The minimum gross cost to retain the completion services is approximately $0.4 million in 2016, which would be partially offset by other working interest owners, which vary from well to well.

Natural Gas Gathering, Processing and Sales Agreements

During the normal course of business, we have entered into certain agreements to ensure the gathering, transportation, processing and sales of specified quantities of our natural gas, NGLs and condensate. In some instances, we are obligated to pay shortfall fees, whereby we would pay a fee for any difference between actual volumes provided as compared to volumes that have been committed. In other instances, we are obligated to pay a fee on all volumes that are subject to the related agreement. In connection with our entry into certain of these agreements, we concurrently entered into a guaranty whereby we have guaranteed the payment of obligations under the specified agreements up to a maximum of $408.2 million through 2029.

For the three and nine months ended September 30, 2016 and 2015, we incurred expenses related to the transportation, processing and marketing of our natural gas, condensate and NGLs of approximately $22.9 million and $66.2 million in 2016, respectively, and $20.9 million and $60.3 million in 2015, respectively.  Expense related to these agreements makes up a substantial portion of our Lease Operating Expense, which we expect to continue as existing agreements commence and new transportation, processing and marketing agreements are entered that will enable us to sell our product. During the three and nine months ended September 30, 2016 and 2015, we incurred approximately $0.7 million and $1.7 million in 2016, respectively, and $0.7 million and $2.8 million in 2015, respectively, in fees related to unutilized capacity commitments. The unutilized commitment fees are related to undeveloped properties that we acquired during 2014. Minimum net obligations under these sales, gathering and transportation agreements for the next five years are as follows:

($ in Thousands)
2016	$8,994
2017	43,929
2018	47,398
2019	48,447
2020	47,142
Thereafter	533,582
Total	$729,492

During the three and nine months ended September 30, 2016, we recorded a liability of approximately $8.3 million for our future obligations stipulated in a firm transportation contract related to an area west of our core assets in Butler County, Pennsylvania.  During the third quarter of 2016, we elected to cease all future development activities in the area associated with the contract. The liability recorded represents the present value of our full obligation under the contract, resulting in expense of approximately $8.3 million to Other Operating Expense in our Consolidated Statement of Operations.

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

All fees owed are due on April 1 of each year. For the three and nine months ended September 30, 2016 and 2015, we recorded expense of approximately $0.8 million and $2.1 million in 2016, respectively, and $0.8 million and $2.3 million in 2015, respectively. We record expenses related to the impact fees as Production and Lease Operating Expense. As of September 30, 2016, approximately $2.1 million was accrued for 2016 impact fees.

13. EARNINGS PER COMMON SHARE

Basic income (loss) per common share is calculated based on the weighted average number of common shares outstanding at the end of the period, excluding restricted stock with performance-based and market-based vesting criteria. Diluted income per common share includes the speculative exercise of stock options and performance-based restricted stock which contain conditions that are not earnings or market-based, given that the hypothetical effect is not anti-dilutive. For each of the three and nine months ended September 30, 2016 and 2015, we excluded stock options to purchase 1.2 million shares and 0.5 million shares of our common stock, respectively, due to our Net Loss from Continuing Operations. For the three and nine months ended September 30, 2016, we excluded performance-based restricted stock of 0.7 million shares and 0.6 million shares, respectively, due to performance metrics that have not yet been attained. For the three and nine months ended September 30, 2015, we excluded performance-based restricted stock of 1.1 million shares due to performance metrics that have not yet been attained (for additional information on our non-cash compensation plans, see Note 11, Employee Benefit and Equity Plans, to our Consolidated Financial Statements). We utilize the if-converted method for calculating the impact of our 6.0% Convertible Perpetual Preferred Stock on diluted earnings per share. Under the if-converted method, convertible preferred stock is assumed as converted to common shares for the weighted average period outstanding. For each of the three and nine-month periods ended September 30, 2016 and September 30, 2015, we excluded the assumed conversion of preferred stock equating to approximately 2.3 million shares and 8.9 million shares, respectively, due to our Net Loss from Continuing Operations. We included in Net Income (Loss) Attributable to Common Shareholders the effect of the preferred share to common share conversions completed during the three and nine months ended September 30, 2016. The conversions completed during these periods resulted in an increase in Net Income (decrease in Net Loss) Attributable to Common Shareholders of approximately $72.3 million, representing the carrying value of the preferred shares converted in excess of the fair value of the common shares issued in the conversions. The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2016	2015	2016	2015
Net Loss From Continuing Operations	$(16,477)	$(88,891)	$(122,040)	$(255,226)
Net Income (Loss) From Discontinued Operations, Less Noncontrolling Interests	21,892	(5,784)	12,719	(10,015)
Less: Preferred Stock Dividends	(613)	(2,415)	(4,441)	(7,245)
Effect of Preferred Stock Conversions	—	—	72,316	—
Net Income (Loss) Attributable to Common Shareholders	$4,802	$(97,090)	$(41,446)	$(272,486)
Denominator:
Weighted Average Common Shares Outstanding - Basic	90,803	53,936	73,098	53,748
Effect of Dilutive Securities:
Employee Stock Options	—	—	—	—
Employee Performance-Based Restricted Stock Awards	—	—	—	—
Effect of Assumed Conversions of Preferred Stock	—	—	—	—
Weighted Average Common Shares Outstanding - Diluted	90,803	53,936	73,098	53,748
Earnings per Common Share Attributable to Rex Energy Common Shareholders:
Basic — Net Loss From Continuing Operations	$(0.19)	$(1.69)	$(0.74)	$(4.88)
— Net Income (Loss) From Discontinued Operations	0.24	(0.11)	0.17	(0.19)
— Net Income (Loss) Attributable to Rex Energy Common Shareholders	$0.05	$(1.80)	$(0.57)	$(5.07)
Diluted — Net Loss From Continuing Operations	$(0.19)	$(1.69)	$(0.74)	$(4.88)
— Net Income (Loss) From Discontinued Operations	0.24	(0.11)	0.17	(0.19)
— Net Income (Loss) Attributable to Rex Energy Common Shareholders	$0.05	$(1.80)	$(0.57)	$(5.07)

14. EQUITY METHOD INVESTMENTS

RW Gathering, LLC

We own a 40% non-operated interest in RW Gathering, LLC (“RW Gathering”), which owns gas-gathering assets to facilitate development in our natural gas operations. During the second quarter of 2015 we incurred a 100% impairment charge of $17.5 million related to RW Gathering. We did not make any capital contributions to RW Gathering during the first nine months of 2016 and 2015.  RW Gathering recorded net losses from continuing operations of $0.5 million and $1.5 million during the three and nine-month periods ended September 30, 2016, respectively, as compared to losses of $0.5 million and $1.5 million for the comparable periods in 2015. The losses incurred were due to insurance fees, bank fees, rent expenses and depreciation expense. Historically, we recorded our share of the net losses on the Statements of Operations as Loss on Equity Method Investments. As of June 30, 2015, we discontinued applying the equity method of accounting for our share of net losses due to our investment being reduced to zero.

During the three and nine-month periods ended September 30, 2016 we incurred approximately $0.2 million and $0.5 million, respectively, as compared to $0.2 million and $0.5 million for the three and nine-month periods ended September 30, 2015, respectively, in compression expenses that were charged to us from Williams Production Appalachia, LLC. These costs are in relation to compression costs incurred by RW Gathering and are recorded as Production and Lease Operating Expense on our Consolidated Statement of Operations. As of September 30, 2016 and December 31, 2015, there were no receivables or payables due between RW Gathering and us.

15. IMPAIRMENT EXPENSE

For the three and nine months ended September 30, 2016, impairment expenses incurred were approximately $9.6 million and $45.3 million, respectively, and impairment expenses incurred for the three and nine-month periods ended September 30, 2015 were approximately $85.2 million and $209.9 million, respectively. We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment. The expense incurred during the first nine months of 2016 included approximately $42.1 million of undeveloped leases that expired or are expected to expire without being developed, the majority of which are in Butler County, Pennsylvania, and Warrior North in Ohio.  Impairments of proved properties in our Butler County operations totaled approximately $1.1 million during the first nine months of 2016. The impairments were identified through an analysis of market conditions and future development plans that were in existence as of each period end, related to these properties, which indicated that the carrying value of the assets was not recoverable. The analysis included an evaluation of estimated future cash flows with consideration given to market prices for similar assets and future development plans.  Our estimates of future cash flows attributable to our oil and gas properties could decline if commodity prices decline, which may result in our incurrence of additional impairment expense. As of September 30, 2016, we continued to carry the costs of undeveloped properties of approximately $223.8 million on our Consolidated Balance Sheet, which is primarily related to the Marcellus and Utica Shale and for which we have development, trade or lease extension plans.

The expense incurred during the first nine months of 2015 included proved properties of approximately $153.9 million attributable to unconventional assets in the Appalachian Basin. In addition to the proved properties, we also incurred approximately $38.5 million in impairment related to unproved properties, the majority of which were located in our non-operated dry gas regions of Clearfield and Westmoreland Counties, Pennsylvania, and $17.5 million related to our equity method investment in RW Gathering. The remaining 2015 impairments were primarily related to acreage expirations and pipelines in non-core areas.

16. EXPLORATION EXPENSE

For the three and nine months ended September 30, 2016, we incurred approximately $0.2 million and $2.0 million, respectively, in exploration expenses as compared to $0.6 million and $1.8 million in exploration expenses for the same periods in 2015, respectively.   Approximately $1.0 million of the expense incurred in 2016 was due to geological and geophysical type expenditures and the remaining $1.0 million was due to costs associated with exploratory wells that were abandoned at various stages resulting in dry hole expense and delay rentals. Approximately $0.6 million of the expense incurred in 2015 was due to geological and geophysical type expenditures.  An additional $1.0 million of expense was incurred through the payment of delay rentals, and the remaining 2015 expense of $0.2 million was due to costs associated with exploratory wells that were abandoned at various stages resulting in dry hole expense.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2016, we had an aggregate of $602.1 million of outstanding Senior Notes, as shown in Note 7, Long-Term Debt, to our Consolidated Financial Statements. The Senior Notes are guaranteed by certain of our wholly-owned subsidiaries, or guarantor subsidiaries. Unless otherwise noted below, each of the following guarantor subsidiaries are wholly-owned by Rex Energy Corporation and have provided guarantees of the Senior Notes that are joint and several and full and unconditional as of September 30, 2016:

•	Rex Energy I, LLC
•	Rex Energy Operating Corporation
•	Rex Energy IV, LLC
•	PennTex Resources Illinois, Inc.
•	R.E. Gas Development, LLC

The non-guarantor subsidiaries include certain consolidated subsidiaries, including R.E. Disposal, LLC, Rex Energy Marketing, LLC and R.E. Ventures Holdings, LLC. We derive much of our business through and derive much of our income through our subsidiaries. Therefore, our ability to make required payments with respect to indebtedness and other obligations depends on the financial results and condition of our subsidiaries and our ability to receive funds from our subsidiaries. As of September 30, 2016, there were no restrictions on the ability of any of the guarantor subsidiaries to transfer funds to us. There may be restrictions for certain non-guarantor subsidiaries.

The following financial statements present condensed consolidating financial data for (i) Rex Energy Corporation, the issuer of the notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes, and (iv) eliminations necessary to arrive at our consolidated financial statements, which include condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, the condensed consolidating statements of operations for each of the three and nine-month periods ended September 30, 2016 and 2015, and the condensed consolidating statements of cash flows for each of the nine-month periods ended September 30, 2016 and 2015.

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF SEPTEMBER 30, 2016

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
ASSETS
Current Assets
Cash and Cash Equivalents	$2,521	$—	$3	$—	$2,524
Accounts Receivable	14,902	—	6,753	—	21,655
Taxes Receivable	—	—	211	—	211
Short-Term Derivative Instruments	5,095	—	366	—	5,461
Inventory, Prepaid Expenses and Other	1,041	—	38	—	1,079
Assets Held for Sale	—	—	—	—	—
Total Current Assets	23,559	—	7,371	—	30,930
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	1,020,993	—	—	—	1,020,993
Unevaluated Oil and Gas Properties	223,791	—	—	—	223,791
Other Property and Equipment	21,449	—	—	—	21,449
Wells and Facilities in Progress	66,614	—	—	—	66,614
Pipelines	15,186	—	—	—	15,186
Total Property and Equipment	1,348,033	—	—	—	1,348,033
Less: Accumulated Depreciation, Depletion and Amortization	(459,549)	—	—	—	(459,549)
Net Property and Equipment	888,484	—	—	—	888,484
Other Assets	2,492	—	—	—	2,492
Intercompany Receivables	—	—	1,051,712	(1,051,712)	—
Investment in Subsidiaries – Net	(2,388)	—	(127,974)	130,362	—
Long-Term Derivative Instruments	2,567	—	800	—	3,367
Total Assets	$914,714	$—	$931,909	$(921,350)	$925,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$29,464	$—	$—	$—	$29,464
Current Maturities of Long-Term Debt	201	—	—	—	201
Accrued Liabilities	23,405	421	5,793	—	29,619
Short-Term Derivative Instruments	9,294	—	—	—	9,294
Liabilities Related to Assets Held for Sale	631	—	—	—	631
Total Current Liabilities	62,995	421	5,793	—	69,209
Long-Term Derivative Instruments	3,354	—	—	—	3,354
Senior Secured Line of Credit and Other Long-Term Debt, Net of Issuance Costs	666	—	125,395	—	126,061
Senior Notes, Net of Issuance Costs	—	—	633,322	—	633,322
Premium on Senior Notes – Net	—	—	134	—	134
Other Deposits and Liabilities	9,617	—	—	—	9,617
Future Abandonment Cost	7,438	—	—	—	7,438
Intercompany Payables	1,048,032	3,680	—	(1,051,712)	—
Total Liabilities	1,132,102	4,101	764,644	(1,051,712)	849,135
Stockholders’ Equity
Preferred Stock	—	—	1	—	1
Common Stock	—	—	94	—	94
Additional Paid-In Capital	177,144	—	649,103	(177,144)	649,103
Accumulated Earnings (Deficit)	(394,532)	(4,101)	(481,933)	307,506	(573,060)
Total Stockholders’ Equity	(217,388)	(4,101)	167,265	130,362	76,138
Total Liabilities and Stockholders’ Equity	$914,714	$—	$931,909	$(921,350)	$925,273

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Natural Gas, Condensate and NGL Sales	$34,034	$—	$—	$—	$34,034
Other Revenue	5	—	—	—	5
TOTAL OPERATING REVENUE	34,039	—	—	—	34,039
OPERATING EXPENSES
Production and Lease Operating Expense	26,333	—	—	—	26,333
General and Administrative Expense	4,114	—	1,002	—	5,116
Loss on Disposal of Assets	10	—	—	—	10
Impairment Expense	9,563	—	—	—	9,563
Exploration Expense	216	—	—	—	216
Depreciation, Depletion, Amortization and Accretion	15,109	—	—	—	15,109
Other Operating Expense	9,899	—	—	—	9,899
TOTAL OPERATING EXPENSES	65,244	—	1,002	—	66,246
LOSS FROM OPERATIONS	(31,205)	—	(1,002)	—	(32,207)
OTHER INCOME (EXPENSE)
Interest Expense	(305)	—	(9,341)	—	(9,646)
Gain on Derivatives, Net	16,866	—	—	—	16,866
Other Income	16	—	—	—	16
Debt Exchange Expense	—	—	(35)	—	(35)
Gain on Extinguishment of Debt	—	—	423	—	423
Income From Equity in Consolidated Subsidiaries	—	—	12,087	(12,087)	—
TOTAL OTHER INCOME (EXPENSE)	16,577	—	3,134	(12,087)	7,624
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(14,628)	—	2,132	(12,087)	(24,583)
Income Tax Expense	4,823	—	3,283	—	8,106
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,805)	—	5,415	(12,087)	(16,477)
Income From Discontinued Operations, Net of Income Taxes	21,892	—	—	—	21,892
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	12,087	—	5,415	(12,087)	5,415
Preferred Stock Dividends	—	—	(613)	—	(613)
Effect of Preferred Stock Conversions	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$12,087	$—	$4,802	$(12,087)	$4,802

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Natural Gas, Condensate and NGL Sales	$90,978	$—	$—	$—	$90,978
Other Revenue	12	—	—	—	12
TOTAL OPERATING REVENUE	90,990	—	—	—	90,990
OPERATING EXPENSES
Production and Lease Operating Expense	76,004	1	—	—	76,005
General and Administrative Expense	13,193	—	2,044	—	15,237
Gain on Disposal of Assets	(4,285)	—	—	—	(4,285)
Impairment Expense	45,344	—	—	—	45,344
Exploration Expense	1,953	1	—	—	1,954
Depreciation, Depletion, Amortization and Accretion	46,358	13	—	—	46,371
Other Operating Expense	10,930	—	—	—	10,930
TOTAL OPERATING EXPENSES	189,497	15	2,044	—	191,556
LOSS FROM OPERATIONS	(98,507)	(15)	(2,044)	—	(100,566)
OTHER INCOME (EXPENSE)
Interest Expense	(844)	—	(33,271)	—	(34,115)
Loss on Derivatives, Net	(8,254)	—	—	—	(8,254)
Other Income	28	—	—	—	28
Debt Exchange Expense	—	—	(9,048)	—	(9,048)
Gain on Extinguishment of Debt	—	—	24,130	—	24,130
Income (Loss) From Equity in Consolidated Subsidiaries	79	(79)	(90,008)	90,008	—
TOTAL OTHER INCOME (EXPENSE)	(8,991)	(79)	(108,197)	90,008	(27,259)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(107,498)	(94)	(110,241)	90,008	(127,825)
Income Tax Benefit	4,865	—	920	—	5,785
INCOME (LOSS) FROM CONTINUING OPERATIONS	(102,633)	(94)	(109,321)	90,008	(122,040)
Income (Loss) From Discontinued Operations, Net of Income Tax	12,786	(67)	—	—	12,719
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(89,847)	$(161)	$(109,321)	$90,008	$(109,321)
Preferred Stock Dividends	—	—	(4,441)	—	(4,441)
Effect of Preferred Stock Conversions	—	—	72,316	—	72,316
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(89,847)	$(161)	$(41,446)	$90,008	$(41,446)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2016

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(89,847)	$(161)	$(109,321)	$90,008	$(109,321)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Non-Cash Expenses (Income)	(170)	—	17,313	—	17,143
Depreciation, Depletion, Amortization and Accretion	51,456	15	—	—	51,471
Loss on Derivatives	8,254	—	—	—	8,254
Cash Settlements of Derivatives	32,485	—	—	—	32,485
Dry Hole Expense	848	24	—	—	872
Gain (Loss) on Disposal of Assets	(34,837)	17	—	—	(34,820)
Gain on Extinguishment Debt	—	—	(24,213)	—	(24,213)
Impairment Expense	48,887	—	48,887	(48,887)	48,887
Changes in operating assets and liabilities
Accounts Receivable	(21,121)	(346)	18,887	—	(2,580)
Inventory, Prepaid Expenses and Other Assets	2,387	—	(13)	—	2,374
Accounts Payable and Accrued Liabilities	(3,156)	—	(4,625)	—	(7,781)
Other Assets and Liabilities	(1,219)	(25)	—	—	(1,244)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,033)	(476)	(53,085)	41,121	(18,473)
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany loans to subsidiaries	3,060	121	37,940	(41,121)	—
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	40,347	462	—	—	40,809
Proceeds from Joint Venture	19,461	—	—	—	19,461
Acquisitions of Undeveloped Acreage	(6,261)	(41)	—	—	(6,302)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(48,601)	(39)	—	—	(48,640)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,006	503	37,940	(41,121)	5,328
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	—	55,400	—	55,400
Repayments of Long-Term Debt and Lines of Credit	—	—	(35,230)	—	(35,230)
Repayments of Loans and Other Long-Term Debt	(541)	(27)	—	—	(568)
Debt Issuance Costs	—	—	(5,024)	—	(5,024)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(541)	(27)	15,146	—	14,578
NET INCREASE IN CASH	1,432	—	1	—	1,433
CASH – BEGINNING	1,089	—	2	—	1,091
CASH - ENDING	$2,521	$—	$3	$—	$2,524

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

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Natural Gas, Condensate and NGL Sales	$29,648	$—	$—	$—	$29,648
Other Revenue	8	—	—	—	8
TOTAL OPERATING REVENUE	29,656	—	—	—	29,656
OPERATING EXPENSES
Production and Lease Operating Expense	24,259	—	—	—	24,259
General and Administrative Expense	4,577	—	(70)	—	4,507
Gain on Disposal of Assets	(224)	—	—	—	(224)
Impairment Expense	86,223	—	—	(1,030)	85,193
Exploration Expense	580	—	—	—	580
Depreciation, Depletion, Amortization and Accretion	21,105	—	—	(273)	20,832
Other Operating Income	190	—	—	—	190
TOTAL OPERATING EXPENSES	136,710	—	(70)	(1,303)	135,337
INCOME (LOSS) FROM OPERATIONS	(107,054)	—	70	1,303	(105,681)
OTHER INCOME (EXPENSE)
Interest Expense	(51)	—	(11,833)	—	(11,884)
Gain on Derivatives, Net	27,499	—	1,150	—	28,649
Other Income	25	—	—	—	25
Income (Loss) From Equity in Consolidated Subsidiaries	(1,063)	1,063	(86,517)	86,517	—
TOTAL OTHER INCOME (EXPENSE)	26,410	1,063	(97,200)	86,517	16,790
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(80,644)	1,063	(97,130)	87,820	(88,891)
Income Tax (Expense) Benefit	(2,453)	—	2,453	—	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(83,097)	1,063	(94,677)	87,820	(88,891)
Income (Loss) From Discontinued Operations, Net of Income Tax	(39,340)	33,495	—	60	(5,785)
Net Income (Loss)	(122,437)	34,558	(94,677)	87,880	(94,676)
Net Income Attributable to Noncontrolling Interests of Discontinued Operations	—	(1)	—	—	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(122,437)	$34,559	$(94,677)	$87,880	$(94,675)
Preferred Stock Dividends	—	—	(2,415)	—	(2,415)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(122,437)	$34,559	$(97,092)	$87,880	$(97,090)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Natural Gas, Condensate and NGL Sales	$111,344	$—	$—	$—	$111,344
Other Revenue	30	—	—	—	30
TOTAL OPERATING REVENUE	111,374	—	—	—	111,374
OPERATING EXPENSES
Production and Lease Operating Expense	71,646	—	—	—	71,646
General and Administrative Expense	15,378	—	4,875	—	20,253
Gain on Disposal of Assets	(533)	—	—	—	(533)
Impairment Expense	210,910	—	—	(1,030)	209,880
Exploration Expense	1,779	—	—	(5)	1,774
Depreciation, Depletion, Amortization and Accretion	68,141	—	—	(772)	67,369
Other Operating Expense	5,328	—	—	—	5,328
TOTAL OPERATING EXPENSES	372,649	—	4,875	(1,807)	375,717
INCOME (LOSS) FROM OPERATIONS	(261,275)	—	(4,875)	1,807	(264,343)
OTHER INCOME (EXPENSE)
Interest Expense	(175)	—	(35,902)	—	(36,077)
Gain on Derivatives, Net	44,553	—	934	—	45,487
Other Income	118	—	—	—	118
Loss From Equity Method Investments	(411)	—	—	—	(411)
Income (Loss) From Equity in Consolidated Subsidiaries	(1,083)	1,083	(227,955)	227,955	—
TOTAL OTHER INCOME (EXPENSE)	43,002	1,083	(262,923)	227,955	9,117
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(218,273)	1,083	(267,798)	229,762	(255,226)
Income Tax (Expense) Benefit	(2,557)	—	2,557	—	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(220,830)	1,083	(265,241)	229,762	(255,226)
Income (Loss) From Discontinued Operations, Net of Income Tax	(44,836)	38,258	—	(1,192)	(7,770)
NET INCOME (LOSS)	(265,666)	39,341	(265,241)	228,570	(262,996)
Net Income Attributable to Noncontrolling Interests of Discontinued Operations	—	2,245	—	—	2,245
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$(265,666)	$37,096	$(265,241)	$228,570	$(265,241)
Preferred Stock Dividends	—	—	(7,245)	—	(7,245)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(265,666)	$37,096	$(272,486)	$228,570	$(272,486)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2015

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(265,666)	$39,341	$(265,241)	$228,570	$(262,996)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Loss From Equity Method Investments	411	—	—	—	411
Non-Cash Expenses (Income)	(120)	(334)	6,145	—	5,691
Depreciation, Depletion, Amortization and Accretion	83,427	3,205	—	(3,766)	82,866
Loss on Derivatives	(44,553)	—	(934)	—	(45,487)
Cash Settlements of Derivatives	39,168	—	934	—	40,102
Dry Hole Expense	199	275	—	(6)	468
Gain on Disposal of Assets	(465)	(44)	—	—	(509)
Gain on Sale of Water Solutions	—	—	(57,014)	—	(57,014)
Impairment Expense	264,693	1,014	—	(1,030)	264,677
Changes in operating assets and liabilities
Accounts Receivable	14,602	(478)	429	(2,538)	12,015
Inventory, Prepaid Expenses and Other Assets	1,342	(142)	(108)	—	1,092
Accounts Payable and Accrued Liabilities	(27,935)	(4,816)	4,110	2,538	(26,103)
Other Assets and Liabilities	(1,748)	(73)	27	—	(1,794)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	63,355	37,948	(311,652)	223,768	13,419
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany loans to subsidiaries	79,071	(38,532)	184,393	(224,932)	—
Proceeds from Joint Venture Acreage Management	54	—	—	—	54
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	9,557	559	66,135	—	76,251
Proceeds from Joint Venture	16,611	—	—	—	16,611
Acquisitions of Undeveloped Acreage	(26,232)	(279)	—	—	(26,511)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(156,432)	(7,939)	—	1,164	(163,207)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(77,371)	(46,191)	250,528	(223,768)	(96,802)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	35,813	151,000	—	186,813
Repayments of Long-Term Debt and Lines of Credit	—	(26,335)	(82,000)	—	(108,335)
Repayments of Loans and Other Long-Term Debt	(817)	(520)	—	—	(1,337)
Debt Issuance Costs	—	(3)	(626)	—	(629)
Dividends Paid	—	—	(7,245)	—	(7,245)
Distributions by the Partners of Consolidated Subsidiaries	—	(830)	—	—	(830)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(817)	8,125	61,129	—	68,437
NET INCREASE (DECREASE) IN CASH	(14,833)	(118)	5	—	(14,946)
CASH – BEGINNING	17,978	118	—	—	18,096
CASH - ENDING	$3,145	$—	$5	$—	$3,150

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

However, a prolonged period of depressed commodity prices could have a significant impact on the value and volumetric quantities of our proved reserves, and may result in write-downs of the carrying values of our oil and natural gas properties and revisions to our capital budget or development program. We discuss these matters in further detail under, among other places, “Commodity Prices,” “Impairment Expense,” “Capital Resources and Liquidity,” and “Volatility of Oil, NGL and Natural Gas Prices” below as well as in Note 15, “Impairment Expense”, to our Consolidated Financial Statements.

We have historically divided our operations into two principal business segments, exploration and production (“E&P”) and field services. In June 2016, we entered into a purchase and sale agreement to divest all Illinois Basin components of our E&P operations.  As of June 14, 2016, the Illinois Basin assets became classified as “Held for Sale” and our assets and operations of the Illinois Basin are reported as Discontinued Operations. Closing occurred on August 18, 2016, with an effective date for the transaction of July 1, 2016 in exchange for approximately $40.5 million in proceeds. During the third quarter of 2015, we sold Water Solutions Holdings, LLC (“Water Solutions”) and its related subsidiaries, which accounted for the majority of our field services segment. The sale of Water Solutions closed in July 2015, and we received approximately $66.8 million in proceeds for our 60% interest, net of customary selling expenses. The assets and operating results of Water Solutions are reported as Discontinued Operations. Unless otherwise noted, information presented in management’s discussion and analysis are for continuing operations.

2016 Activity

During the three and nine months ended September 30, 2016, we produced 18,194 MMcfe and 53,561 MMcfe, respectively. Overall, our production for the three and nine months ended September 30, 2016 averaged 198 MMcfe per day and 195 MMcfe per day, respectively. As of September 30, 2016, we had nine gross (3.2 net) wells drilled and awaiting completion and four gross (2.0 net) wells resting or awaiting pipeline connection. Our drilling and completion activity for the period indicated is set forth in the table below.

Three and Nine Months Ended September 30, 2016 and 2015

Three Months Ended September 30, 2016
Wells Drilled		Wells Completed		Wells Placed In Service
Gross	Net	Gross	Net	Gross	Net
4.0	1.4	3.0	1.8	4.0	2.1

Three Months Ended September 30, 2015
Wells Drilled		Wells Completed		Wells Placed In Service
Gross	Net	Gross	Net	Gross	Net
10.0	6.9	11.0	5.6	9.0	3.8

Nine Months Ended September 30, 2016
Wells Drilled		Wells Completed		Wells Placed In Service
Gross	Net	Gross	Net	Gross	Net
14.0	5.6	12.0	6.2	23.0	11.2

Nine Months Ended September 30, 2015
Wells Drilled		Wells Completed		Wells Placed In Service
Gross	Net	Gross	Net	Gross	Net
28.0	18.1	26.0	12.7	26.0	13.4

Commodity Prices

Our development plans are sensitive to current and projected commodity prices which have been and are expected to continue to be volatile. Our realized price, before derivative settlements, for natural gas during the three and nine months ended September 30, 2016, averaged approximately $1.54 per Mcf and $1.44 per Mcf, respectively, as compared to $1.74 per Mcf and $1.99 per Mcf for the same periods in 2015, respectively. Our realized price, before derivative settlements, for condensate during the three and nine months ended September 30, 2016, averaged approximately $38.82 per barrel and $34.72 per barrel, respectively, as compared to $32.99 per barrel and $35.45 per barrel for the same periods in 2015. Our realized price, before derivative settlements, for C3+ NGLs during the three and nine months ended September 30, 2016, averaged approximately $16.48 per barrel and $14.74 per barrel, respectively, as compared to $10.17 per barrel and $15.83 per barrel for the same periods in 2015. Our realized price, before derivative settlements, for ethane during the three and nine months ended September 30, 2016, averaged approximately $7.99 per barrel and $7.28 per barrel, respectively, as compared to $7.22 per barrel and $6.82 per barrel for the same periods in 2015.

For the three and nine months ended September 30, 2016, we recorded impairment expense of approximately $9.6 million and $45.3 million, respectively. Further decreases in commodity prices will decrease our natural gas, condensate and NGL revenues and could reduce the amount of natural gas, condensate and NGL reserves that we can economically produce. A prolonged period of depressed commodity prices or further declines in projected future commodity prices could require additional write-downs of the carrying values of our properties.

Because we follow the successful efforts method of accounting our impairment tests are largely based on estimates of future commodity prices, changes in development and operating costs, taxes, operational efficiencies, changes in technology and access to capital, which makes predicting any future write-downs difficult and uncertain. In an effort to quantify the impact of continued low commodity pricing levels or further declines in future prices, we offer the following: as of September 30, 2016, approximately 78.1% of our evaluated oil and natural gas properties were located in our Butler Marcellus operating area.  Based on estimates of future cash flows, substantial further decreases in commodity prices combined with a lack of access to capital or a detrimental change to costs or operating efficiencies would need to occur in order for us to experience a write-down. Our remaining evaluated properties outside of the Butler Marcellus operating area are more sensitive to the current commodity price environment. These properties could experience additional write-downs if estimates of future commodity prices decline further. The net book value of these remaining evaluated properties totaled approximately $126.6 million as September 30, 2016.

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

In exchange for $324.0 million in aggregate principal amount of the 2020 Notes, representing approximately 92.6% of the outstanding aggregate principal amount of the 2020 Notes, and $309.1 million in aggregate principal amount of the 2022 Notes, representing approximately 95.1% of the outstanding aggregate principal amount of the 2022 Notes, we issued (i) $633.2 million aggregate principal amount of New Notes and (ii) issued 8.4 million Shares. An additional $0.5 million aggregate principal amount of New Notes were issued to holders who were ineligible to accept the Shares. In addition, upon closing we paid in cash accrued and unpaid interest on the Existing Notes accepted in the Exchange from the applicable last interest payment date totaling approximately $12.8 million. The New Notes will bear interest at a rate of 1.0% per annum for the first three semi-annual interest payments after issuance and 8.0% per annum payable in cash thereafter. Interest payments are due on April 1 and October 1 of each year, beginning October 1, 2016 and ending on October 1, 2020. In connection with the Exchange, we incurred approximately $9.0 million in third-party debt issuance costs in the nine-month periods ending September 30, 2016. These costs were recorded as Debt Exchange Expense in Statement of Operations.

Debt for Equity Exchanges

During the second and third quarters of 2016, we entered into privately negotiated debt-to-equity exchanges with certain holders of our Existing Notes as well as holders of our New Notes in exchange for unrestricted shares of our common stock.  These exchanges resulted in the retirement of $27.7 million of our Existing Notes, and $2.2 million of our New Notes, in exchange for the issuance of a total of approximately 5.2 million shares of unrestricted common stock.  The exchanged notes were subsequently cancelled, resulting in a gain to the company of approximately $23.7 million, presented as Gain on Extinguishment of Debt in our Consolidated Statement of Operations for the three and nine month periods ending September 30, 2016.

During the third quarter of 2016, we entered into a privately negotiated debt-to-equity exchange with a single holder of our New Notes in exchange for unrestricted shares of our common stock. This exchange resulted in the retirement of $43.5 million of our New Notes in exchange for the issuance of approximately 16.8 million shares of unrestricted common stock. The transaction was accounted for as troubled debt restructuring. The exchange resulted in a deferred gain of $32.5 million, which will be amortized over the life of the New Notes through a change to the effective interest rate.

Preferred Stock Exchanges

During the nine months ended September 30, 2016, 12,013 shares of Series A Preferred Stock were converted into approximately 8.4 million shares of common stock pursuant to the terms of the Series A Preferred Stock, and through negotiated exchanges with certain holders of the Series A Preferred Shares.  These exchanges are recorded within equity, and do not affect our Net Loss from Continuing Operations for the three and nine-month periods ending September 30, 2016. See Note 13, Earnings Per Common Share, to our Consolidated Financial Statements, for additional information regarding the effect of the preferred stock conversions on Net Income (Loss) Attributable to Common Shareholders.

Benefit Street Partners, LLC Joint Venture

On March 1, 2016, we entered into a joint exploration and development agreement with an affiliate of Benefit Street Partners, LLC (“BSP”) to jointly develop 58 specifically designated wells in our Moraine East and Warrior North operated areas. BSP agreed to participate in and fund 15.0% of the estimated well costs for 16 designated wells in Butler County, Pennsylvania, 12 of which have already been drilled, completed, placed in sales and paid for by BSP. The remaining four wells are expected to be placed in sales and paid for by BSP during the fourth quarter of 2016. BSP also agreed to participate in and fund 65.0% of the estimated well costs for six designated wells in Warrior North, Ohio, all of which have been drilled, completed, placed in sales and paid for by BSP. BSP also has the option to participate in the development of 36 additional wells in 2016 and would fund 65.0% of the estimated well costs for the designated wells in return for a 65.0% working interest. To date, BSP has exercised their option to participate in 20 of these additional wells, including four that were already drilled.  We expect total consideration for this transaction to be $175.0 million with approximately $120.7 million committed as of September 30, 2016. BSP has paid approximately $52.4 million for their interest in elected wells as of September 30, 2016. The remainder of the proceeds will be received as additional wells are drilled to total depth or placed in sales.  BSP earns an assignment of 15%-20% working interest in acreage located within each of the units they participate. As of September 30, 2016, 20 of the 42 committed wells were in line and producing, nine wells were drilled and awaiting completion and four wells were awaiting pipeline connection.

Diversified Oil & Gas, LLC

On May 20, 2016, we entered into a Purchase and Sale Agreement (“PSA”) with Diversified Oil and Gas, LLC (“DOG”). Pursuant to the PSA, DOG purchased all of our conventional operated oil and gas-related properties and related pipeline assets located in Pennsylvania and assumed all future abandonment liability associated with the assets. Closing occurred on May 20, 2016, with an effective date for the transaction of May 1, 2016. We received proceeds at closing of approximately $0.1 million. Included in the sale were approximately 300 wells, pipelines and support equipment. The sale of well properties generated approximately $4.6 million of gain in the second quarter of 2016, due to the elimination of our future abandonment liability associated with wells and pipelines sold to DOG.  The gain, which is included in Gain on Disposal of Assets on our Consolidated Statement of Operations, is reported net of approximately $0.2 million of uncollectible accounts receivable written off in conjunction with the sale.

Sale of Illinois Basin Operations

On June 14, 2016, we, through our wholly owned subsidiaries, Penntex Resources Illinois, LLC, Rex Energy I, LLC, Rex Energy IV, LLC, Rex Energy Marketing, LLC, R. E. Ventures Holdings, LLC, and Rex Energy Operating Corp. (collectively, “Rex”), entered into a Purchase and Sale Agreement (the “Agreement”) with Campbell Development Group, LLC (“Campbell”). Pursuant to the Agreement, Campbell agreed to purchase, subject to certain parameters and provisions for adjustment customary for transactions of this type, all of Rex’s oil and gas-related properties and assets, both operated and non-operated, in the Illinois Basin on an as-is, where-is basis. Closing occurred on August 18, 2016, with an effective date for the transaction of July 1, 2016. We received a purchase deposit of $2.5 million from Campbell in June 2016 and received additional proceeds of approximately $38.0 million during the third quarter (subject to customary closing and post-closing adjustments scheduled to occur during the fourth quarter). An addendum executed in conjunction with the Agreement allows for Rex to receive from Campbell potential additional proceeds of up $9.9 million, in installments of $0.9 million per quarter, over the period beginning with the quarter ending December 31, 2016, and ending with the quarter ending June 30, 2019.  For the proceeds to become payable by Campbell in any of the eleven individual quarters, the average spot price of West Texas Intermediate (“WTI”) as published by the New York Mercantile Exchange must be in excess of the amount shown in the table below for the applicable quarter.

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

Included in the sale were approximately 76,000 net acres in Illinois, Indiana and Kentucky and production of approximately 1,700 net barrels per day.  The sale transaction resulted in a full divestiture of our Illinois Basin assets, and an exit from our Illinois Basin operations.  As of June 14, 2016, the Illinois Basin assets became classified as “Held for Sale”, and our assets and operations in the Illinois Basin are reported as Discontinued Operations.

Results of Continuing Operations

The following table sets forth summary information regarding NGL, condensate and natural gas production and product prices for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Production:
Natural Gas (Mcf)	10,927,477	10,731,248	33,559,096	34,160,329
Condensate (Bbls)	105,517	85,988	259,145	345,726
C3+ NGLs (Bbls)	498,217	498,256	1,495,961	1,571,358
Ethane (Bbls)	607,340	423,479	1,578,480	903,086
Total (Mcfe)(a)	18,193,921	16,777,586	53,560,612	51,081,349
Average daily production:
Natural Gas (Mcf)	118,777	116,644	122,478	125,129
Condensate (Bbls)	1,147	935	946	1,266
C3+ NGLs (Bbls)	5,415	5,416	5,460	5,756
Ethane (Bbls)	6,602	4,603	5,761	3,308
Total (Mcfe)(a)	197,760	182,365	195,477	187,111
Average sales price(b):
Natural Gas (Mcf)	$1.54	$1.74	$1.44	$1.99
Condensate (Bbls)	$38.82	$32.99	$34.72	$35.45
C3+ NGLs (per Bbl)	$16.48	$10.17	$14.74	$15.83
Ethane (per Bbl)	$7.99	$7.22	$7.28	$6.82
Total (per Mcfe)(a)	$1.87	$1.77	$1.70	$2.18
Average NYMEX prices(c):
Oil (per Bbl)	$44.94	$46.43	$41.33	$51.00
Natural Gas (per Mcf)	$2.80	$2.73	$2.34	$2.76

(a)	Condensate, Ethane and C3+ NGLs are converted at the rate of one barrel of oil equivalent (“BOE”) to six Mcfe.
(b)	Does not include the effects of cash settled derivatives.
(c)	Based upon the average of bid week prompt month prices.

The following table sets forth summary information regarding NGL, condensate and natural gas revenues, production volumes, average product prices and average production costs for the three and nine months ended September 30, 2016 and 2015.

	Production and Revenue by Product
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue – Natural Gas(a)	$16,871,451	$18,684,131	$48,431,297	$68,057,175
Volumes (Mcf)	10,927,477	10,731,248	33,559,096	34,160,329
Average Price	$1.54	$1.74	$1.44	$1.99
Revenue – Condensate (a)	$4,096,017	$2,836,869	$8,998,352	$12,257,384
Volumes (Bbl)	105,517	85,988	259,145	345,726
Average Price	$38.82	$32.99	$34.72	$35.45
Revenue – C3+ NGLs(a)	$8,210,863	$5,068,550	$22,053,201	$24,871,939
Volumes (Bbl)	498,217	498,256	1,495,961	1,571,358
Average Price	$16.48	$10.17	$14.74	$15.83
Revenue – Ethane(a)	$4,855,353	$3,058,408	$11,494,780	$6,157,611
Volumes (Bbl)	607,340	423,479	1,578,480	903,086
Average Price	$7.99	$7.22	$7.28	$6.82
Average Production Cost per Mcfe(b)	$1.43	$1.44	$1.40	$1.39

(a)	Does not include the effects of cash settled derivatives.
(b)	Excludes ad valorem and severance taxes.

General Overview

Operating revenue for the three and nine months ended September 30, 2016 increased 14.8% and decreased 18.3% when compared to the same periods in 2015, respectively. The decrease in operating revenue for the nine months ended September 30, 2016, can be primarily attributed to lower natural gas prices, partially offset by higher production volumes. Our production grew to 18,194 MMcfe for the three-month period ended September 30, 2016, from 16,778 MMcfe for the three-month period ended September 30, 2015, or approximately 8.4%.  For the nine months ended September 30, 2016, our production increased 4.9% to 53,561 MMcfe from the same period in 2015. For the three month period ended September 30, 2016, our realized sales price for natural gas decreased to $1.54 per Mcf from $1.74 per Mcf, condensate increased to $38.82 per barrel from $32.99 per barrel, C3+ NGLs increased to $16.48 per barrel from $10.17 per barrel, and ethane increased to $7.99 per barrel from $7.22 per barrel, respectively, when compared to the same period in 2015. For the nine month period ended September 30, 2016, our realized sales price for natural gas decreased to $1.44 per Mcf from $1.99 per Mcf, condensate decreased to $34.72 per barrel from $35.45 per barrel, C3+ NGLs decreased to $14.74 per barrel from $15.83 per barrel, and ethane increased to $7.28 per barrel from $6.82 per barrel, respectively, when compared to the same period in 2015.

Operating expenses decreased $56.1 million and $171.1 million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, respectively. Operating expenses primarily comprise: Production and Lease Operating Expenses, G&A Expenses, Other Operating Expense, Exploration Expenses, Impairment Expense and DD&A Expenses. The decreases in operating expenses were largely attributable to fewer impairment charges, reduced DD&A expense, and gains realized on the disposal of assets. The decrease of many of these operating expenses is consistent with the overall decrease in activity within the industry in conjunction with a decrease in the cost of goods and services and other cost control measures that we have implemented. The decrease in impairment was largely indicative of the increase in commodity prices as compared to March 31, 2016.

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

Gas, condensate and NGL revenue, including the effects of cash settled derivatives, for the three-month periods ended September 30, 2016 and 2015 is summarized in the following table:

	For the Three Months Ended September 30,
($ in Thousands, except total Mcfe production and price per Mcfe)	2016	2015	Change	%
Gas sales revenue	$16,871	$18,684	$(1,813)	(9.7)%
Gas derivatives realized(a)	$1,200	$8,911	$(7,711)	(86.5)%
Total gas revenue and derivatives realized	$18,071	$27,595	$(9,524)	(34.5)%
Condensate sales revenue	$4,096	$2,837	$1,259	44.4%
Oil and condensate derivatives realized(a)	$93	$2,694	$(2,601)	(96.6)%
Total condensate revenue and derivatives realized	$4,189	$5,531	$(1,342)	(24.3)%
C3+ NGL revenue	$8,211	$5,069	$3,142	62.0%
C3+ NGL derivatives realized(a)	$830	$3,446	$(2,616)	(75.9)%
Total C3+ NGL revenue	$9,041	$8,515	$526	6.2%
Ethane revenue	$4,855	$3,058	$1,797	58.8%
Ethane derivatives realized(a)	$97	$—	$97	100.0%
Total Ethane revenue	$4,952	$3,058	$1,894	61.9%
Consolidated sales	$34,033	$29,648	$4,385	14.8%
Consolidated derivatives realized(a)	$2,219	$15,050	$(12,831)	(85.3)%
Total NGL, condensate and gas revenue and derivatives realized	$36,252	$44,698	$(8,446)	(18.9)%
Total Mcfe Production	18,193,921	16,777,586	1,416,335	8.4%
Average Realized Price per Mcfe	$1.99	$2.66	$(0.67)	(25.2)%
(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for natural gas, condensate and NGLs during the third quarter of 2016, after the effect of derivative activities, was $1.99 per Mcfe, a decrease of 25.2%, or $0.67 per Mcfe, from the same period in 2015. This decrease was primarily due to a decrease in commodity prices during the quarter, partially offset by positive cash settlements on derivatives. The average price for natural gas, after the effect of derivative activities, decreased 35.8%, or $0.92 per Mcf, to $1.65 per Mcf. The average price for condensate, after the effect of derivative activities, decreased 38.3%, or $24.62 per barrel, to $39.70 per barrel. The average price for C3+ NGLs, after the effect of derivative activities, increased 6.8%, or $1.15 per barrel, to $18.15 per barrel. The average price for ethane, after the effect of derivative activities, increased 11.1% or $0.82 per barrel, to $8.15 per barrel. Our derivative activities effectively increased net realized prices by $0.12 per Mcfe in the third quarter of 2016 and $0.61 per Mcfe in the third quarter of 2015.

Our realized sales price for natural gas differed from the average Henry Hub NYMEX pricing by approximately $1.26 per Mcf during the third quarter of 2016 primarily due to basis differentials in the northeastern United States, which were partially offset by sales on the Texas Eastern pipeline receiving M3 pricing, a New York area index. We have been able to stabilize the impact of basis differentials to an extent by utilizing basis swaps in our derivatives program. In addition, we have been targeting sales points outside of the northeastern United States and have executed capacity agreements to transport natural gas volumes to the Midwest and the Gulf Coast. Transportation of 100,000 Mcf per day to the Gulf Coast will begin during the fourth quarter of 2016.

Production volumes in the third quarter of 2016 increased 8.4% or 1,416.3 Mcfe from the third quarter of 2015 primarily due to the success of our Marcellus and Utica Shale horizontal drilling activities in the liquids-rich portion of our acreage holdings. Natural gas production decreased approximately 1.8%, condensate production increased approximately 22.7%, C3+ NGL production was flat and our ethane production increased approximately 43.4%. Reductions in natural gas production volumes are related to the increase in ethane production volumes, as the amount of ethane extraction from produced natural gas is controlled at the processing plant.  The product blend is optimized for pricing and demand conditions.

Overall, our production for the third quarter of 2016 averaged 197,760 Mcfe per day, of which 60.1% was attributable to natural gas, 3.5% to condensate, 20.0% to C3+ NGLs and 16.4% was a result of ethane production.

Statements of Operations for the three-month periods ended September 30, 2016 and 2015 are as follows:

	For the Three Months Ended September 30,
($ in Thousands)	2016	2015	Change	%
OPERATING REVENUE
Natural Gas, Condensate and NGL Sales	$34,034	$29,648	$4,386	14.8%
Other Operating Revenue	5	8	(3)	(37.5)%
TOTAL OPERATING REVENUE	34,039	29,656	4,383	14.8%
OPERATING EXPENSES
Production and Lease Operating Expense	26,333	24,259	2,074	8.5%
General and Administrative Expense	5,116	4,507	609	13.5%
(Gain) Loss on Disposal of Assets	10	(224)	234	(104.5)%
Impairment Expense	9,563	85,193	(75,630)	(88.8)%
Exploration Expense	216	580	(364)	(62.8)%
Depreciation, Depletion, Amortization and Accretion	15,109	20,832	(5,723)	(27.5)%
Other Operating Expense	9,899	190	9,709	5,110.0%
TOTAL OPERATING EXPENSES	66,246	135,337	(69,091)	(51.1)%
LOSS FROM OPERATIONS	(32,207)	(105,681)	73,474	(69.5)%
OTHER INCOME (EXPENSE)
Interest Expense	(9,646)	(11,884)	2,238	(18.8)%
Gain on Derivatives, Net	16,866	28,649	(11,783)	(41.1)%
Other Income	16	25	(9)	(36.0)%
Debt Exchange Expense	(35)	—	(35)	100.0%
Gain on Extinguishment of Debt	423	—	423	100.0%
TOTAL OTHER INCOME	7,624	16,790	(9,166)	(54.6)%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(24,583)	(88,891)	64,308	(72.3)%
Income Tax Benefit	8,106	—	8,106	100.0%
LOSS FROM CONTINUING OPERATIONS	(16,477)	(88,891)	72,414	(81.5)%
Income (Loss) From Discontinued Operations, Net of Income Taxes	21,892	(5,785)	27,677	(478.4)%
NET INCOME (LOSS)	5,415	(94,676)	100,091	(105.7)%
Net Loss Attributable to Noncontrolling Interests	—	(1)	1	(100.0)%
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$5,415	$(94,675)	$100,090	(105.7)%

Production and Lease Operating Expense increased approximately $2.1 million, or 8.5%, in the third quarter of 2016 from the same period in 2015. We experienced Production and Lease Operating Expense increases that are commensurate with the increase in producing wells and related production as they relate to variable type costs such as transportation, marketing, processing and gathering. Transportation, marketing, processing and gathering fees accounted for approximately 87.0% of our total Production and Lease Operating Expense in the third quarter of 2016, as compared to 86.0% from the same period in 2015. As we continue to develop our core areas of operation we expect that fees incurred from unutilized commitments will decrease. These types of agreements typically have a term of several years and we expect fees associated with these agreements to continue to comprise a significant portion of our Production and Lease Operating Expense. On a per unit of production basis, our lifting costs were $1.45 per Mcfe in each of the three months ended September 30, 2016 and 2015.

G&A Expense for the third quarter of 2016 increased approximately $0.6 million, or 13.5%, to $5.1 million from the same period in 2015. Non-cash compensation increased $1.0 million due to employee terminations in 2015 that caused a one-time credit to G&A net of decreases in 2016 for overall reductions in head count, a decrease in travel expenditures, less usage of third-party consultants and pricing concessions received from suppliers and service providers.

Impairment Expense for the third quarter of 2016 was approximately $9.6 million. We evaluate impairment of our properties when events occur that indicates that the carrying value of these properties may not be recoverable. The expense incurred during the third quarter of 2016 included $9.0 million of undeveloped leases that expired or are expected to expire without being developed, the majority of which are in Butler County and Lawrence County, Pennsylvania, and Warrior County, Ohio. Based on the current commodity price environment, we do not expect to develop these properties prior to expiration of the associated leases. Impairment of proved properties in our Butler County operations totaled approximately $0.6 million during the third quarter of 2016. The impairments were identified through an analysis of market conditions and future development plans related to these properties that were in existence as of September 30, 2016, which indicated that the carrying value of the assets was not recoverable. The analysis included an evaluation of estimated future cash flows with consideration given to market prices for similar assets. Any amount of future impairments are difficult to predict, however, if commodity prices decline, downward revisions of proved reserves may be significant and could result in additional impairment expense.

Exploration Expense for the third quarter of 2016 was approximately $0.2 million, as compared to $0.6 million for same period in 2015. The expense incurred in 2016 was due to geological and geophysical type expenditures. Approximately $0.1 million of the expense incurred in 2015 was due to geological and geophysical type expenditures and $0.5 million was due to payment of delay rentals. As a result of the decrease in commodity prices, we have decreased our levels of spending with regards to geological and geophysical activities.

DD&A Expense for the third quarter of 2016 decreased approximately $5.7 million, or 27.5%, from $20.8 million for the same period in 2015. Contributing to the decrease in DD&A expense were lower third quarter depreciable asset values from the impact of 2015 impairments, partially offset by lower year end reserves, which were triggered by the ongoing lower commodity pricing environment and the related effect on our estimated proved reserves, when compared to the same period in 2015.

Other Operating Expense for the third quarter of 2016 increased approximately $9.7 million from $0.2 million for the same period in 2015. The expense in 2016 is primarily related to a firm transportation contract associated with an area west of our core assets in Butler County, Pennsylvania. During the third quarter of 2016, we elected to cease all future development activities in the area associated with this contract, and recorded $8.3 million to Other Operating Expense, representing the expense equal to the present value of our full future obligations under the contract.

Interest Expense for the third quarter of 2016 was approximately $9.6 million as compared to $11.9 million for the same period in 2015. The decrease in interest expense is primarily due to reduced bond interest expense as a result of the Senior Notes exchange completed on March 31, 2016.  The decrease is partially offset by increased amortization of bond costs as a result of the Senior Notes exchange, and increased interest expense due to increased borrowing on our revolving credit facility. We discuss our Senior Notes and revolving credit facility in Note 7, Long-Term Debt, to our Consolidated Financial Statements.

Gain on Derivatives, net included a gain of approximately $16.9 million for the third quarter of 2016 as compared to a gain of $28.6 million for the same period in 2015. The gain recorded for the third quarter of 2016 included cash receipts for commodity derivatives of $2.1 million while the gain incurred in the third quarter of 2015 included cash receipts of approximately $15.1 million for commodity and interest rate derivatives. Changes were attributable to the volatility of oil, NGL and natural gas commodity prices along with changes in our portfolio of outstanding derivatives. Losses from derivative activities generally reflect higher oil, NGL and natural gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil, NGL and gas production volumes given the highly volatile oil, NGL and gas commodities market.

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

Gain on Extinguishment of Debt for the third quarter of 2016 totaled approximately $0.4 million.  The gain resulted from debt to equity exchanges under troubled debt restructuring rules with certain holders of our Senior Notes, wherein approximately $29.1 million of outstanding Senior Notes were reacquired by the company in exchange for approximately 5.2 million shares of our common stock.  We discuss the debt to equity exchanges in Note 7, Long-Term Debt, to our Consolidated Financial Statements.

Income Tax Benefit for the third quarter of 2016 was $8.1 million, or 33.0% of pretax loss, for federal and state income taxes on continuing operations.  Though a full valuation allowance has been recorded against net deferred tax assets at September 30, 2016, a tax benefit is being recorded in continuing operations to offset the tax expense resulting from pretax income in discontinued operations.  This tax benefit is reduced by a tax charge for alternative minimum tax with no corresponding deferred tax benefit on minimum tax credit carryforwards due to the full valuation allowance, and state taxes in certain tax paying jurisdictions.  The

Company’s alternative minimum tax expected to be due for 2016 is primarily driven by cancellation of debt income of $543.2 million related to the Senior Note exchange discussed in Note 7, Long-Term Debt, to our Consolidated Financial Statements. Refer to Note 9, Income Taxes, to our Consolidated Financial Statements for additional information regarding income taxes.

For the third quarter of 2015, the estimated annual effective tax rate applied to ordinary losses from continuing operations was 0.0% due to the recording of full valuations allowances against the tax benefits generated by pretax losses, resulting in recognition of no tax benefit for the period.

Net Income (Loss) Attributable to Rex Energy for the third quarter of 2016 was income of approximately $5.4 million, as compared to a loss of $94.7 million for the same period in 2015 as a result of factors discussed above.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Gas, condensate and NGL revenue, including the effects of cash settled derivatives, for the nine-month periods ended September 30, 2016 and 2015 is summarized in the following table:

	For the Nine Months Ended September 30,
($ in Thousands, except total Mcfe production and price per Mcfe)	2016	2015	Change	%
Gas sales revenue	$48,431	$68,057	$(19,626)	(28.8)%
Gas derivatives realized(a)	$24,280	$23,250	$1,030	4.4%
Total gas revenue and derivatives realized	$72,711	$91,307	$(18,596)	(20.4)%
Condensate sales revenue	$8,998	$12,257	$(3,259)	(26.6)%
Oil and condensate derivatives realized(a)	$2,191	$8,807	$(6,616)	(75.1)%
Total condensate revenue and derivatives realized	$11,189	$21,064	$(9,875)	(46.9)%
C3+ NGL revenue	$22,053	$24,872	$(2,819)	(11.3)%
C3+ NGL derivatives realized(a)	$6,040	$7,111	$(1,071)	(15.1)%
Total C3+ NGL revenue	$28,093	$31,983	$(3,890)	(12.2)%
Ethane revenue	$11,495	$6,158	$5,337	86.7%
Ethane derivatives realized(a)	$241	$—	$241	100.0%
Total Ethane revenue	$11,736	$6,158	$5,578	90.6%
Consolidated sales	$90,977	$111,344	$(20,367)	(18.3)%
Consolidated derivatives realized(a)	$32,752	$39,168	$(6,416)	(16.4)%
Total NGL, condensate and gas revenue and derivatives realized	$123,729	$150,512	$(26,783)	(17.8)%
Total Mcfe Production	53,560,612	51,081,349	2,479,263	4.9%
Average Realized Price per Mcfe	$2.31	$2.95	$(0.64)	(21.6)%
(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for natural gas, condensate and NGLs during the first nine months of 2016, after the effect of derivative activities, was $2.31 per Mcfe, a decrease of 21.6%, or $0.64 per Mcfe, from the same period in 2015. This decrease was primarily due to a decrease in commodity prices during the quarter, partially offset by positive cash settlements on derivatives. The average price for natural gas, after the effect of derivative activities, decreased 18.9%, or $0.51 per Mcf, to $2.17 per Mcf. The average price for condensate, after the effect of derivative activities, decreased 29.1%, or $17.75 per barrel, to $43.18 per barrel. The average price for C3+ NGLs, after the effect of derivative activities, decreased 7.7%, or $1.57 per barrel, to $18.78 per barrel. The average price for ethane, including the effect of derivatives, increased 6.1% or $0.43 per barrel, to $7.43 per barrel. Our derivative activities effectively increased net realized prices by $0.61 per Mcfe in the first nine months of 2016 and $0.77 per Mcfe in the first nine months of 2015. Excluding the effect of derivative liquidations during the third quarter of 2016, realized prices during the first nine months of 2016 for natural gas and C3+ NGLs would have been approximately $2.07 per mcf and $18.11 per barrel, respectively.

Our realized sales price for natural gas differed from the average Henry Hub NYMEX pricing by approximately $0.90 per Mcf during the first nine months of 2016 primarily due to basis differentials in the northeastern United States, which were partially offset by sales on the Texas Eastern pipeline, receiving M3 pricing, a New York area index. We have been able to stabilize the impact of basis differentials to an extent by utilizing basis swaps in our derivatives program. In addition, we have been targeting sales points outside of the northeastern United States and have executed capacity agreements to transport natural gas volumes to the Midwest and the Gulf Coast. Transportation of 100,000 Mcf per day to the Gulf Coast will begin during the fourth quarter of 2016.

Production volumes in the first nine months of 2016 increased 4.9% or 2,479 Mcfe from the first quarter of 2015 primarily due to the success of our Marcellus and Utica Shale horizontal drilling activities in the liquids-rich portions of our acreage holdings. Natural gas production decreased approximately 1.8%, condensate production decreased approximately 25.0%, C3+ NGL production decreased approximately 4.8% and our ethane production increased approximately 74.8%. Reductions in natural gas production volumes are related to the increase in ethane production volumes, as the amount of ethane extraction from produced natural gas is controlled at the processing plant.  The product blend is optimized for pricing and demand conditions.

Overall, our production for the first nine months of 2016 averaged 194,322 Mcfe per day, of which 62.7% was attributable to natural gas, 2.9% to condensate, 16.8% to C3+ NGLs and 17.7% was a result of ethane production.

Statements of Operations for the nine-month periods ended September 30, 2016 and 2015 are as follows:

	For the Nine Months Ended September 30,
($ in Thousands)	2016	2015	Change	%
OPERATING REVENUE
Natural Gas, Condensate and NGL Sales	$90,978	$111,344	$(20,366)	(18.3)%
Other Operating Revenue	12	30	(18)	(60.0)%
TOTAL OPERATING REVENUE	90,990	111,374	(20,384)	(18.3)%
OPERATING EXPENSES
Production and Lease Operating Expense	76,005	71,646	4,359	6.1%
General and Administrative Expense	15,237	20,253	(5,016)	(24.8)%
Gain on Disposal of Assets	(4,285)	(533)	(3,752)	703.9%
Impairment Expense	45,344	209,880	(164,536)	(78.4)%
Exploration Expense	1,954	1,774	180	10.1%
Depreciation, Depletion, Amortization and Accretion	46,371	67,369	(20,998)	(31.2)%
Other Operating Expense	10,930	5,328	5,602	105.1%
TOTAL OPERATING EXPENSES	191,556	375,717	(184,161)	(49.0)%
LOSS FROM OPERATIONS	(100,566)	(264,343)	163,777	(62.0)%
OTHER INCOME (EXPENSE)
Interest Expense	(34,115)	(36,077)	1,962	(5.4)%
Gain (Loss) on Derivatives, Net	(8,254)	45,487	(53,741)	(118.1)%
Other Income	28	118	(90)	(76.3)%
Debt Exchange Expense	(9,048)	—	(9,048)	100.0%
Gain on Extinguishment of Debt	24,130	—	24,130	100.0%
Loss on Equity Method Investments	—	(411)	411	(100.0)%
TOTAL OTHER EXPENSE	(27,259)	9,117	(36,376)	(399.0)%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(127,825)	(255,226)	127,401	(49.9)%
Income Tax Benefit	5,785	—	5,785	100.0%
LOSS FROM CONTINUING OPERATIONS	(122,040)	(255,226)	133,186	(52.2)%
Income (Loss) From Discontinued Operations, Net of Income Taxes	12,719	(7,770)	20,489	(263.7)%
NET LOSS	(109,321)	(262,996)	153,675	(58.4)%
Net Income Attributable to Noncontrolling Interests	—	2,245	(2,245)	(100.0)%
NET LOSS ATTRIBUTABLE TO REX ENERGY	$(109,321)	$(265,241)	$155,920	(58.8)%

Production and Lease Operating Expense increased approximately $4.4 million, or 6.1%, in the first nine months of 2016 from the same period in 2015. We experienced Production and Lease Operating Expense increases that are commensurate with the increase in producing wells and related production as they relate to variable type costs such as transportation, marketing, processing and gathering. Transportation, marketing, processing and gathering fees accounted for approximately 87.1% of our total Production and Lease Operating Expense in the first nine months of 2016, as compared to 84.1% from the same period in 2015. As we continue to develop our core areas of operation we expect that fees incurred from unutilized commitments will decrease. These types of agreements typically have a term of several years and we expect fees associated with these agreements to continue to comprise a significant portion of our Production and Lease Operating Expense. On a per unit of production basis, our lifting costs increased to $1.42 per Mcfe in the nine months ended September 30, 2016 from $1.40 per Mcfe in the same period in 2015.

G&A Expense for the first nine months of 2016 decreased approximately $5.0 million, or 24.8%, to $15.2 million from the same period in 2015. We have undertaken several cost control measures during the first nine months of 2016, including reductions in bonus compensation, reductions in head count, a decrease in travel expenditures, less usage of third-party consultants and pricing concessions received from suppliers and service providers.  During the first quarter of 2016, the board of directors approved certain performance factors for restricted stock that vested in March 2016.  These performance factors resulted in reduced expense due to forfeitures on performance-based restricted stock awards of approximately $1.6 million.

Gain on Disposal of Assets was $4.3 million for the first nine months of 2016.  The gain was generated primarily by elimination of our future abandonment liability associated with the sale of our operated conventional gas wells and pipelines.  Gains from the disposal of assets in the first nine months of 2015 were negligible.

Impairment Expense for the first nine months of 2016 was approximately $45.3 million. We evaluate impairment of our properties when events occur that indicates that the carrying value of these properties may not be recoverable. The expense incurred during the first nine months of 2016 included $43.8 million of undeveloped leases that expired or are expected to expire without being developed, the majority of which are in Butler County and Lawrence County, Pennsylvania, and Warrior North in Ohio. Based on the current commodity price environment, we do not expect to develop these properties prior to expiration of the associated leases. Impairment of proved properties in our Butler County operations totaled approximately $1.5 million during the third quarter of 2016. The impairments were identified through an analysis of market conditions and future development plans related to these properties that were in existence as of September 30, 2016, which indicated that the carrying value of the assets was not recoverable. The analysis included an evaluation of estimated future cash flows with consideration given to market prices for similar assets. Any amount of future impairments are difficult to predict, however, if commodity prices decline, downward revisions of proved reserves may be significant and could result in additional impairment expense.

Exploration Expense for the first nine months of 2016 was approximately $2.0 million, as compared to $1.8 million for same period in 2015. Approximately $1.1 million of the expense incurred in 2016 was due to geological and geophysical type expenditures and $0.9 million was due to costs associated with exploratory wells that were abandoned at various stages, resulting in dry hole expense. Approximately $0.6 million of the expense incurred in 2015 was due to geological and geophysical type expenditures, $1.0 million was due to payment of delay rentals, and $0.2 million was due to costs associated with exploratory wells that were abandoned at various stages, resulting in dry hole expense. As a result of the decrease in commodity prices, we have decreased our levels of spending with regards to geological and geophysical activities.

DD&A Expense for the first nine months of 2016 decreased approximately $21.0 million, or 31.2%, from $67.4 million for the same period in 2015. Contributing to the decrease in DD&A expense were lower first quarter depreciable asset values from the impact of 2015 impairments, partially offset by lower year end reserves, which were triggered by the ongoing lower commodity pricing environment and the related effect on our estimated proved reserves, when compared to the same period in 2015.

Other Operating Expense for the first nine months of 2016 increased to approximately $10.9 million from $5.3 million in the first nine months of 2015. The expense in 2016 is primarily related to a firm transportation contract associated with an area west of our core assets in Butler County, Pennsylvania. During the third quarter of 2016, we elected to cease all future development activities in the area associated with this contract and recorded $8.3 million to Other Operating Expense, representing the expense equal to the present value of our full future obligations under the contract. During the first nine months of 2015, in addition to $0.5 million in unutilized firm capacity commitments, we incurred rig termination charges of approximately $4.8 million for the cancellation of drilling rig contracts before expiration of their original term.

Interest Expense for the nine months ended September 30, 2016 was approximately $34.1 million as compared to $36.1 million for the same period in 2015. The decrease in interest expense is primarily due to reduced bond interest expense as a result of the Senior Notes exchange completed on March 31, 2016.  The decrease is partially offset by increased amortization of bond costs as a result of the Senior Notes exchange, and increased interest expense due to increased borrowing on our revolving credit facility. We discuss our Senior Notes and revolving credit facility in Note 7, Long-Term Debt, to our Consolidated Financial Statements.

Gain (Loss) on Derivatives, net included a loss of approximately $8.3 million for the first nine months of 2016 as compared to a gain of approximately $45.5 million for the same period in 2015. The loss recorded for the first nine months of 2016 included cash receipts for commodity derivatives of $32.5 million while the gain incurred in the first quarter of 2015 included cash receipts of approximately $40.1 million for commodity and interest rate derivatives. Changes were attributable to the volatility of oil, NGL and natural gas commodity prices along with changes in our portfolio of outstanding derivatives. Losses from derivative activities generally reflect higher oil, NGL and natural gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil, NGL and gas production volumes given the highly volatile oil, NGL and gas commodities market.

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

Debt Exchange Expense for the nine months ended September 30, 2016 totaled approximately $9.0 million. These charges relate to our exchange of Existing for New Notes completed on March 31, 2016. We accounted for the exchange as a troubled debt restructuring, which mandates that current third-party expenses be charged against income in the current period.

Gain on Extinguishment of Debt for the nine months ended September 30, 2016 totaled approximately $24.1 million.  The gain resulted from debt to equity exchanges under troubled debt restructuring rules with certain holders of our Senior Notes, wherein approximately $29.1 million of outstanding Senior Notes were reacquired by the company in exchange for approximately 5.2 million shares of our common stock.  We discuss the debt to equity exchanges in Note 7, Long-Term Debt, to our Consolidated Financial Statements.

Income Tax Benefit for the nine months ended September 30, 2016 was $5.8 million, or 4.5% of pretax loss, for federal and state income taxes on continuing operations. Though a full valuation allowance has been recorded against net deferred tax assets at September 30, 2016, a tax benefit is being recorded in continuing operations to offset the tax charge resulting from pretax income in discontinued operations. This tax benefit is reduced by a tax charge for alternative minimum tax with no corresponding deferred tax benefit on minimum tax credit carryforwards due to the full valuation allowance, and state taxes in certain tax paying jurisdictions. The Company’s alternative minimum tax expected to be due for 2016 is primarily driven by cancellation of debt income of $543.2 million related to the Senior Note exchange discussed in Note 7, Long-Term Debt, to our Consolidated Financial Statements. Refer to Note 9, Income Taxes, to our Consolidated Financial Statements for additional information regarding income taxes.

For the nine months ended September 30, 2015, the estimated annual effective tax rate applied to ordinary losses from continuing operations was 0.0% due to the recording of full valuations allowances against the tax benefits generated by pretax losses, resulting in recognition of no tax benefit for the period.

Net Loss Attributable to Rex Energy for the first nine months of 2016 was approximately $109.3 million, as compared to a loss of $265.2 million for the same period in 2015 as a result of factors discussed above.

	Other Performance Measurements
	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2016	2015	2016	2015
EBITDAX from Continuing Operations ($ in Thousands) (a)	$4,536	$15,585	$32,031	$63,549
LOE per Mcfe	$1.45	$1.45	$1.42	$1.40
G&A per Mcfe	$0.28	$0.27	$0.28	$0.40

(a)	EBITDAX is a non-GAAP measure. See “Non-GAAP Financial Measures” for our reconciliation of EBITDAX to net income.

EBITDAX (Non-GAAP)

EBITDAX (Non-GAAP) from continuing operations decreased approximately $11.4 million to $4.1 million for the three-month period ended September 30, 2016, as compared to the same period in 2015.  EBITDAX from continuing operations decreased approximately $31.9 million to $31.6 million for the nine-month period ended September 30, 2016, as compared to the same period in 2015. The decrease in EBITDAX can be primarily attributed to decreased average sales prices for natural gas and condensate, resulting in decreased operating revenues. In addition to the direct revenue impact of lower commodity prices, our EBITDAX has also been impacted by the effect of lower effective strike prices on our commodity derivatives, resulting in a decrease in the cash settlements of our derivatives.

LOE per Mcfe

LOE per Mcfe measures the average cost of extracting natural gas, condensate and NGLs from our reserves during the period. This measurement is also commonly referred to in the industry as our “lifting cost”. It represents the average cost of extracting one Mcf of natural gas equivalent from our natural gas and NGL reserves in the ground. LOE per Mcfe remaining flat at $1.45 for the three months ended September 30, 2016, as compared to $1.45 for the same period in 2015. LOE per Mcfe increased to $1.42 for the nine months ended September 30, 2016, as compared to $1.40 for the same period in 2015. Our LOE is largely comprised of variable type costs such as transportation, marketing, processing and gathering. For the third quarter of 2016, transportation, capacity and processing fees accounted for approximately 87.0% of our total Production and Lease Operating Expense as compared to 86.0% during the same period of 2015. For the nine months ended September 30, 2016, transportation, capacity and processing fees accounted for approximately 87.1% of our total Production and Lease Operating Expense as compared to 84.1% during the same period of 2015. These agreements typically have a term of several years, and we expect them to continue to comprise a significant portion of our Production and Lease Operating Expense. Various agreements that we have entered include firm capacity rights, for which we may incur a fee for unused capacity. As we continue to grow our operations, we expect our lifting cost to decrease as we gain additional efficiencies of scale and utilize all of our firm capacity and transportation commitments.

G&A Expenses per Mcfe

Our G&A expenses include fees for well operating services, marketing, non-field level employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our G&A expenses in relation to our production because these expenses have a direct impact on our profitability. G&A expenses per Mcfe increased to approximately $0.28 for the three-month period ended September 30, 2016, as compared to $0.27 for the same period in 2015. During the first nine months of 2016, G&A per Mcfe decreased to $0.28 as compared to $0.40 for the same period in 2015. The decreases are predominately due to further cost control measures and headcount reductions implemented during the first nine months of 2016 in response to our decreased capital plan related to commodity price declines combined with our increase in production.

Capital Resources and Liquidity

Our primary needs for cash are for the exploration, development and acquisition of oil and gas properties. During the nine months ended September 30, 2016, we spent $35.5 million of capital on asset acquisitions, drilling projects, facilities and related equipment and acquisitions of unproved acreage. We expect to be reimbursed by joint venture partners for approximately $11.7 million of costs incurred during the third quarter of 2016 that were not billed until the fourth quarter. We funded our capital program with proceeds from our Senior Credit Facility, cash from operations and funds received from the closing of the BSP joint development agreement. The remainder of our 2016 capital budget is expected to be funded primarily by cash on hand, cash flows from operations, and potential future asset sales and joint ventures.

Our cash flows from operations are driven by commodity prices and production volumes. Prices for oil, NGLs and gas are driven by, among other things, seasonal influences of weather, national and international economic and political environments and, increasingly, from national and global supply and demand for hydrocarbons. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices could decrease our exploration and development expenditures. Historically, we have primarily used cash flows from operations, borrowings from our revolving credit facility and net proceeds from debt and equity offerings to fund the exploration and development of our oil and gas interests. As of September 30, 2016, we had approximately $2.5 million of cash on hand and outstanding borrowings under our $190.0 million revolving credit facility of approximately $131.7 million with an additional $42.9 million of undrawn letters of credit outstanding. Our borrowing base was reaffirmed at $190.0 million effective October 1, 2016. Our next borrowing base redetermination is scheduled to occur on or around April 1, 2017. In May 2016, a third-party midstream provider drew on an outstanding letter of credit in the amount of $3.9 million related to an ongoing gas transportation project for which we declined to provide additional collateral. During October 2016, the $3.9 million was returned to us and a new letter of credit was issued.

Our ability to fund our capital expenditure program is dependent upon the level of commodity prices and the success of our exploration programs in replacing our existing oil, NGL and natural gas reserves. If commodity prices decrease further, our operating cash flows may decrease and the banks may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program. The effects of commodity prices on cash flows can be mitigated through the use of commodity derivatives. If we are unable to replace our oil, NGL and natural gas reserves through acquisitions and our development and exploration programs, we may also suffer a reduction in our operating cash flows and access to funds under our revolving credit facility. At September 30, 2016, we were in compliance with all required debt covenants under our revolving credit facility.

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

We have Existing Notes and New Notes (together, the “Senior Notes”) that are governed by indentures with substantially similar terms and provisions (the “Indentures”).  The Indentures contain affirmative and negative covenants that are customary for instruments of this nature, including restrictions or limitations on our ability to incur additional debt, pay dividends, purchase or redeem stock or subordinated indebtedness, make investments, create liens, sell assets, merge with or into other companies or transfer substantially all of our assets, unless those actions satisfy the terms and conditions of the Indentures or are otherwise excepted or permitted.  Certain of the limitations in the Indentures, including our ability to incur debt, pay dividends or make other restricted payments, become more restrictive in the event our ratio of consolidated cash flow to fixed charges for the most recent trailing four quarters (the “Fixed Charge Coverage Ratio”) is less than 2.25 to 1.00.  As of September 30, 2016, our Fixed Charge Coverage Ratio was 1.20 to 1.00. We expect our Fixed Charge Coverage Ratio to improve in 2016 based on our projections of decreased interest expense related to our Senior Notes.  As of September 30, 2016, we were limited to incurring an additional $109.2 million in debt due to our Fixed Charge Coverage Ratio. The Indentures also contain customary events of default, including cross-default features with any other indebtedness. In certain circumstances, the Trustee or the holders of the Senior Notes may declare all outstanding notes to be due and payable immediately.

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

Future Liquidity Considerations

In connection with certain marketing, transportation and processing agreements that we have entered into, we may be obligated to pay minimum fees in connection with these agreements of $195.9 million over the next five years, depending on our levels of production. In connection with certain of these agreements, we concurrently entered into a guaranty whereby we have guaranteed the payment of obligations under the specified agreements up to a maximum of $408.2 million over the life of the agreements. These guarantees will decrease over time as the commitments are satisfied.

Our revolving credit facility contains a number of restrictive covenants and limitations that impose significant operating and financial restrictions on us. In particular, our financial covenants require us to maintain a minimum consolidated current ratio of 1.0 to 1.0 and a maximum ratio of net senior-secured debt to EBITDAX, a non-GAAP measure, of 2.75 to 1.0. Failure to comply with these covenants could have a material adverse effect on our business. If an event of default under our revolving credit facility occurs and remains uncured, the lenders thereunder:

•	Would not be required to lend any additional amounts to us;
•	Could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;
•	May have the ability to require us to apply all of our available cash to repay these borrowings; or
•	May prevent us from making debt service payments under our other agreements.

In order to improve our liquidity positions to meet the financial requirements under our revolving credit facility and to meet other outstanding obligations, we are currently pursuing or considering a number of actions, which in certain cases may involve current investors, affiliates of the Company, or other financing or strategic counterparties, including (i) debt-for-debt or debt-for-equity exchanges, (ii) joint venture opportunities, (iii) minimizing capital expenditures, (iv) improving cash flows from operations, (v) effectively managing working capital, (vi) adding hedging positions, (vii) asset sales, and (viii) in- and out-of-court restructuring transactions. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions or that these transactions can be consummated within the period needed to meet our obligations.

Financial Condition and Cash Flows for the Nine Months Ended September 30, 2016 and 2015

The following table summarizes our sources and uses of funds for the periods noted:

	Nine Months Ended September 30,
($ in Thousands)	2016	2015
Cash flows provided by (used in) operations	$(18,473)	$13,419
Cash flows provided by (used in) investing activities	5,328	(96,802)
Cash flows provided by financing activities	14,578	68,437
Net increase (decrease) in cash and cash equivalents	$1,433	$(14,946)

Net cash provided by (used in) operating activities decreased from cash provided by operating activities of $13.4 million in the first nine months of 2015 to cash used of $18.5 million for the same period in 2016. This was primarily due to a reduction in condensate, C3+ NGL and natural gas prices, a decrease in the cash settlement of derivatives and approximately $9.0 million of Debt Exchange Expense. These decreases in cash flow were partially offset by increases in production.

Net cash provided by (used in) investing activities increased from cash used of $96.8 million in 2015 to cash provided of $5.3 million in 2016. This change is primarily attributed to lower activity levels related to the currently depressed commodity price environment. There was $54.9 million of capital activity net of $19.5 million received from our joint venture with BSP in 2016 compared with the $189.7 million of capital activity net of $16.6 million received from our joint venture with ArcLight during the first nine months of 2015. The increase in cash provided by investing activities was partially offset by a decrease in the proceeds received from asset sales.

Net cash provided by financing activities decreased by approximately $53.9 million for the first nine months of 2016 to $14.6 million from $68.4 million over the same period in 2015. The decrease in cash provided is primarily due to lower net borrowings on our revolving credit facility and dividends paid during the first nine months of 2015.

As market conditions warrant and subject to our contractual restrictions in the Senior Credit Facility, our Indentures or otherwise, liquidity position and other factors, we may from time to time seek to recapitalize, refinance or otherwise restructure our capital structure in open market or privately negotiated transactions, which may include, among other things, repurchases of outstanding equity securities or outstanding debt, including our Senior Notes, by tender offer, exchange or otherwise. The amounts involved in any such transaction, individually or in the aggregate, may be material.

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

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended September 30, 2016, there were no material changes to the critical accounting policies previously reported by us in our Annual Report on Form 10-K for the year ended December 31, 2015. We describe critical recently adopted and issued accounting standards in Part I, Item 1. Financial Statements—Note 5, “Recently Issued Accounting Pronouncements.”

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

The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2016	2015	2016	2015
Net Loss From Continuing Operations	$(16,477)	$(88,891)	$(122,040)	$(255,226)
Add Back (Less) Non-Recurring Costs[1]	8,306	—	(6,388)	4,774
Add Back Depletion, Depreciation, Amortization and Accretion	15,109	20,832	46,371	67,369
Add Back (Less) Non-Cash Compensation Expense	990	(222)	2,006	4,413
Add Back Interest Expense	9,646	11,884	34,115	36,077
Add Back Impairment Expense	9,563	85,193	45,344	209,880
Add Back Exploration Expenses	216	580	1,954	1,774
Add Back (Less) (Gain) Loss on Disposal of Assets	10	(224)	(4,285)	(533)
Add Back (Less) (Gain) Loss on Financial Derivatives	(16,866)	(28,649)	8,254	(45,487)
Add Back Cash Settlement of Derivatives	2,145	15,082	32,485	40,102
Less Income Tax Expense Benefit	(8,106)	—	(5,785)	—
Add Back Non-Cash Portion of Equity Method Investments	—	—	—	406
EBITDAX From Continuing Operations	$4,536	$15,585	$32,031	$63,549
Net Income (Loss) From Discontinued Operations	$21,892	$(5,785)	$12,719	$(7,770)
Income (Loss) Attributable to Noncontrolling Interests	—	1	—	(2,245)
Income (Loss) From Discontinued Operations Attributable to Rex Energy	21,892	(5,784)	12,719	(10,015)
Add Back Depletion, Depreciation, Amortization and Accretion	18	6,294	5,100	15,497
Add Back (Less) Non-Cash Compensation Expense	(366)	140	(107)	421
Add Back Interest Expense	1	59	4	507
Add Back Impairment Expense	—	54,619	3,543	54,797
Add Back Exploration Expenses	—	227	143	468
Less Gain on Disposal of Assets	(30,491)	(57,024)	(30,535)	(56,988)
Less Non-Cash Portion of Noncontrolling Interests	—	(23)	—	(209)
Add Back Income Tax Expense	8,354	2,416	7,852	2,658
Add EBITDAX From Discontinued Operations	$(592)	$924	$(1,281)	$7,136
EBITDAX (Non-GAAP)	$3,944	$16,509	$30,750	$70,685
1

For the three and nine months ended September 30, 2016, includes approximately $8.3 million in expense related to a firm transportation contract. During the third quarter of 2016, we elected to cease all future development activities in the area associated with the contract. For the three months ended September 30, 2016, includes $0.4 million in gains on the extinguishment of debt. For the nine months ended September 30, 2016, includes approximately $24.1 million in gains on the extinguishment of debt and $9.0 million in debt exchange expenses. For the three and nine months ended September 30, 2015, includes net fees incurred to terminate two drilling rig contracts earlier than their original term.

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

For the three and nine months ended September 30, 2016, we received net settlements on oil, NGL and natural gas derivatives of approximately $2.2 million and $32.8 million, respectively, as compared to receiving net settlements of approximately $15.1 million and $39.2 million for the three and nine months ended September 30, 2015, respectively. These gains and losses are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations. As of September 30, 2016, we had over 100.0% of our annualized condensate production hedged through the remainder of 2016, over 90.0% and 65.0% of our annualized natural gas production hedged through the remainder of 2016 and 2017, respectively, and over 50.0% of our annualized NGL production hedged through the remainder of 2016. These percentages exclude the effects of our Illinois Basin production and our basis swaps and do not include any estimated impact of increased production from future drilling and completion activity or the natural decline of our natural gas, condensate and NGL production.

Our primary sources of production and revenue are located in the Appalachian Basin. Natural gas prices in the Appalachian Basin are exposed to regional basis differentials when compared to NYMEX pricing. During the three and nine months ended September 30, 2016, our average realized prices for natural gas was lower than the average NYMEX prices over the same period by approximately $1.26 per Mcf and $0.90 per Mcf. We have been able to stabilize the impact of basis differentials to an extent by utilizing basis swaps in our derivatives program. We have basis swaps in place for 2,925 MMcf at an average differential to Henry Hub NYMEX of $0.90 per Mcf for the remainder of 2016 in addition to basis swaps for 19,150 MMcf at an average differential to Henry Hub NYMEX of $0.30 per Mcf for 2017. For the three and nine months ended September 30, 2016, we received cash settlements on our basis differential derivatives of approximately $1.9 million and $0.2 million, respectively.

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

For a summary of our current oil, NGL and natural gas derivative positions at September 30, 2016, refer to Part I, Item 1. Financial Statements - Note 8, “Derivative Instruments and Fair Value Measurements”.

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

We are exposed to various market risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decrease for a substantial period of time or decline significantly, revenues and cash flows would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil, NGLs and natural gas. Conversely, increases in the market prices for oil, NGLs and natural gas can have a favorable impact on our financial condition, results of operations and capital resources. Based on production through September 30, 2016, we project that a 10% decline in the price per barrel of oil and NGLs and the price per Mcf of gas from the first nine months of 2016 average would reduce our gross revenues, before the effects of derivatives, for the remaining three months of 2016 by approximately $4.1 million.

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

At September 30, 2016, we had the following commodity derivative contracts outstanding:

Period	Volume		Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2016 - Collars	60,000	Bbls	$—	$37.50	$49.05	$—	$(149)
2016 - Three-Way Collars	60,000	Bbls	26.50	35.50	44.50	—	(328)
2016 - Cap Swaps	30,000	Bbls	30.00	—	—	44.00	(162)
	150,000	Bbls					$(639)
Natural Gas
2016 - Swaps	4,125,000	Mcf	—	—	—	2.81	$(850)
2016 - Swaptions	300,000	Mcf	—	—	—	3.15	(42)
2016 - Cap Swaps	1,200,000	Mcf	2.59	—	—	3.07	(252)
2016 - Collars	1,360,000	Mcf	—	2.59	2.99	—	(189)
2016 - Three-Way Collars	905,000	Mcf	2.15	2.73	3.42	—	(67)
2016 - Put Spreads	2,555,000	Mcf	2.56	3.32	—	—	341
2016 - Basis Swaps - Dominion South	2,925,000	Mcf	—	—	—	(0.90)	1,248
2017 - Swaps	7,460,000	Mcf	—	—	—	3.09	381
2017 - Swaptions	-	Mcf	—	—	—	—	(350)
2017 - Cap Swaps	3,900,000	Mcf	2.35	—	—	2.81	(1,345)
2017 - Three-Way Collars	17,510,000	Mcf	2.33	3.01	3.87	—	1,253
2017 - Calls	3,000,000	Mcf	—	—	3.64	—	(939)
2017 - Collars	1,400,000	Mcf	—	2.40	3.10	—	(267)
2017 - Basis Swaps - Dominion South	4,550,000	Mcf	—	—	—	(0.83)	380
2017 - Basis Swaps - Texas Gas	14,600,000	Mcf	—	—	—	(0.13)	(602)
2018 - Swaps	960,000	Mcf	—	—	—	3.60	573
2018 - Swaptions	-	Mcf	—	—	—	—	(164)
2018 - Three-Way Collars	8,775,000	Mcf	2.30	2.89	3.58	—	(297)
2018 - Calls	5,810,000	Mcf	—	—	3.97	—	(365)
2018 - Basis Swaps - Dominion South	6,400,000	Mcf	—	—	—	(0.83)	380
2018 - Basis Swaps - Texas Gas	14,600,000	Mcf	—	—	—	(0.13)	(602)
2019 - Basis Swaps - Dominion South	7,300,000	Mcf	—	—	—	(0.83)	380
2020 - Basis Swaps - Dominion South	7,320,000	Mcf	—	—	—	(0.83)	380
	116,955,000	Mcf					$(1,015)
NGLs
2016 - C3+ NGL Swaps	357,000	Bbls	—	—	—	26.22	$(396)
2016 - Ethane Swaps	165,000	Bbls	—	—	—	8.49	(106)
2017 - C3+ NGL Swaps	468,000	Bbls	—	—	—	19.98	(2,455)
2017 - Ethane Swaps	540,000	Bbls	—	—	—	10.13	(319)
	1,530,000	Bbls					$(3,276)
Refined Product (Heating Oil)
2016 - Swaps	3,000	Bbls	$—	$—	$—	$84.00	$(57)
	3,000	Bbls					$(57)
We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and prime rate based, as determined by our lenders, and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on our obligations. As of September 30, 2016, we did not have any interest rate derivatives in place, however we do from time to time enter interest rate derivatives to manage our interest rate exposure. We did not have any interest rate derivatives in place as of December 31, 2015. Based on our total debt as of September 30, 2016 of approximately $759.7 million, a 1.0% change in interest rates would impact our interest expense by approximately $7.6 million.

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

Our management (with the participation of our CEO and CFO) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2016, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2016, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.Exhibits.

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REX ENERGY CORPORATION (Registrant)
Date: November 9, 2016	By:	/s/ Thomas C. Stabley
Thomas C. Stabley
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Thomas Rajan
Thomas Rajan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

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