Form 10-Q
period 2017-03-31
REX ENERGY CORP
filed 2017-05-10
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

99,024,707 shares of common stock were outstanding on May 5, 2017.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information, including all of the estimates and assumptions, in this report contains forward-looking statements within the meaning of sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, but not limited to, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology.

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

•	our ability to comply with restrictions imposed by our senior credit facility and other existing and future financing arrangements;
•	our ability to service our outstanding indebtedness;
•	impairments of our natural gas, NGL and condensate asset values due to declines in commodity prices;
•	conditions in the domestic and global capital and credit markets and their effect on us;
•	new or changing government regulations, including those relating to environmental matters, permitting or other aspects of our operations;
•	the willingness and ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain oil price and production controls;
•	the geologic quality of our properties with regard to, among other things, the existence of hydrocarbons in economic quantities;
•	uncertainties inherent in the estimates of our natural gas, NGL and condensate reserves;
•	our ability to increase natural gas, NGL and condensate production and income through exploration and development;
•	drilling and operating risks;
•	counterparty credit risks;
•	the success of our drilling techniques in both conventional and unconventional reservoirs;
•	the success of the secondary and tertiary recovery methods we utilize or plan to employ in the future;
•	the number of potential well locations to be drilled, the cost to drill, and the time frame within which they will be drilled;
•	the ability of contractors to timely and adequately perform their drilling, construction, well stimulation, completion and production services;
•	the availability of equipment, such as drilling rigs, and infrastructure, such as transportation, pipelines, processing and midstream services;
•	the effects of adverse weather or other natural disasters on our operations;
•	competition in the oil and gas industry in general, and specifically in our areas of operations;
•	changes in our drilling plans and related budgets;
•	the success of prospect development and property acquisitions;
•	the success of our business and financial strategies, and hedging strategies;

•	uncertainties related to the legal and regulatory environment for our industry and our own legal proceedings and their outcome;
•	our ability to cure the deficiencies with respect to the continued listing standards of The NASDAQ Capital Market or any other exchange on which our securities trade; and
•	other factors discussed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.

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

All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Item 1.	Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except Share and per Share Data)

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Current Assets
Cash and Cash Equivalents	$5,075	$3,697
Accounts Receivable	25,264	25,448
Taxes Receivable	48	211
Short-Term Derivative Instruments	3,430	1,873
Inventory, Prepaid Expenses and Other	2,124	2,546
Total Current Assets	35,941	33,775
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	963,481	1,053,461
Unevaluated Oil and Gas Properties	207,821	215,794
Other Property and Equipment	21,863	21,401
Wells and Facilities in Progress	40,740	21,964
Pipelines	21,262	18,029
Total Property and Equipment	1,255,167	1,330,649
Less: Accumulated Depreciation, Depletion and Amortization	(419,500)	(475,205)
Net Property and Equipment	835,667	855,444
Other Assets	2,495	2,492
Long-Term Derivative Instruments	3,292	2,212
Total Assets	$877,395	$893,923
LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$36,838	$40,712
Current Maturities of Long-Term Debt	801	764
Accrued Liabilities	31,922	37,207
Short-Term Derivative Instruments	12,801	25,025
Total Current Liabilities	82,362	103,708
Long-Term Derivative Instruments	10,265	7,227
Senior Secured Line of Credit and Long-Term Debt, Net of Issuance Costs	106,573	113,785
Senior Notes, Net of Issuance Costs and Deferred Gain on Exchanges	650,758	641,762
Discount on Senior Notes, Net	(7,389)	(3,601)
Other Long-Term Debt	3,849	3,409
Other Deposits and Liabilities	8,262	8,671
Future Abandonment Cost	9,465	8,736
Total Liabilities	$864,145	$883,697
Commitments and Contingencies (See Note 12)
Stockholders’ Equity
Preferred Stock, $.001 par value per share, 100,000 shares authorized and 3,987 issued and outstanding on March 31, 2017 and December 31, 2016	$1	$1
Common Stock, $.001 par value per share, 200,000,000 shares authorized and 99,024,368 shares issued and outstanding on March 31, 2017 and 97,870,608 shares issued and outstanding on December 31, 2016	96	95
Additional Paid-In Capital	650,924	650,584
Accumulated Deficit	(637,771)	(640,454)
Total Stockholders’ Equity	13,250	10,226
Total Liabilities and Stockholders’ Equity	$877,395	$893,923

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, $ in Thousands, Except per Share Data)

	For the Three Months Ended March 31,
	2017	2016
OPERATING REVENUE
Natural Gas, NGL and Condensate Sales	$52,065	$25,673
Other Operating Revenue	6	13
TOTAL OPERATING REVENUE	52,071	25,686
OPERATING EXPENSES
Production and Lease Operating Expense	28,934	24,451
General and Administrative Expense	4,534	5,284
(Gain) Loss on Disposal of Assets	(1,834)	11
Impairment Expense	1,546	10,641
Exploration Expense	220	936
Depreciation, Depletion, Amortization and Accretion	15,468	16,511
Other Operating (Income) Expense	(21)	327
TOTAL OPERATING EXPENSES	48,847	58,161
INCOME (LOSS) FROM OPERATIONS	3,224	(32,475)
OTHER INCOME (EXPENSE)
Interest Expense	(9,143)	(13,030)
Gain on Derivatives, Net	8,381	4,049
Other Expense	(28)	-
Debt Exchange Expense	-	(8,480)
Gain on Extinguishments of Debt	249	—
TOTAL OTHER EXPENSE	(541)	(17,461)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	2,683	(49,936)
Income Tax Expense	-	(2,715)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	2,683	(52,651)
Loss From Discontinued Operations, Net of Income Taxes	—	(7,490)
NET INCOME (LOSS)	2,683	(60,141)
Preferred Stock Dividends	(598)	(2,105)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,085	$(62,246)
Earnings per common share:
Basic - Net Income (Loss) From Continuing Operations Attributable to Rex Energy Common Shareholders	$0.02	$(0.98)
Basic - Net Loss From Discontinued Operations Attributable to Rex Energy Common Shareholders	-	(0.13)
Basic - Net Income (Loss) Attributable to Rex Energy Common Shareholders	$0.02	$(1.11)
Basic - Weighted Average Shares of Common Stock Outstanding	97,687	56,003
Diluted - Net Income (Loss) From Continuing Operations Attributable to Rex Energy Common Shareholders	$0.02	$(0.98)
Diluted - Net Loss From Discontinued Operations Attributable to Rex Energy Common Shareholders	-	(0.13)
Diluted - Net Income (Loss) Attributable to Rex Energy Common Shareholders	$0.02	$(1.11)
Diluted - Weighted Average Shares of Common Stock Outstanding	97,687	56,003

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTHS ENDED MARCH 31, 2017

(Unaudited, in Thousands)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE December 31, 2016	97,871	$95	4	$1	$650,584	$(640,454)	$10,226
Non-Cash Compensation	—	—	—	—	60	—	60
Issuance of Common Stock for Debt Extinguishments	333	1	—	—	280	—	281
Issuance of Restricted Stock, Net of Forfeitures	820	—	—	—	—	—	—
Net Income	—	—	—	—	—	2,683	2,683
BALANCE March 31, 2017	99,024	$96	4	$1	$650,924	$(637,771)	$13,250

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, $ in Thousands)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$2,683	$(60,141)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Depreciation, Depletion, Amortization and Accretion	15,468	19,408
Gain on Derivatives	(8,381)	(4,049)
Cash Settlements of Derivatives	(3,443)	12,994
Equity-based Compensation Expense	71	(21)
Non-cash Exploration Expenses	11	843
Impairment Expense	1,546	14,184
Amortization of net Bond Discount and Deferred Debt Issuance Costs	—	547
Non-cash Interest Expense related to Debt Restructurings and Exchanges	6,081	—
Gain on Extinguishments of Debt	(249)	—
Gain on Sale of Assets	(1,834)	(30)
Other Non-cash Income	(66)	(29)
Deferred Income Tax Expense	—	2,092
Changes in operating assets and liabilities
Accounts Receivable	5,341	(4,873)
Inventory, Prepaid Expenses and Other Assets	422	660
Accounts Payable and Accrued Liabilities	(6,989)	(308)
Other Assets and Liabilities	(139)	(170)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,522	(18,893)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	24,329	71
Proceeds from Joint Venture for Reimbursement of Capital Costs	—	19,461
Acquisitions of Undeveloped Acreage	(299)	(5,266)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(25,476)	(15,068)
NET CASH USED IN INVESTING ACTIVITIES	(1,446)	(802)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Line of Credit	21,500	46,500
Repayments of Long-Term Debt and Line of Credit	(28,500)	—
Repayments of Loans and Other Notes Payable	(131)	(184)
Debt Issuance Costs	(567)	(2,821)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(7,698)	43,495
NET INCREASE IN CASH	1,378	23,800
CASH – BEGINNING	3,697	1,091
CASH – ENDING	$5,075	$24,891
CASH AND CASH EQUIVALENTS ATTRIBUTABLE TO CONTINUING OPERATIONS	$5,075	$24,891
SUPPLEMENTAL DISCLOSURES
Interest Paid, net of capitalized interest	$1,541	$22,479
Cash Received for Income Taxes	$(163)	—
Capital Expenditures for Development of Oil & Gas Properties and Equipment Attributable to Discontinued Operations	—	$566
NON-CASH ACTIVITIES
Change in fair value of contingent consideration receivable - sale of Illinois Basin	$(1,417)	—
Proceeds held in Escrow - non-cash component of Gain on Sale of Assets	$5,000
Increase (Decrease) in Accrued Liabilities for Capital Expenditures	$(3,040)	$2,830
Increase Long Term Debt - Equipment Financing	$607	—
Increase in Senior Notes carrying value net of Issuance Costs, Deferred Gain on Exchanges, and Net Discount due to Debt to Equity Conversions	$5,208	—
Decrease in Bond Interest Payable due to Debt to Equity Conversions	$(11)	—
Increase in Common Stock outstanding due to Debt to Equity Conversions	$281	$6,476

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

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of all of our wholly owned subsidiaries. We report our interests in natural gas, NLG and condensate properties using the proportional consolidation method of accounting. All intercompany balances and transactions have been eliminated. Unless otherwise indicated, all references to “Rex Energy Corporation,” “our,” “we,” “us” and similar terms refer to Rex Energy Corporation and its subsidiaries together. In preparing the accompanying Consolidated Financial Statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies.

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

Certain amounts and disclosures have been condensed or omitted from these Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these interim financial statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Discontinued Operations

In 2016, we divested all of our Illinois Basin assets and operations. The sale closed in August 2016, with an effective date of July 1, 2016. As a result of this transaction, the 2016 results of operations of our Illinois Basin operations have been classified as Discontinued Operations in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016.

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

Accretion expense totaled $0.6 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. These amounts are recorded as depreciation, depletion, amortization and accretion (“DD&A”) expense on our Consolidated Statements of Operations. We account for future abandonment costs that relate to wells that are drilled jointly based on our working interest in those wells.

($ in Thousands)	March 31, 2017
Beginning Balance at January 1, 2017	$9,865
Future Abandonment Obligation Incurred	$1,034
Future Abandonment Obligation Settled	$(112)
Future Abandonment Obligation Cancelled or Sold	$(262)
Future Abandonment Obligation Revision of Estimated Obligation	$57
Future Abandonment Obligation Accretion Expense	$570
Total Future Abandonment Cost[1]	$11,152

1 Includes approximately $1.7 million of short-term future abandonment costs, which are classified as Accrued Liabilities on our Consolidated Balance Sheet.

3. DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE

Illinois Basin Operations

On June 14, 2016, we, through our wholly owned subsidiaries, Penntex Resources Illinois, LLC, Rex Energy I, LLC, Rex Energy IV, LLC, Rex Energy Marketing, LLC, R. E. Ventures Holdings, LLC, and Rex Energy Operating Corp. (collectively, “Rex”), entered into a Purchase and Sale Agreement (the “Agreement”) with Campbell Development Group, LLC (“Campbell”). Pursuant to the Agreement, Campbell agreed to purchase, subject to certain parameters and provisions for adjustment customary for transactions of this type, all of our oil and gas-related properties and assets, both operated and non-operated, in the Illinois Basin on an as-is, where-is basis. Closing occurred on August 18, 2016, with an effective date for the transaction of July 1, 2016. We received a purchase deposit of $2.5 million from Campbell in June and received the additional proceeds of approximately $38.0 million during the third and fourth quarters of 2016. An addendum executed in conjunction with the Agreement allowed for the Company to receive from Campbell potential additional proceeds of up $9.9 million, in installments of $0.9 million per quarter, over the period beginning with the quarter ended December 31, 2016, and ending with the quarter ending June 30, 2019.  For the proceeds to become payable by Campbell in any of the eleven individual quarters, the average spot price of West Texas Intermediate (“WTI”) as published by the New York Mercantile Exchange must be in excess of the amount shown in the table below for the applicable quarter. As of March 31, 2017, the first two of the eleven quarterly measurement periods have expired with the calculated average spot price of WTI below the threshold price stipulated in the agreement. Consequently, we did not receive any additional proceeds related to those measurement periods.  As of March 31, 2017, we have the potential to receive up to $8.1 million of additional proceeds, during the nine remaining measurement periods. For additional information, see Note 8, Derivative Instruments and Fair Value Measurements, to our Consolidated Financial Statements.

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

Included in the sale were approximately 76,000 net acres in Illinois, Indiana and Kentucky and production of approximately 1,700 net barrels per day.  The sale transaction resulted in a full divestiture of our Illinois Basin assets, and an exit from our Illinois Basin operations.  As of March 31, 2017 and December 31 2016, we had no remaining assets or liabilities related to our former Illinois

Basin operations. The results of operations of our Illinois Basin operations are reported as Discontinued Operations for the three month period ended March 31, 2016, in our Consolidated Statements of Operations.

Summarized financial information for Discontinued Operations related to our Illinois Basin operations is set forth in the tables below, and does not reflect the costs of certain services provided. Such indirect costs, which were not allocated to the Discontinued Operations, were for services, including legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support. The sale of our Illinois assets and operations does not include any of our derivative contracts or positions related to our Illinois Basin revenues or production.  No derivative positions or activity has been attributed to or included in Discontinued Operations for the three month periods ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
($ in Thousands)	2017	2016
Revenues:
Oil Sales	$—	$4,821
Total Operating Revenue	—	4,821
Costs and Expenses:
Production and Lease Operating Expense	—	5,698
General and Administrative Expense	—	778
Gain on Disposal of Assets	—	(42)
Impairment Expense	—	3,543
Exploration Expense	—	58
Depreciation, Depletion, Amortization and Accretion	—	2,897
Interest Expense	—	2
Other Income	—	(1)
Total Costs and Expenses	—	12,933
Loss From Discontinued Operations, Before Income Taxes	—	(8,112)
Income Tax Benefit	—	622
Loss From Discontinued Operations, Net of Taxes	$—	$(7,490)
Production:
Crude Oil (Bbls)	—	158,304

4. BUSINESS AND OIL AND GAS PROPERTY DISPOSITIONS

Benefit Street Partners, LLC

On March 1, 2016, we entered into a joint exploration and development agreement with an affiliate of Benefit Street Partners, LLC (“BSP”) to jointly develop 58 specifically designated wells in our Moraine East and Warrior North operated areas. BSP agreed to participate in and fund 15.0% of the estimated well costs for 16 designated wells in Butler County, Pennsylvania, all of which have already been drilled, completed, placed in sales and paid for by BSP. BSP also agreed to participate in and fund 65.0% of the estimated well costs for six designated wells in Warrior North, Ohio, all of which have been drilled, completed, placed in sales and paid for by BSP. BSP also has the option to participate in the development of 36 additional wells and would fund 65.0% of the estimated well costs for the designated wells in return for a 65.0% working interest. To date, BSP has exercised its option to participate in 23 of these additional wells. Consideration for this transaction could be up to $175.0 million with approximately $134.0 million committed as of March 31, 2017. BSP has paid approximately $86.7 million for its interest in elected wells as of March 31, 2017. The remainder of the proceeds will be received as additional wells are drilled to total depth or placed in sales.  BSP earns an assignment of 15%-20% working interest in acreage located within each of the units in which it participates. As of March 31, 2017, 30 of the 45 committed wells were in line and producing and 15 wells were drilled and awaiting completion.

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

Diversified Oil & Gas, LLC

On May 20, 2016, we entered into a Purchase and Sale Agreement (the “PSA”) with Diversified Oil and Gas, LLC (“DOG”). Pursuant to the PSA, DOG purchased all of our conventional operated oil and gas-related properties and related pipeline assets located in Pennsylvania and assumed all future abandonment liability associated with the assets. Closing occurred on May 20, 2016, with an effective date for the transaction of May 1, 2016. We received proceeds at closing of approximately $0.1 million. Included in the sale were approximately 300 wells, pipelines and support equipment. The sale of well properties generated approximately $4.6 million of gain in the second quarter of 2016 due to the elimination of our future abandonment liability associated with wells and pipelines sold to DOG.  The gain, which is included in Gain on Disposal of Assets on our Consolidated Statement of Operations, is reported net of approximately $0.2 million of uncollectible accounts receivable written off in conjunction with the sale.

Illinois Basin Operations

As described in Note 3, Discontinued Operations/Assets Held for Sale, we sold our Illinois Basin assets and operations pursuant to a purchase and sale agreement with Campbell in August 2016.

Sale of Warrior South Assets

On January 11, 2017, we, together with MFC Drilling, Inc. (“MFC”), and ABARTA Oil & Gas Co., Inc. (“ABARTA”) (together, the “Sellers”) sold substantially all of our jointly owned oil and gas interests in Noble, Guernsey, and Belmont Counties, Ohio, to Antero Resources Corporation (“Antero”). These interests comprised our Warrior South development area. The effective date for the transaction is October 1, 2016. The sales agreement includes representations, warranties, covenants and agreements as well as various provisions for purchase price and post-closing adjustments customary for transactions of this type. Total consideration for the transaction was approximately $50.0 million, with approximately $29.1 million net to Rex, subject to customary closing and post-closing adjustments. We received approximately $24.1 million of proceeds on January 11, 2017.  Approximately $5.0 million of the total proceeds due to us will be held in escrow and will be released in January 2018, net of post-closing adjustments. The proceeds held in escrow are classified as accounts receivable on our Consolidated Balance Sheet as of March 31, 2017. The sale of assets resulted in a gain on disposal of assets of approximately $1.8 million in January 2017. This gain includes the additional proceeds held in escrow, that we anticipate receiving in January 2018. The sale of assets included 14 gross wells with associated production of 15 Mmcfe/d, with 9 Mmcfe/d net to us, and approximately 6,200 gross acres, with 4,100 acres net to us. This acreage was considered non-core to us. We used the proceeds from the transaction to pay down our revolving line of credit and for general corporate purposes.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. The amendments in this ASU affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by following five steps:

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

In March 2016, ASU 2014-09 was updated with ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08), which provides further clarification on the principal versus agent evaluation. ASU 2014-09 is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet and is effective for annual reporting periods, and interim periods within that reporting period, after December 15, 2017. Early adoption is not permitted. We continue to evaluate the available adoption methods. We are currently analyzing the potential impact of the standard on each of our revenue contracts by identifying differences between current recognition policies and the guidance set forth in the standard. As of March 31, 2017, we were still evaluating the potential impact of this standard on our results of operations and internal control environment.

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

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. For the three months ended March 31, 2017, approximately 95.8% of our commodity sales came from five purchasers, with the largest single purchaser accounting for 51.0% of commodity sales. We believe the growth in our Appalachian estimated proved reserves will help us to minimize our future risks by diversifying our ratio of condensate and gas sales as well as the quantity of purchasers.

7. LONG-TERM DEBT

Senior Credit Facility and Term Loan

As of March 31, 2017, we maintained a revolving credit facility, evidenced by a credit agreement dated March 27, 2013 and most recently amended on April 28, 2017 (the “Senior Credit Facility”) with Royal Bank of Canada, as Administrative Agent and the lenders from time to time parties thereto. Borrowings under the Senior Credit Facility were limited by a borrowing base that was determined in regard to our oil and gas properties. As of March 31, 2017, we had $110.7 million borrowings outstanding, and approximately $46.3 million in outstanding undrawn letters of credit on our borrowing base of $190.0 million. We had $117.7 million borrowings outstanding as of December 31, 2016. On April 28, 2017, we entered a first lien delayed-draw term loan (the “Term Loan”) and subsequently terminated and repaid the amounts outstanding under the Senior Credit Facility (see Note 18, Subsequent Event, to our Consolidated Financial Statements for additional information).

The Term Loan requires we meet certain financial requirements, on a quarterly basis, including a maximum “Ratio of Net Senior Secured Debt to EBITDAX”, a minimum “Ratio of EBITDAX to Interest Expense” and a minimum “PDP Coverage Ratio” (all terms in quotations as defined in the Term Loan). EBITDAX is a non-GAAP financial measure used by our management team and by other users of our financial statements, including our lenders, which adds to or subtracts from net income the following expenses or income for a given period to the extent deducted from or added to net income in such period: interest, income taxes, depreciation, depletion, amortization, unrealized gains and losses from derivatives, exploration expense and other similar non-cash or non-recurring activities. The Term Loan requires that as of the last day of any fiscal quarter, beginning with the quarter ending June 30, 2017, our “Ratio of Net Senior Secured Debt to EBITDAX” for the four fiscal quarters then ending to be greater than 3.25 to 1.00; provided that EBITDAX for the four fiscal quarters ending on June 30, 2017 shall be the EBITDAX for the two fiscal quarters then ending multiplied by two. Additionally, as of the last day of any fiscal quarter, beginning September 30, 2017 our “Ratio of EBITDAX to Interest Expense” for the trailing twelve months must be less than 1.0 to 1.0. Effective for the quarter ending March 31, 2018, the minimum “Ratio of EBITDAX to Interest Expense” will be 1.3 to 1.0. We will also be required to meet a minimum “PDP Coverage Ratio” which stipulates that our PDP PV-10 value as of the last day of any fiscal quarter ending on or after December 31, 2017 may not be less than 1.65 to 1.00. Management currently anticipates being in compliance with these financial covenants for at least the next twelve months.

In order to improve our liquidity positions to meet the financial requirements under our Term Loan and to meet other outstanding obligations, we are currently pursuing or considering a number of actions, which in certain cases may involve current investors, affiliates of the Company, and/or other financing or strategic counterparties, which may include refinancing of existing debt, debt-for-debt or debt-for-equity exchanges, or other in- and out-of-court restructuring transactions. There can be no assurance that sufficient liquidity will be raised from any such transactions or that any such transactions can or will be consummated within the period needed to meet our obligations.

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

In exchange for $324.0 million in aggregate principal amount of the 2020 Notes, representing approximately 92.6% of the outstanding aggregate principal amount of the 2020 Notes, and $309.1 million in aggregate principal amount of the 2022 Notes, representing approximately 95.1% of the outstanding aggregate principal amount of the 2022 Notes, we issued (i) $633.2 million aggregate principal amount of New Notes and (ii) 8.4 million Shares, which had a fair value of $6.5 million upon issuance. An additional $0.5 million aggregate principal amount of New Notes were issued to holders who were ineligible to accept Shares. In addition, upon closing, we paid in cash accrued and unpaid interest on the Existing Notes accepted in the Exchange from the applicable last interest payment date totaling approximately $12.8 million. The remaining Existing Notes will continue to accrue interest at their historical rates. The New Notes will bear interest at a rate of 1.0% per annum for the first three semi-annual interest payments after issuance and 8.0% per annum thereafter, payable in cash. Interest payments are due on April 1 and October 1 of each year, beginning October 1, 2016 and ending October 1, 2020. In connection with the Exchange, we incurred approximately $9.1 million in third-party debt issuance costs during the year ended December 31, 2016. These costs were recorded as Debt Exchange Expense in our Consolidated Statement of Operations.

Following the completion of the Exchange, we entered into debt-for equity exchanges during the remainder of 2016, with certain holders of our Existing Notes, as well as holders of our New Notes, in exchange for unrestricted shares of our common stock.  These exchanges resulted in the retirement of $27.7 million of our remaining Existing Notes and $45.7 million of our outstanding New Notes, in exchange for the issuance of a total of approximately 22.7 million shares of unrestricted common stock during the year ended December 31, 2016. In the three months ended March 31, 2017, we completed debt-for equity exchanges with certain holders of our Existing Notes.  These exchanges resulted in the retirement of approximately $0.5 million of our remaining Existing Notes, in exchange for approximately 0.3 million shares of unrestricted common stock. The exchanged notes were subsequently cancelled, resulting in a gain to the Company for the three months ended March 31, 2017 of approximately $0.2 million, presented as Gain on Extinguishments of Debt in our Consolidated Statements of Operations.

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

Our Existing Notes and New Notes (collectively, the “Senior Notes”) are recorded as Senior Notes, Net of Issuance Costs and Deferred Gain on Exchanges on our Consolidated Balance Sheets.

The Senior Notes are governed by indentures (the “Indentures”), which contain affirmative and negative covenants that are customary for instruments of this nature, including restrictions or limitations on our ability to incur additional debt, pay dividends, purchase or redeem stock or subordinated indebtedness, make investments, create liens, sell assets, merge with or into other companies or transfer substantially all of our assets, unless those actions satisfy the terms and conditions of the Indentures or are otherwise excepted or permitted.  Certain of the limitations in the Indentures, including our ability to incur debt, pay dividends or make other restricted payments, become more restrictive in the event our ratio of consolidated cash flow to fixed charges for the most recent trailing four quarters (the “Fixed Charge Coverage Ratio”) is less than 2.25 to 1.00.  As of March 31, 2017, our Fixed Charge Coverage Ratio was 1.26 to 1.00.  We expect our Fixed Charge Coverage Ratio to improve based on our projections of decreased interest expense related to the New Notes. As of March 31, 2017, we were limited to incurring approximately $112.2 million of additional debt due to our Fixed Charge Coverage Ratio. The Indentures also contain customary events of default. In certain circumstances, the individual Trustees or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately.

As of March 31, 2017 and December 31, 2016, we had recorded on our Consolidated Balance Sheets approximately $7.4 million and $3.6 million, respectively, of net discount related to the Senior Notes. The amortization of our net premium during the three months ended March 31, 2017, which follows the effective interest method, was approximately $3.8 million, and was recorded as a credit to Interest Expense on our Consolidated Statements of Operations. Interest is payable semi-annually on our Existing Notes. Interest on the 2020 Notes is paid at a rate of 8.875% per annum on June 1 and December 1 of each year, while interest on the 2022 Notes is paid at a rate of 6.25% per annum on February 1 and August 1 of each year.

In addition to the Senior Credit Facility and the Senior Notes, we may, from time to time in the normal course of business finance assets such as vehicles, office equipment and leasehold improvements through debt financing at favorable terms. Long-term debt and other obligations consisted of the following at March 31, 2017 and December 31, 2016:

($ in Thousands)	March 31, 2017 (unaudited)	December 31, 2016
Senior Notes, Net of Issuance Costs and Deferred Gain on Exchanges (a)(c)	$650,758	$641,762
Discount on Senior Notes, Net	(7,389)	(3,601)
Senior Secured Line of Credit and Long-Term Debt, Net of Issuance Costs (b)(d)	106,573	113,785
Capital Leases and Other Obligations (d)	4,650	4,173
Total Debt	754,592	756,119
Less Current Portion of Long-Term Debt	(801)	(764)
Total Long-Term Debt	$753,791	$755,355
(a)	Includes unamortized debt issuance costs of approximately ($17.3) million and ($7.9) million as of March 31, 2017 and December 31, 2016, respectively.
(b)	Includes unamortized debt issuance costs of approximately $4.1 million and $3.9 million as of March 31, 2017 and December 31, 2016, respectively.
(c)

Includes unamortized deferred gain on debt exchange of approximately $32.8 million and $32.7 million as of March 31, 2017 and December 31, 2016, respectively, as a result of debt exchange transactions completed subsequent to the March 31, 2016 Exchange.

(d)

The Senior Credit Facility requires us to make monthly payments of interest on the outstanding balance of loans made under the agreement. The weighted average interest rate on borrowings under our Senior Credit Facility for the three months ended March 31, 2017 was approximately 3.7%. The average interest rate on our capital leases and other obligations for the three months ended March 31, 2017 was approximately 10.0%.

The following is the principal maturity schedule for debt outstanding as of March 31, 2017:

2017	$587
2018	908
2019	111,746
2020	596,565
2021	802
Thereafter	5,364
Total(a)	$715,972
(a)	Excludes $7.4 million net discount on Senior Notes, $32.8 million of deferred gain on Senior Notes, and ($13.2) million of debt issuance costs

8. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Our results of operations and operating cash flows are impacted by changes in market prices for oil, natural gas and NGLs. To mitigate a portion of the exposure to adverse market changes, we enter into oil, natural gas and NGL commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling, we make payments to our counterparties. We do not enter into these arrangements for speculative trading purposes. As of March 31, 2017 and December 31, 2016, our commodity derivative instruments consisted of fixed rate swap contracts, puts, collars, swaptions, deferred put spreads, cap swaps, calls, basis swaps and three-way collars. We did not designate these instruments as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as Gain on Derivatives, Net.

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

None of our commodity derivatives are designated for hedge accounting but are, to a degree, an economic offset to our commodity price exposure. We utilize the mark-to-market accounting method to account for these contracts. We recognize all gains and losses related to these contracts in the Consolidated Statements of Operations as Gain on Derivatives, Net under Other Expense. We paid net cash settlements of $3.4 million and received net cash settlements of $13.0 million in relation to our commodity derivatives during the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, we had over 100.0% of our annualized condensate production hedged through the remainder of 2017, over 100.0% of our annualized natural gas production hedged through the remainder of 2017, and over 100.0% of our annualized NGL production hedged through the remainder of 2017. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future drilling and completion or the natural decline of our natural gas, condensate and NGL production.

Contingent Consideration – Sale of Illinois Basin Operations

In conjunction with the sale of our Illinois Basin operations, we executed a contract with the buyer that would allow us to receive future cash payments from the buyer if index pricing targets as defined in the contract are achieved at specified future dates.  See Note3, Discontinued Operations / Assets Held for Sale, to our Consolidated Financial Statements for additional information regarding the terms of the contract. We have evaluated the contract and concluded that it meets the definition and requirements for accounting treatment as a derivative instrument, as prescribed in ASC 815-10-15-83. We recorded the contract at its initial fair value of approximately $1.2 million as additional consideration in the calculation of the gain on the sale of the assets. Fair value was determined through application of mathematical models designed to provide fair value estimates utilizing probability measures and the market index measures underlying the contract. The fair value will be adjusted at each future reporting period for the duration of the contract, which concludes June 30, 2019. As of March 31, 2017 and December 31, 2016, the contingent consideration contract was valued at $1.5 million and $2.9 million, respectively.

Interest Rate Derivatives

We are exposed to interest rate risk on our long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in the market interest rates which are lower than our current fixed rate. Variable rate debt, where the interest rate fluctuates, exposes us to changes in market interest rates, which may increase over time. As of March 31, 2017, and December 31, 2016, we had $110.7 million and $117.7 million outstanding under our Senior

Credit Facility, respectively, which is subject to variable rates of interest and $600.7 million and $601.2 million, respectively, of Senior Notes outstanding subject to fixed interest rates. See Note 7, Long-Term Debt, to our Consolidated Financial Statements for additional information on our Senior Credit Facility and Senior Notes.

As of March 31, 2017 and December 31, 2016, we did not have any interest rate derivatives outstanding. We utilize the mark-to-market accounting method to account for interest rate swap and swaptions. We recognize all gains and losses related to interest rate derivatives in the Consolidated Statements of Operations as Gain on Derivatives, Net under Other Expense.

The following table summarizes the location and amounts of gains and losses on our derivative instruments from continuing operations, none of which are designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
($ in Thousands)	2017	2016
Oil	$1,137	$325
Natural Gas	(59)	5,363
NGLs	8,720	(1,621)
Refined Products	—	(18)
Contingent Consideration	(1,417)	—
Gain on Derivatives, Net	$8,381	$4,049

Our derivative instruments are recorded on the balance sheet as either an asset or a liability, in either case measured at fair value. The fair value associated with our derivative instruments was a net liability of approximately $16.3 million and approximately $28.2 million at March 31, 2017 and December 31, 2016, respectively.

Our open asset/(liability) financial commodity derivative instrument positions at March 31, 2017 consisted of:

Period	Volume		Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2017 - Swaps	81,000	Bbls	$—	$—	$—	$53.00	$94
2017 - Deferred Put Spreads	15,000	Bbls	51.00	51.00	—	—	—
2017 - Collars	48,000	Bbls	—	45.00	57.20	—	—
2017 - Three-Way Collars	93,000	Bbls	40.16	49.68	61.50	—	108
2018 - Swaps	60,000	Bbls	—	—	—	54.00	186
2018 - Collars	18,000	Bbls	—	53.00	60.00	—	—
2018 - Three-Way Collars	60,000	Bbls	43.00	52.00	62.30	—	92
	375,000	Bbls					$480
Natural Gas
2017 - Swaps	11,000,000	Mcf	—	—	—	3.11	$(1,332)
2017 - Swaptions	2,400,000	Mcf	—	—	—	3.33	36
2017 - Cap Swaps	3,900,000	Mcf	2.35	—	—	2.81	(1,591)
2017 - Collars	1,700,000	Mcf	—	2.54	3.20	—	(382)
2017 - Three-Way Collars	17,510,000	Mcf	2.33	3.01	3.87	—	(133)
2017 - Calls	8,380,100	Mcf	—	—	4.51	—	(338)
2017 - Basis Swaps - Dominion South	16,405,000	Mcf	—	—	—	(0.80)	(2,467)
2017 - Basis Swaps - Texas Gas	14,600,000	Mcf	—	—	—	(0.13)	46
2018 - Swaps	12,585,000	Mcf	—	—	—	3.14	289
2018 - Swaptions	—	Mcf	—	—	—		(200)
2018 - Three-Way Collars	8,775,000	Mcf	2.30	2.89	3.58	—	(509)
2018 - Calls	16,489,900	Mcf	—	—	4.64	—	(753)
2018 - Collars	450,000	Mcf	—	3.20	3.65	—	(33)
2018 - Basis Swaps - Dominion South	18,980,000	Mcf	—	—	—	(0.80)	(3,417)
2018 - Basis Swaps - Texas Gas	14,600,000	Mcf				(0.13)	62
2019 - Swaps	900,000	Mcf	—	—	—	3.00	60
2019 - Basis Swaps - Dominion South	18,980,000	Mcf	—	—	—	(0.81)	(3,190)
2020 - Basis Swaps - Dominion South	13,542,000	Mcf	—	—	—	(0.80)	(1,551)
2021 - Basis Swaps - Dominion South	6,234,000	Mcf	—	—	—	(0.73)	(461)
2022 - Basis Swaps - Dominion South	3,650,000	Mcf	—	—	—	(0.72)	(460)
2023 - Basis Swaps - Dominion South	3,650,000	Mcf	—	—	—	(0.72)	(461)
2024 - Basis Swaps - Dominion South	3,650,000	Mcf	—	—	—	(0.72)	(460)
	198,381,000	Mcf					$(17,245)
NGLs
2017 - C3+ NGL Swaps	1,689,000	Bbls	—	—	—	0.71	$(2,455)
2017 - Ethane Swaps	840,000	Bbls	—	—	—	0.25	(237)
2018 - C3+ NGL Swaps	1,068,000	Bbls	—	—	—	0.76	1,684
2018 - Ethane Swaps	660,000	Bbls	—	—	—	0.31	(15)
2019 - Ethane Swaps	240,000	Bbls	—	—	—	0.31	(75)
	4,497,000	Bbls					$(1,098)

The combined fair value of derivatives, none of which are designated or qualifying as hedges, included in our Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 is summarized below:

	March 31,	December 31,
($ in Thousands)	2017	2016
Short-Term Derivative Assets:
Crude Oil—Three-Way Collars	131	—
Crude Oil—Swaps	175	—
NGL—Swaps	1,291	—
Natural Gas—Swaps	453	206
Natural Gas—Cap Swaps	—	61
Natural Gas—Basis Swaps	132	232
Natural Gas—Three-Way Collars	523	151
Natural Gas—Swaption	170	—
Contingent Consideration - Sale of Illinois Basin	555	1,223
Total Short-Term Derivative Assets	$3,430	$1,873
Long-Term Derivative Assets:
Crude Oil—Three-Way Collars	$69	$—
Crude Oil—Swaps	$143
NGL—Swaps	1,177	—
Natural Gas—Swaps	707	206
Natural Gas—Basis Swaps	99	293
Natural Gas—Three-Way Collars	133	—
Contingent Consideration - Sale of Illinois Basin	964	1,713
Total Long-Term Derivative Assets	$3,292	$2,212
Total Derivative Assets	$6,722	$4,085
Short-Term Derivative Liabilities:
Crude Oil—Collars	—	(86)
Crude Oil—Deferred Put Spread	—	(9)
Crude Oil—Three-Way Collars		(132)
Crude Oil—Swaps	(19)	(220)
NGL—Swaps	(3,566)	(9,895)
Natural Gas—Three-Way Collars	(889)	(2,397)
Natural Gas—Cap Swaps	(1,591)	(3,364)
Natural Gas—Collars	(415)	(873)
Natural Gas—Basis Swaps	(3,561)	(640)
Natural Gas—Call	(527)	(1,478)
Natural Gas—Swaption	(184)	(1,258)
Natural Gas—Swaps	(2,049)	(4,673)
Total Short - Term Derivative Liabilities	$(12,801)	$(25,025)
Long-Term Derivative Liabilities:
Crude Oil—Three-Way Collars		(58)
Crude Oil—Swaps	(19)	(146)
NGL—Swaps	—	(2,200)
Natural Gas—Swaps	(94)	(1,004)
Natural Gas—Swaption	(150)	(167)
Natural Gas—Basis Swaps	(9,028)	(1,260)
Natural Gas—Collars	—	(115)
Natural Gas—Call	(565)	(491)
Natural Gas—Three-Way Collars	(409)	(1,786)
Total Long-Term Derivative Liabilities	$(10,265)	$(7,227)
Total Derivative Liabilities	$(23,066)	$(32,252)

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

Our Level 2 fair value measurements are comprised of our derivative contracts and are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors, interest rates and discount rates, or can be confirmed from other active markets. The fair values recorded as of March 31, 2017 and December 31, 2016, were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party.

We had no Level 3 commodity derivative contracts outstanding as of March 31, 2017 or December 31, 2016.

The fair value of our derivative instruments may be different from the settlement value based on company-specific inputs, such as credit ratings, futures markets and forward curves, and readily available buyers and sellers for such assets and liabilities. During the three months ended March 31, 2017 and 2016, there were no transfers into or out of Level 1 or Level 2 measurements. The following table presents the fair value hierarchy table for assets and liabilities measured at fair value:

		Fair Value Measurements at March 31, 2017
($ in Thousands)	Total Carrying Value as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives	$(16,344)	$—	$(16,344)	$—

		Fair Value Measurements at December 31, 2016
($ in Thousands)	Total Carrying Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives	$(28,167)	$—	$(28,167)	$—

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

The value of our oil derivatives are comprised of three-way collar, call protected swap and deferred put spread contracts for notional barrels of oil at interval New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The fair values attributable to our oil derivatives as of March 31, 2017 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil and (iii) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our gas derivatives are comprised of swap, collars, swaption, three way collar, basis swap, cap swap, call and put spread contracts for notional volumes of gas contracted at NYMEX Henry Hub (“HH”). The fair values attributable to our gas derivative contracts as of March 31, 2017 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our NGL derivatives are comprised of swaps for notional volumes of NGLs contracted at NYMEX Mont Belvieu. The fair values attributable to our NGL derivative contracts as of March 31, 2017 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for Mont Belvieu, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative instruments are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

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

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value in our Consolidated Financial Statements:

	March 31, 2017		December 31, 2016
($ in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes, Net of Issuance Costs	$650,758	$253,796	$641,762	$147,605
Secured Line of Credit, Net of Issuance Costs	106,573	106,573	113,785	113,785
Capital Leases and Other Obligations	4,650	3,129	4,173	3,234
Total	$761,981	$363,498	$759,720	$264,624

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

Other Fair Value Measurements

During the three months ended March 31, 2017 and 2016, we recorded other than temporary impairments of $1.5 million and $10.6 million, respectively, related to proved and unproved properties. We utilize quoted futures prices and other observable market data in determining the fair value. The inputs used in determining fair value as a part of the impairment expense calculation are considered to be Level 3 within the fair value hierarchy. For additional information on our impairment expense, see Note 15, Impairment Expense, to our Consolidated Financial Statements.

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

Income tax included in continuing operations was as follows:

	Three Months Ended March 31, 2017
($ in Thousands)	2017	2016
Income Tax Benefit	$—	$(2,715)
Effective Tax Rate	0.0%	-5.4%

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

For the three months ended March 31, 2017, the estimated annual effective tax rate applied to ordinary losses from continuing operations was 0.0% due to the recording of full valuation allowances against the tax benefits generated by pretax losses, resulting in recognition of no tax benefit for the period. The estimated annual effective tax rate differs from the U.S. statutory rate of 35.0% primarily due to the effect of having full valuation allowances recorded against our deferred tax assets.

For the three months ended March 31, 2016, the estimated annual effective tax rate applied to ordinary losses from continuing operations was -5.4%.  The estimated annual effective tax rate differs from the U.S. statutory rate of 35.0% primarily due to the effect of having full valuation allowances recorded against our deferred tax assets coupled with recognizing tax benefits in continuing operations for the effect of taxable income generated by our discontinued operations. To a lesser extent, the annual effective rate is also influenced by alternative minimum tax with no corresponding deferred tax benefit due to the full valuation allowance, and state taxes in certain tax paying jurisdictions.  The Company’s alternative minimum tax due for 2016 is driven primarily by cancellation of debt income of $543.2 million related to the Senior Note exchanges discussed in Note 7, Long-Term Debt, to our Consolidated Financial Statements. The Company recorded an expense for income taxes from continuing operations of $2.7 million, for federal and state income taxes for the three months ended March 31, 2016.

Income tax payments made during the three months ended March 31, 2017 and 2016 were negligible.  Tax refunds received during the three months ended March 31, 2017 were approximately $0.2 million, and refunds received during the three months ended March 31, 2016 were negligible.

10. CAPITAL STOCK

Common Stock

On May 27, 2016, the Company’s common shareholders approved an increase in the number of authorized shares from 100,000,000 to 200,000,000 common shares.  As of March 31, 2017, we have authorized capital stock of 200,000,000 shares of common stock and 100,000 shares of preferred stock. As of March 31, 2017 and December 31, 2016, shares of common stock issued and outstanding totaled 99,024,368 and 97,870,608, respectively.  During the three months ended March 31, 2017, we issued approximately 0.3 million shares of our common stock in conjunction with debt for equity exchanges completed with certain holders of our Senior Notes.  See Note 7, Long-Term Debt, to our Consolidated Financial Statements for additional information regarding our debt and equity exchanges.

Preferred Stock

As of March 31, 2017 and December 31, 2016, shares of our 6.0% Convertible Perpetual Preferred Stock, Series A, par value $0.001 per share (“Series A Preferred Stock”), issued and outstanding totaled 3,987 and 3,987, respectively. During the three months ended March 31, 2016, 3,264 shares of Series A Preferred Stock were converted into approximately 1.8 million shares of common stock pursuant to the terms of the Series A Preferred Stock, and through negotiated exchanges with certain holders of the Series A Preferred Shares. See Note 13, Earnings Per Common Share, to our Consolidated Financial Statements, for additional information regarding the effect of the preferred stock conversions on Net Income (Loss) Attributable to Common Shareholders.

The annual dividend on each share of the Series A Preferred Stock is 6.0% per annum on the liquidation preference of $10,000 per share and is payable quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year.

We pay cumulative dividends, when and if declared, in cash, stock or a combination thereof, on a quarterly basis at a rate of $600 per share, or 6.0%, per year. Dividends that are not declared and paid in accordance with the quarterly schedule will accumulate from the most recent date upon which dividends were paid but will not bear interest. In February 2016, we suspended our quarterly dividend payment. No dividend was declared by our board of directors in 2016. As of March 31, 2017, accumulated dividends in arrears totaled $3.0 million.  While the accumulation does not result in the presentation of a liability on the Consolidated Balance Sheets, the accumulation of unpaid dividends during the current reporting period are included in our Net Income (Loss) in the determination of Net Income (Loss) Attributable to Common Shareholders and related earnings per share calculations.

If dividends are in arrears and unpaid for six or more quarterly periods (whether or not consecutive), the holders of the shares of Series A Preferred Stock will have the right to elect two additional directors to serve on our board of directors.

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

Stock Options

During the three months ended March 31, 2017, no new options to purchase shares of our common stock were granted. During the three months ended March 31, 2016, we issued 851,422 options to purchase shares of our common stock to 29 employees.  Stock-based compensation expense from continuing operations relating to stock options outstanding for the three months ended March 31, 2017 was $0.1 million. Stock-based compensation expense from continuing operations relating to stock options outstanding for the three months ended March 31, 2016 was negligible. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense. There were no stock options exercised during the three months ended March 31, 2017. There was no tax benefit related to stock option exercises for each of the three-month periods ended March 31, 2017 and 2016.

A summary of the status of our issued and outstanding stock options as of March 31, 2017 is as follows:

	Outstanding		Exercisable
Exercise Price	Number Outstanding at March 31, 2017	Weighted-Average Exercise Price	Number Exercisable at March 31, 2017	Weighted-Average Exercise Price
$0.97	27,500	$0.97	—	$0.97
$1.69	753,428	$1.69	251,135	$1.69
$4.05	40,000	$4.05	—	$4.05
$4.90	40,000	$4.90	6,666	$4.90
$5.04	46,041	$5.04	46,041	$5.04
$9.50	75,000	$9.50	75,000	$9.50
$9.99	129,583	$9.99	129,583	$9.99
$10.42	29,548	$10.42	29,548	$10.42
$22.34	30,000	$22.34	30,000	$22.34
	1,171,100	$4.16	567,973	$6.47

The weighted average remaining contractual term for options outstanding at March 31, 2017 was 4.5 years and there was no aggregate intrinsic value. The weighted average remaining contractual term for options exercisable at March 31, 2017 was 3.2 years and there was no aggregate intrinsic value.  As of March 31, 2017, unrecognized compensation expense related to stock options was $0.2 million.

Restricted Stock Awards

During the three-month period ended March 31, 2017, the Compensation Committee approved the issuance of an aggregate of 1,012,242 shares of restricted common stock to 28 employees. During the three-month period ended March 31, 2016, the Compensation Committee approved the issuance of an aggregate of 420,901 shares of restricted stock to 22 employees. Certain of our outstanding restricted stock awards granted in 2015 are subject to market-based vesting through a calculation of total shareholder return (“TSR”) of our common stock relative to a pre-defined peer group over a three-year period.

The weighted average fair value of the TSR awards granted as of December 31, 2015 was $2.56 per share. There have been no TSR awards granted subsequent to December 31, 2015.  Average fair values were estimated on the date of each grant using a Monte Carlo Simulation model that estimates the most likely outcome based on the terms of the award and used the following assumptions:

Year Ended December 31, 2015
Expected Dividend Yield	0.0%
Risk-Free Interest Rate	1.0%
Expected Volatility – Rex Energy	58.6%
Expected Volatility – Peer Group	29.8%-85.0%
Market Index	35.6%
Expected Life	Three Years

During the three months ended March 31, 2017, 179,519 performance stock awards were forfeited due to not meeting specified targets, which resulted in a net reversal of prior compensation expense of approximately $0.1 million for the quarter. Compensation expense from restricted stock awards associated with our continuing operations totaled $0.9 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively. During the first quarter of 2016, 235,573 performance stock awards were forfeited due to not meeting specified targets, which resulted in a net reversal of prior compensation expense of approximately $0.2 million for the quarter. As of March 31, 2017, total unrecognized compensation cost related to restricted common stock grants was approximately $1.4 million, which will be recognized over a weighted average period of 1.6 years.

A summary of the restricted stock activity for the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards, as of December 31, 2016	2,427,494	$2.63
Awards	1,012,242	0.52
Forfeitures	(191,353)	8.69
Vested	(384,236)	2.13
Restricted stock awards, as of March 31, 2017	2,864,147	$1.55

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

Other than as set forth below, there have been no significant changes with respect to the legal matters disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In June 2015, the trial court conducted a hearing on plaintiff’s motion for certification of a class in the Cardinale case.  In July 2015, the trial court denied plaintiffs’ motion for class certification.  Plaintiffs appealed the denial of class certification in September 2015.  In June 2016, the parties each presented arguments on the appeal before a three-judge panel of the Pennsylvania Superior Court (the “Superior Court”). In January 2017, the three-judge panel vacated the trial court’s denial of class certification and remanded the case to the trial court. We promptly applied for reconsideration or reargument with the entire Superior Court (en banc); however, that application was denied in March 2017.  In April 2017, we petitioned the Pennsylvania Supreme Court for an allowance of appeal to appeal the Superior Court’s decision.  As of the date of this filing, we have not received notice as to whether the Pennsylvania Supreme Court will allow the appeal.

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

We manage our exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. As of March 31, 2017, we know of no significant probable or possible environmental contingent liabilities.

Letters of Credit

As of March 31, 2017, we have posted $46.3 million in various letters of credit to secure our drilling and related operations.

Lease Commitments

As of March 31, 2017, we have lease commitments for various real estate leases. Rent expense is recognized on a straight-line basis and has been recorded in General and Administrative expense on our Consolidated Statements of Operations. Rent expense for the three months ended March 31, 2017 and 2016, was approximately $0.2 million and $0.3 million, respectively. Lease commitments by year for each of the next five years are presented in the table below:

($ in Thousands)
2017	$749
2018	565
2019	563
2020	422
2021	—
Thereafter	—
Total	$2,299

Capacity Reservation

We have a capacity reservation arrangement with a subsidiary of MarkWest Energy Partners, L.P. (“MarkWest”) to ensure sufficient capacity at the cryogenic gas processing plants owned by MarkWest in Butler County, Pennsylvania to process our produced natural gas. In the event that we do not utilize the plants to process quantities of gas sufficient to meet specified volume commitments, we may be obligated to pay approximately $14.1 million in 2017, $16.3 million in 2018, $16.3 million in 2019, $16.4 million in 2020, $16.3 million in 2021 and $80.4 million thereafter, assuming our average net revenue interest in the region of approximately 52%. Charges incurred for unutilized processing capacity with MarkWest during the three months ended March 31, 2017 and 2016 were $1.6 million and $0.6 million, respectively.

Operational Commitments

We have contracted drilling rig services for one rig to support our Appalachian Basin operations. The minimum cost to retain the rig would require gross payments of approximately $2.1 million in 2017 and $1.8 million in 2018, which would be partially offset by other working interest owners, which vary from well to well. We also have agreements for contracted completion services in the Appalachian Basin. The minimum gross cost to retain the completion services is approximately $0.5 million in 2017, which would be partially offset by other working interest owners, which vary from well to well.

Natural Gas Gathering, Processing and Sales Agreements

During the normal course of business, we have entered into certain agreements to ensure the gathering, transportation, processing and sales of specified quantities of our natural gas, NGLs and condensate. In some instances, we are obligated to pay shortfall fees, whereby we would pay a fee for any difference between actual volumes provided as compared to volumes that have been committed. In other instances, we are obligated to pay a fee on all volumes that are subject to the related agreement. In connection with our entry into certain of these agreements, we concurrently entered into a guaranty whereby we have guaranteed the payment of obligations under the specified agreements up to a maximum of $396.7 million through 2029.

For the three months ended March 31, 2017 and 2016, we incurred expenses related to the transportation, processing and marketing of our natural gas, condensate and NGLs of approximately $26.3 million and $21.5 million, respectively.  Expense related to these agreements makes up a substantial portion of our Lease Operating Expense, which we expect to continue as existing agreements commence and new transportation, processing and marketing agreements are entered that will enable us to sell our product. During the three months ended March 31, 2017 and 2016, we incurred approximately $0.7 million and $0.4 million, respectively, in fees related to unutilized capacity commitments. The unutilized commitment fees are related to undeveloped properties that we acquired during 2014. Minimum net obligations under these sales, gathering and transportation agreements for the next five years are as follows:

($ in Thousands)
2017	$32,822
2018	47,350
2019	47,522
2020	46,226
2021	43,285
Thereafter	479,768
Total	$696,973

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

All fees owed are due on April 1 of each year. For the three months ended March 31, 2017 and 2016, we recorded expense of approximately $0.8 million and $0.5 million, respectively. We record expenses related to the impact fees as Production and Lease Operating Expense. As of March 31, 2017, approximately $1.1 million was accrued for the 2016 impact fees and a portion of 2017 impact fees.

13. EARNINGS PER COMMON SHARE

Basic income (loss) per common share is calculated based on the weighted average number of common shares outstanding at the end of the period, excluding restricted stock with performance-based and market-based vesting criteria. Diluted income per common share includes the speculative exercise of stock options and performance-based restricted stock which contain conditions that are not earnings or market-based, given that the hypothetical effect is not anti-dilutive. For the three months ended March 31, 2017,, we excluded stock options to purchase 1.2 million shares of our common stock, due to exercise price of all exercisable outstanding options exceeding the average market price of our common shares during the period. For the three months ended March 31, 2016, we excluded stock options to purchase 1.3 million shares of our common stock, due to our Net Loss from Continuing Operations. For the three months ended March 31, 2017 and 2016, we excluded performance-based restricted stock of 0.4 million shares and 0.7 million shares, respectively, due to performance metrics that have not yet been attained (for additional information on our non-cash compensation plans, see Note 11, Employee Benefit and Equity Plans, to our Consolidated Financial Statements). We utilize the if-converted method for calculating the impact of our 6.0% Convertible Perpetual Preferred Stock on diluted earnings per share. Under the if-converted method, convertible preferred stock is assumed as converted to common shares for the weighted average period outstanding. For the three months ended March 31, 2017, we excluded the assumed conversion of preferred stock equating to approximately 2.2 million shares due to the antidilutive effect caused by the assumed conversion. During the three months ended March 31, 2016, we excluded the assumed conversion of preferred stock equating to approximately 7.1 million shares, due to our Net Loss from Continuing Operations. The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands, except per share amounts)	Three Months Ended March 31,
Numerator:	2017	2016
Net Income (Loss) From Continuing Operations	$2,683	$(52,651)
Net Loss From Discontinued Operations	—	(7,490)
Less: Preferred Stock Dividends	(598)	(2,105)
Net Income (Loss) Attributable to Common Shareholders	$2,085	$(62,246)
Denominator:
Weighted Average Common Shares Outstanding - Basic	97,687	56,003
Effect of Dilutive Securities:
Employee Stock Options	—	—
Employee Performance-Based Restricted Stock Awards	—	—
Effect of Assumed Conversions of Preferred Stock	—	—
Weighted Average Common Shares Outstanding - Diluted	97,687	56,003
Earnings per Common Share Attributable to Rex Energy Common Shareholders:
Basic — Net Income (Loss) From Continuing Operations	$0.02	$(0.98)
— Net Loss From Discontinued Operations	—	(0.13)
— Net Income (Loss) Attributable to Common Shareholders	$0.02	$(1.11)
Diluted — Net Income (Loss) From Discontinued Operations	$0.02	$(0.98)
— Net Loss From Discontinued Operations	—	(0.13)
— Net Income (Loss) Attributable to Common Shareholders	$0.02	$(1.11)

14. EQUITY METHOD INVESTMENTS

RW Gathering, LLC

We own a 40% non-operated interest in RW Gathering, LLC (“RW Gathering”), which owns gas-gathering assets to facilitate development in our natural gas operations. We did not make any capital contributions to RW Gathering during the first three months of 2017 and 2016.  RW Gathering recorded net losses from continuing operations of $0.5 million during each of the three months ended March 31, 2017 and 2016. The losses incurred were due to insurance fees, bank fees, rent expenses and depreciation expense. Historically, we recorded our share of the net losses on the Statements of Operations as Loss on Equity Method Investments. As of June 30, 2015, we discontinued applying the equity method of accounting for our share of net losses due to our investment being reduced to zero.

During the three months ended March 31, 2017 and 2016, we incurred approximately $0.2 million in compression expenses that were charged to us from Williams Production Appalachia, LLC. These costs are in relation to compression costs incurred by RW

Gathering and are recorded as Production and Lease Operating Expense on our Consolidated Statement of Operations. As of March 31, 2017 and December 31, 2016, there were no receivables or payables due between RW Gathering and us.

15. IMPAIRMENT EXPENSE

For the three months ended March 31, 2017 and 2016, impairment expenses for continuing operations incurred were approximately $1.5 million and $10.6 million, respectively. We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment. The expense incurred during the three months ended March 31, 2017 included approximately $0.8 million of undeveloped leases that expired or are expected to expire without being developed, the majority of which are in Butler County, Pennsylvania, and Warrior North in Ohio.  Impairments of unconventional proved properties in our Butler County operations totaled approximately $0.7 million during the first three months of 2017. The impairments were identified through an analysis of market conditions and future development plans that were in existence as of each period end, related to these properties, which indicated that the carrying value of the assets was not recoverable. The analysis included an evaluation of estimated future cash flows with consideration given to market prices for similar assets and future development plans.  Our estimates of future cash flows attributable to our properties could decline if commodity prices decline, which may result in our incurrence of additional impairment expense. As of March 31, 2017, we continued to carry the costs of undeveloped properties of approximately $207.8 million on our Consolidated Balance Sheet, which is primarily related to the Marcellus and Utica Shale and for which we have development, trade or lease extension plans.

The expense incurred during the first three months of 2016 included proved properties of approximately $10.6 million in impairment related to undeveloped leases that expired or are expected to expire without being developed, the majority of which are in Butler County, Pennsylvania and Warrior North in Ohio.

16. EXPLORATION EXPENSE

For the three months ended March 31, 2017 and 2016, exploration expenses for continuing operations incurred were approximately $0.2 million and $0.9 million, respectively. Approximately $0.1 million of the expense incurred in 2017 was due to geological and geophysical type expenditures and the remaining $0.1 million was due to delay rentals. Approximately $0.8 million of the expense incurred in 2016 was due to two exploratory wells that were abandoned at various stages, resulting in dry hole expense and the remaining 2016 expense of $0.1 million was due to geological and geophysical type expenditures.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2017, we had $600.7 million aggregate principal amount of outstanding Senior Notes, as shown in Note 7, Long-Term Debt, to our Consolidated Financial Statements. The Senior Notes are guaranteed by certain of our wholly-owned subsidiaries, or guarantor subsidiaries. Unless otherwise noted below, each of the following guarantor subsidiaries are wholly-owned by Rex Energy Corporation and have provided guarantees of the Senior Notes that are joint and several and full and unconditional as of March 31, 2017:

•	Rex Energy I, LLC
•	Rex Energy Operating Corporation
•	Rex Energy IV, LLC
•	PennTex Resources Illinois, Inc.
•	R.E. Gas Development, LLC

The non-guarantor subsidiaries include certain consolidated subsidiaries, including R.E. Disposal, LLC, Rex Energy Marketing, LLC and R.E. Ventures Holdings, LLC. We derive much of our business through and derive much of our income through our subsidiaries. Therefore, our ability to make required payments with respect to indebtedness and other obligations depends on the financial results and condition of our subsidiaries and our ability to receive funds from our subsidiaries. As of March 31, 2017, there were no restrictions on the ability of any of the guarantor subsidiaries to transfer funds to us. There may be restrictions for certain non-guarantor subsidiaries.

The following financial statements present condensed consolidating financial data for (i) Rex Energy Corporation, the issuer of the notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes, and (iv) eliminations necessary to arrive at our consolidated financial statements, which include condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, the condensed consolidating statements of operations for the three-month periods ended March 31, 2017 and 2016, and the condensed consolidating statements of cash flows for the three-month periods ended March 31, 2017 and 2016.

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 31, 2017

($ in Thousands)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
ASSETS
Current Assets
Cash and Cash Equivalents	$5,072	$—	$3	$—	$5,075
Accounts Receivable	25,264	—	—	—	25,264
Taxes Receivable	—	—	48	—	48
Short-Term Derivative Instruments	2,875	—	555	—	3,430
Inventory, Prepaid Expenses and Other	2,112	—	12	—	2,124
Total Current Assets	35,323	—	618	—	35,941
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	963,481	—	—	—	963,481
Unevaluated Oil and Gas Properties	207,821	—	—	—	207,821
Other Property and Equipment	21,863	—	—	—	21,863
Wells and Facilities in Progress	40,740	—	—	—	40,740
Pipelines	21,262	—	—	—	21,262
Total Property and Equipment	1,255,167	—	—	—	1,255,167
Less: Accumulated Depreciation, Depletion and Amortization	(419,500)	—	—	—	(419,500)
Net Property and Equipment	835,667	—	—	—	835,667
Other Assets	2,495	—	—	—	2,495
Intercompany Receivables	—	—	1,027,360	(1,027,360)	—
Investment in Subsidiaries – Net	(2,484)	—	(272,261)	274,745	—
Long-Term Derivative Instruments	2,329	—	963	—	3,292
Total Assets	$873,330	$—	$756,680	$(752,615)	$877,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$36,838	$—	$—	$—	$36,838
Current Maturities of Long-Term Debt	801	—	—	—	801
Accrued Liabilities	25,311	421	6,190	—	31,922
Short-Term Derivative Instruments	12,801	—	—	—	12,801
Total Current Liabilities	75,751	421	6,190	—	82,362
Long-Term Derivative Instruments	10,265	—	—	—	10,265
Senior Secured Line of Credit and Long-Term Debt, Net of Issuance Costs	—	—	106,573	—	106,573
Senior Notes, Net of Issuance Costs and Deferred Gain on Exchanges	—	—	650,758	—	650,758
Discount on Senior Notes, Net	—	—	(7,389)	—	(7,389)
Other Long-Term Debt	3,849	—	—	—	3,849
Other Deposits and Liabilities	8,262	—	—	—	8,262
Future Abandonment Cost	9,465	—	—	—	9,465
Intercompany Payables	1,023,697	3,663	—	(1,027,360)	—
Total Liabilities	1,131,289	4,084	756,132	(1,027,360)	864,145
Stockholders’ Equity
Preferred Stock	—	—	1	—	1
Common Stock	—	—	96	—	96
Additional Paid-In Capital	177,144	—	650,924	(177,144)	650,924
Accumulated Deficit	(435,103)	(4,084)	(650,473)	451,889	(637,771)
Total Stockholders’ Equity	(257,959)	(4,084)	548	274,745	13,250
Total Liabilities and Stockholders’ Equity	$873,330	$—	$756,680	$(752,615)	$877,395

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Natural Gas, NGL and Condensate Sales	$52,065	$—	$—	$—	$52,065
Other Operating Revenue	6	—	—	—	6
TOTAL OPERATING REVENUE	52,071	—	—	—	52,071
OPERATING EXPENSES
Production and Lease Operating Expense	28,934	—	—	—	28,934
General and Administrative Expense	4,461	—	73	—	4,534
Gain on Disposal of Assets	(1,834)	—	—	—	(1,834)
Impairment Expense	1,546	—	—	—	1,546
Exploration Expense	220	—	—	—	220
Depreciation, Depletion, Amortization and Accretion	15,468	—	—	—	15,468
Other Operating Expense	(21)	—	—	—	(21)
TOTAL OPERATING EXPENSES	48,774	—	73	—	48,847
INCOME (LOSS) FROM OPERATIONS	3,297	—	(73)	—	3,224
OTHER INCOME (EXPENSE)
Interest Expense	(365)	—	(8,778)	—	(9,143)
Gain (Loss) on Derivatives, Net	9,798	—	(1,417)	—	8,381
Other Expense	(28)	—	—	—	(28)
Gain on Extinguishment of Debt	—	—	249	—	249
Income From Equity in Consolidated Subsidiaries	—	—	12,702	(12,702)	—
TOTAL OTHER INCOME (EXPENSE)	9,405	—	2,756	(12,702)	(541)
INCOME BEFORE INCOME TAX	12,702	—	2,683	(12,702)	2,683
Income Tax Expense	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO REX ENERGY	$12,702	$—	$2,683	$(12,702)	$2,683

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,702	$—	$2,683	$(12,702)	$2,683
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Depletion, Amortization and Accretion	15,468	—	—	—	15,468
(Gain) Loss on Derivatives	(9,798)	—	1,417	—	(8,381)
Cash Settlements of Derivatives	(3,443)	—	—	—	(3,443)
Equity-based Compensation Expense	11	—	60	—	71
Non-cash Exploration Expense	11	—	—	—	11
Gain on Disposal of Assets	(1,834)	—	—	—	(1,834)
Gain on Extinguishment Debt	—	—	(249)	—	(249)
Non-cash Interest Expense related to Debt Restructurings and Exchanges	—	—	6,081	—	6,081
Impairment Expense	1,546	—	—	—	1,546
Other Non-cash Income	(66)	—	—	—	(66)
Changes in operating assets and liabilities
Accounts Receivable	5,174	—	167	—	5,341
Inventory, Prepaid Expenses and Other Assets	410	—	12	—	422
Accounts Payable and Accrued Liabilities	(8,298)	—	1,309	—	(6,989)
Other Assets and Liabilities	(139)	—	—	—	(139)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,744	—	11,480	(12,702)	10,522
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany loans to subsidiaries	(8,789)	—	(3,913)	12,702	—
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	24,329	—	—	—	24,329
Acquisitions of Undeveloped Acreage	(299)	—	—	—	(299)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(25,476)	—	—	—	(25,476)
NET CASH USED IN INVESTING ACTIVITIES	(10,235)	—	(3,913)	12,702	(1,446)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	—	21,500	—	21,500
Repayments of Long-Term Debt and Lines of Credit	—	—	(28,500)	—	(28,500)
Repayments of Loans and Other Long-Term Debt	(131)	—	—	—	(131)
Debt Issuance Costs	—	—	(567)	—	(567)
NET CASH USED IN FINANCING ACTIVITIES	(131)	—	(7,567)	—	(7,698)
NET INCREASE IN CASH	1,378	—	—	—	1,378
CASH – BEGINNING	3,694	—	3	—	3,697
CASH - ENDING	$5,072	$—	$3	$—	$5,075

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2016

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
ASSETS
Current Assets
Cash and Cash Equivalents	$3,694	$—	$3	$—	$3,697
Accounts Receivable	22,609	—	2,839	—	25,448
Taxes Receivable	—	—	211	—	211
Short-Term Derivative Instruments	650	—	1,223	—	1,873
Inventory, Prepaid Expenses and Other	2,521	—	25	—	2,546
Total Current Assets	29,474	—	4,301	—	33,775
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	1,053,461	—	—	—	1,053,461
Unevaluated Oil and Gas Properties	215,794	—	—	—	215,794
Other Property and Equipment	21,401	—	—	—	21,401
Wells and Facilities in Progress	21,964	—	—	—	21,964
Pipelines	18,029	—	—	—	18,029
Total Property and Equipment	1,330,649	—	—	—	1,330,649
Less: Accumulated Depreciation, Depletion and Amortization	(475,205)	—	—	—	(475,205)
Net Property and Equipment	855,444	—	—	—	855,444
Other Assets	2,492	—	—	—	2,492
Intercompany Receivables	—	—	1,035,713	(1,035,713)	—
Investment in Subsidiaries – Net	(2,388)	—	(127,974)	130,362	—
Long-Term Derivative Instruments	500	—	1,712	—	2,212
Total Assets	$885,522	$—	$913,752	$(905,351)	$893,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$40,712	$—	$—	$—	$40,712
Current Maturities of Long-Term Debt	764	—	—	—	764
Accrued Liabilities	32,328	421	4,458	—	37,207
Short-Term Derivative Instruments	25,025	—	—	—	25,025
Total Current Liabilities	98,829	421	4,458	—	103,708
Long-Term Derivative Instruments	7,227	—	—	—	7,227
Senior Secured Line of Credit and Long-Term Debt, Net of Issuance Costs	—	—	113,785	—	113,785
Senior Notes, Net of Issuance Costs and Deferred Gain on Exchanges	—	—	641,762	—	641,762
Discount on Senior Notes – Net	—	—	(3,601)	—	(3,601)
Other Long-Term Debt	3,409	—	—	—	3,409
Other Deposits and Liabilities	8,671	—	—	—	8,671
Future Abandonment Cost	8,736	—	—	—	8,736
Intercompany Payables	1,032,050	3,663	—	(1,035,713)	—
Total Liabilities	1,158,922	4,084	756,404	(1,035,713)	883,697
Stockholders’ Equity
Preferred Stock	—	—	1	—	1
Common Stock	—	—	95	—	95
Additional Paid-In Capital	177,144	—	650,584	(177,144)	650,584
Accumulated Deficit	(450,544)	(4,084)	(493,332)	307,506	(640,454)
Total Stockholders’ Equity	(273,400)	(4,084)	157,348	130,362	10,226
Total Liabilities and Stockholders’ Equity	$885,522	$—	$913,752	$(905,351)	$893,923

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED March 31, 2016

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Natural Gas, NGL and Condensate Sales	$25,673	$—	$—	$—	$25,673
Other Operating Revenue	13	—	—	—	13
TOTAL OPERATING REVENUE	25,686	—	—	—	25,686
OPERATING EXPENSES
Production and Lease Operating Expense	24,451	—	—	—	24,451
General and Administrative Expense	5,299	—	(15)	—	5,284
Loss on Disposal of Assets	11	—	—	—	11
Impairment Expense	10,641	—	—	—	10,641
Exploration Expense	936	—	—	—	936
Depreciation, Depletion, Amortization and Accretion	16,501	10	—	—	16,511
Other Operating Expense	327	—	—	—	327
TOTAL OPERATING EXPENSES	58,166	10	(15)	—	58,161
INCOME (LOSS) FROM OPERATIONS	(32,480)	(10)	15	—	(32,475)
OTHER INCOME (EXPENSE)
Interest Expense	(270)	—	(12,760)	—	(13,030)
Gain on Derivatives, Net	4,049	—	—	—	4,049
Debt Exchange Expense	—	—	(8,480)	—	(8,480)
Loss From Equity in Consolidated Subsidiaries	(8)	—	(38,151)	38,159	—
TOTAL OTHER INCOME (EXPENSE)	3,771	—	(59,391)	38,159	(17,461)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(28,709)	(10)	(59,376)	38,159	(49,936)
Income Tax Expense	(1,950)	—	(765)	—	(2,715)
LOSS FROM CONTINUING OPERATIONS	(30,659)	(10)	(60,141)	38,159	(52,651)
Income (Loss) From Discontinued Operations, Net of Income Tax	(7,492)	2	—	—	(7,490)
NET LOSS	(38,151)	(8)	(60,141)	38,159	(60,141)
Preferred Stock Dividends	—	—	(2,105)	—	(2,105)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(38,151)	$(8)	$(62,246)	$38,159	$(62,246)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(38,151)	$(8)	$(60,141)	$38,159	$(60,141)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Depreciation, Depletion, Amortization and Accretion	19,379	29	—	—	19,408
Gain on Derivatives, Net	(4,049)	—	—	—	(4,049)
Cash Settlements of Derivatives	12,994	—	—	—	12,994
Equity-based Compensation Expense	6	—	(27)	—	(21)
Non-cash Exploration Expense	843	—	—	—	843
Gain on Disposal of Assets	(30)	—	—	—	(30)
Amortization of net Bond Discount and Deferred Financing Costs	—	—	547	—	547
Deferred Income Tax Expense	1,326	1	765	—	2,092
Impairment Expense	14,184	—	14,184	(14,184)	14,184
Other Non-cash Income	(29)	—	—	—	(29)
Changes in operating assets and liabilities
Accounts Receivable	15,852	10	(20,735)	—	(4,873)
Inventory, Prepaid Expenses and Other Assets	648	—	12	—	660
Accounts Payable and Accrued Liabilities	1,921	21	(2,250)	—	(308)
Other Assets and Liabilities	(170)	—	—	—	(170)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	24,724	53	(67,645)	23,975	(18,893)
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany loans to subsidiaries	29	(21)	23,967	(23,975)	—
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	71	—	—	—	71
Proceeds from Joint Venture	19,461	—	—	—	19,461
Acquisitions of Undeveloped Acreage	(5,266)	—	—	—	(5,266)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(15,036)	(32)	—	—	(15,068)
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	(741)	(53)	23,967	(23,975)	(802)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	—	46,500	—	46,500
Repayments of Loans and Other Long-Term Debt	(184)	—	—	—	(184)
Debt Issuance Costs	—	—	(2,821)	—	(2,821)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(184)	—	43,679	—	43,495
NET INCREASE IN CASH	23,799	—	1	—	23,800
CASH – BEGINNING	1,089	—	2	—	1,091
CASH - ENDING	$24,888	$—	$3	$—	$24,891

18. SUBSEQUENT EVENTS

Term Loan and Retirement of Revolving Line of Credit

On April 28, 2017 (the “Effective Date”), we entered into the Term Loan with Angelo, Gordon Energy Servicer, LLC (“AGES”), as administrative agent (in such capacity, the “Administrative Agent”), AGES, as collateral agent (in such capacity, the “Collateral Agent”), Macquarie Bank Limited, as issuing bank (in such capacity, the “Issuing Bank”) and the lenders from time to time party thereto. The Term Loan amended and restated our existing amended and restated senior secured revolving credit agreement (the “Existing Credit Agreement”).  The Term Loan provides for (x) a $143,500,000 secured term loan facility (the “Term Facility”) and (y) a $156,500,000 secured delayed draw term loan facility (the “Delayed Draw Term Facility”), which includes a letter of credit subfacility (the “Letter of Credit Subfacility”).  The proceeds of the initial loans under the Term Loan were used for refinancing of loans under the Existing Credit Agreement and payment of fees and expenses related thereto; the proceeds of future loans under the Delayed Draw Term Facility may be used for cash collateralizing letters of credit under the Letter of Credit Subfacility and general corporate purposes.  The maximum commitments of the lenders under the Term Loan are currently limited to $300,000,000.  Amounts borrowed and repaid may not be reborrowed. The maturity date for the loans under the Term Facility and the loans drawn under the Delayed Draw Term Facility is the earlier of (a) April 28, 2021 and (b) the date that is six months prior to the maturity of the Company’s 1.00/8.00% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes”) unless less than $25,000,000 Second Lien Notes are then outstanding and no Event of Default (as defined in the Term Loan) exists on such date.  The commitments under the Delayed Draw Term Facility expire if not drawn prior to the earlier of (a) April 28, 2018 (which date may be extended for one year with lender consent) and (b) the date upon which the Borrower terminates such commitments.

Borrowings under the Term Loan bear interest at a rate per annum equal to the “Adjusted LIBO Rate” (subject to a 1.00% floor) plus an 8.75% per annum margin. The “Adjusted LIBO Rate” is equal to the product of: (i) three month LIBOR multiplied by (ii) the statutory reserve rate.  Upon the occurrence and continuance of an Event of Default all outstanding loans shall bear interest at a rate equal to 4.00% per annum plus the then-effective rate of interest. Interest is payable on the last Business Day of each March, June, September and December.

The Term Loan requires us to prepay the loans with 100% of the net cash proceeds received from certain asset sales, swap terminations, incurrences of borrowed money indebtedness, casualty events and equity issuances, subject to certain exceptions and specified reinvestment rights.  Prepayments based on 75% of excess cash flow are required until no more than $287,950,000 in Second Lien Notes remain outstanding, at which time, prepayments based on 50% of excess cash flow will be required.  Prepayments (including mandatory prepayments), terminations, refinancing, reductions and accelerations under the Term Loan are subject to (x) a yield maintenance amount equal to the interest which would have accrued on such prepaid, terminated, refinanced, reduced or accelerated amount during the period beginning on the date of such prepayment, termination, refinancing, reduction or acceleration and ending on the date that is 30 months after the Effective Date and (y) a call protection amount (a) during the period commencing on the Effective Date and ending on the date that is 30 months thereafter, in an amount equal to 3.0% of such prepaid, terminated, refinanced, reduced or accelerated amount and (b) during the period commencing on the date that is 30 months and 1 day after the Effective Date and ending on the date that is 36 months after the Effective Date, an amount equal to 1.0% of such prepaid, terminated, refinanced, reduced or accelerated amount.

The Term Loan contains covenants that restrict our ability to, among other things, materially change the nature of our business, make dividends, enter into transactions with affiliates, create or acquire additional subsidiaries, incur indebtedness, sell assets, make loans to others, make investments, enter into mergers, incur liens, and enter into agreements regarding swap and other derivative transactions.

The Term Loan also requires that we comply with the following financial covenants: (1) as of the last day of any fiscal quarter ending on or after December 31, 2017, the PDP Coverage Ratio (as defined in the Term Loan) will not be less than 1.65 to 1.00; (2) as of the last day of any fiscal quarter ending on or after March 31, 2017, the ratio of Net Senior Secured Debt (as defined in the Term Loan) as of such date to EBITDAX  (as defined in the Term Loan) for the period of four fiscal quarters then ending on such day will not be greater than 3.25 to 1.00 (provided that EBITDAX for the four fiscal quarters ending on (i) March 31, 2017 shall be EBITDAX for the fiscal quarter then ending multiplied by four and (ii) June 30, 2017 shall be EBITDAX for the two fiscal quarters then ending multiplied by two); and (3) as of the last day of any fiscal quarter ending on or after September 30, 2017, the ratio EBITDAX for the four fiscal quarters then ending to cash interest expense will not be less than (i) 1.00 to 1.00 for any fiscal quarter ending on or before December 31, 2017 and (ii) 1.30 to 1.00 for each fiscal quarter thereafter.

Our obligations under the Credit Agreement may be accelerated upon the occurrence of an Event of Default (as such term is defined in the Term Loan). Events of Default include customary events for a financing agreement of this type, including, without limitation, payment defaults, the inaccuracy of representations and warranties, defaults in the performance of affirmative or negative covenants, defaults on other indebtedness, bankruptcy or related defaults, defaults related to judgments and the occurrence of a Change of Control (as such term is defined in the Term Loan).

Obligations under the Term Loan are secured by mortgages on our oil and gas properties. In connection with the Term Loan, we, including our wholly owned subsidiaries, Rex Energy I, LLC, Rex Energy Operating Corp., PennTex Resources Illinois, Inc., Rex Energy IV, LLC, and R.E. Gas Development, LLC (collectively, the “Guarantors” and together with us, the “Grantors”), entered into an amended and restated guaranty and collateral agreement, dated as of April 28, 2017, in favor of the Collateral Agent for the lenders from time to time party to the Term Loan, the secured swap parties and the Issuing Bank (the “Guaranty and Collateral Agreement”).  Pursuant to the Guaranty and Collateral Agreement, each of the Guarantors, jointly and severally, guaranteed the prompt and complete payment of our obligations under the Term Loan. In addition, each Grantor granted, as security for the prompt and complete payment and performance when due of such Grantor’s obligations, a security interest in substantially all of its assets, including equity interests in other Guarantors, as applicable.

The foregoing descriptions of the Term Loan and the Guaranty and Collateral Agreement do not purport to be complete and are qualified in their entirety by reference to the complete text of these agreements. A copy of the Term Loan Credit Agreement and the Amended and Restated Guaranty and Collateral Agreement will be filed with the our Periodic Report on Form 10-Q for the quarter ending June 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K and the unaudited financial statements included elsewhere herein.

We use a variety of financial and operational measurements at interim periods to analyze our performance. These measurements include an analysis of production and sales revenue for the period; EBITDAX, a non-GAAP financial measurement; lease operating expenses per Mcf equivalent (“LOE per Mcfe”); and general and administrative (“G&A”) expenses per Mcfe.

Overview of Our Business

We are an independent natural gas, NGL and condensate company operating in the Appalachian Basin, where we are focused on our Marcellus Shale, Utica Shale and Upper Devonian (“Burkett”) Shale drilling and exploration activities. We pursue a balanced growth strategy of exploiting our sizable inventory of high potential exploration drilling prospects while actively seeking to acquire complementary oil and natural gas properties. We are headquartered in State College, Pennsylvania, with a regional office in Cranberry, Pennsylvania.

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

In June 2016, we entered into a purchase and sale agreement to divest all of our assets in the Illinois Basin. As of June 14, 2016, the Illinois Basin assets became classified as “Held for Sale” and our assets and operations of the Illinois Basin are reported as Discontinued Operations. Closing occurred on August 18, 2016, with an effective date for the transaction of July 1, 2016 in exchange for approximately $40.5 million in proceeds.

2017 Activity

During the three months ended March 31, 2017, we produced 15,604 MMcfe. Overall, our production for the three months ended March 31, 2017 averaged 173 MMcfe per day. As of March 31, 2017, we had 12.0 gross (5.5 net) wells drilled and awaiting completion. We had no wells resting or awaiting pipeline connection as of March 31, 2017. Our drilling and completion activity for the period indicated is set forth in the table below.

Three Months Ended March 31, 2017 and 2016

Three Months Ended March 31, 2017
Wells Drilled		Wells Completed		Wells Placed In Service
Gross	Net	Gross	Net	Gross	Net
7.0	3.3	4.0	1.4	—	—

Three Months Ended March 31, 2016
Wells Drilled		Wells Completed		Wells Placed In Service
Gross	Net	Gross	Net	Gross	Net
2.0	0.7	5.0	3.0	16.0	8.1

Commodity Prices

Our development plans are sensitive to current and projected commodity prices which have been and are expected to continue to be volatile. Our realized price, before derivative settlements, for natural gas during the three months ended March 31, 2017, averaged approximately $3.16 per Mcf, as compared to $1.37 per Mcf for the same period in 2016. Our realized price, before derivative settlements, for condensate during the three months ended March 31, 2017, averaged approximately $46.07 per barrel, as compared to $24.32 per barrel for the same period in 2016. Our realized price, before derivative settlements, for C3+ NGLs during the three months ended March 31, 2017, averaged approximately $30.84 per barrel, as compared to $12.20 per barrel for the same period in 2016. Our realized price, before derivative settlements, for ethane during the three months ended March 31, 2017, averaged approximately $9.48 per barrel, as compared to $6.04 per barrel for the same period in 2015.

For the three months ended March 31, 2017, we recorded impairment expense of approximately $1.5 million. Further decreases in commodity prices will decrease our natural gas, condensate and NGL revenues and could reduce the amount of natural gas, condensate and NGL reserves that we can economically produce. A prolonged period of depressed commodity prices or further declines in projected future commodity prices could require additional write-downs of the carrying values of our properties.

Because we follow the successful efforts method of accounting our impairment tests are largely based on estimates of future commodity prices, changes in development and operating costs, taxes, operational efficiencies, changes in technology and access to capital, which makes predicting any future write-downs difficult and uncertain. In an effort to quantify the impact of continued low commodity pricing levels or further declines in future prices, we offer the following: as of March 31, 2017, approximately 83.4% of our evaluated oil and natural gas properties were located in our Butler Marcellus operating area.  Based on estimates of future cash flows, substantial further decreases in commodity prices combined with a lack of access to capital or a detrimental change to costs or operating efficiencies would need to occur in order for us to experience a write-down. Our remaining evaluated properties outside of the Butler Marcellus operating area are more sensitive to the current commodity price environment. These properties could experience additional write-downs if estimates of future commodity prices decline further. The net book value of these remaining evaluated properties totaled approximately $470.8 million as March 31, 2017.

Debt for Equity Exchanges

During the first quarter of 2017, we entered into privately negotiated debt-to-equity exchanges with certain holders of our 8.875% Senior Notes due 2020 (the “2020 Notes”) and 6.25% Senior Notes due 2022 (the “2022 Notes” and, together with the 2020 Notes, the “Existing Notes”) in exchange for unrestricted shares of our common stock.  These exchanges resulted in the retirement of $0.2 million of our Existing Notes, in exchange for the issuance of approximately 0.3 million shares of unrestricted common stock.  The exchanged notes were subsequently cancelled, resulting in a gain to the company of approximately $0.2 million, presented as Gain on Extinguishments of Debt in our Consolidated Statement of Operations for the three months ended March 31, 2017.

Benefit Street Partners, LLC Joint Venture

On March 1, 2016, we entered into a joint exploration and development agreement with an affiliate of Benefit Street Partners, LLC (“BSP”) to jointly develop 58 specifically designated wells in our Moraine East and Warrior North operated areas. BSP agreed to participate in and fund 15.0% of the estimated well costs for 16 designated wells in Butler County, Pennsylvania, 12 of which have already been drilled, completed, placed in sales and paid for by BSP. BSP also agreed to participate in and fund 65.0% of the estimated well costs for six designated wells in Warrior North, Ohio, all of which have been drilled, completed, placed in sales and paid for by BSP. BSP also has the option to participate in the development of 36 additional wells and would fund 65.0% of the estimated well costs for the designated wells in return for a 65.0% working interest. To date, BSP has exercised its option to participate in 23 of these additional wells. Total consideration for this transaction could be up to $175.0 million with approximately $134.0 million committed as of March 31, 2017. BSP has paid approximately $86.7 million for its interest in elected wells as of March 31, 2017. The remainder of the proceeds will be received as additional wells are drilled to total depth or placed in sales.  BSP earns an assignment of 15%-20% working interest in acreage located within each of the units it participates. As of March 31, 2017, 30 of the 45 committed wells were in line and producing, and 15 wells were drilled and awaiting completion.

Results of Continuing Operations

The following table sets forth summary information regarding NGL, condensate and natural gas production and product prices for the three months ended March 31, 2017.

	For the Three Months Ended March 31,
	2017	2016
Production:
Natural Gas (Mcf)	9,911,742	11,304,519
Condensate (Bbls)	74,240	63,063
C3+ NGLs (Bbls)	421,705	489,753
Ethane (Bbls)	452,687	438,213
Total (Mcfe)(a)	15,603,534	17,250,693
Average daily production:
Natural Gas (Mcf)	110,130	124,225
Condensate (Bbls)	825	693
C3+ NGLs (Bbls)	4,686	5,382
Ethane (Bbls)	5,030	4,816
Total (Mcfe)(a)	173,373	189,568
Average sales price(b):
Natural Gas (per Mcf)	$3.16	$1.37
Condensate (per Bbl)	$46.07	$24.32
C3+ NGLs (per Bbl)	$30.84	$12.20
Ethane (per Bbl)	$9.48	$6.04
Total (per Mcfe)(a)	$3.34	$1.49
Average NYMEX prices(c):
Oil (per Bbl)	$51.91	$33.45
Natural Gas (per Mcf)	$3.00	$1.99

(a)	Condensate, Ethane and C3+ NGLs are converted at the rate of one barrel of oil equivalent (“BOE”) to six Mcfe.
(b)	Does not include the effects of cash settled derivatives.
(c)	Based upon the average of bid week prompt month prices.

The following table sets forth summary information regarding NGL, condensate and natural gas revenues, production volumes, average product prices and average production costs for the three months ended March 31, 2017

	Production and Revenue by Product
	For the Three Months Ended March 31,
	2017	2016
Revenue – Natural Gas(a)	$31,344,632	$15,515,677
Volumes (Mcf)	9,911,742	11,304,519
Average Price	$3.16	$1.37
Revenue – Condensate (a)	$3,420,173	$1,533,754
Volumes (Bbl)	74,240	63,063
Average Price	$46.07	$24.32
Revenue – C3+ NGLs(a)	$13,007,428	$5,975,206
Volumes (Bbl)	421,705	489,753
Average Price	$30.84	$12.20
Revenue – Ethane(a)	$4,293,001	$2,648,685
Volumes (Bbl)	452,687	438,213
Average Price	$9.48	$6.04
Average Production Cost per Mcfe(b)	$1.85	$1.39

(a)	Does not include the effects of cash settled derivatives.
(b)	Excludes ad valorem and severance taxes.

General Overview

Operating revenue for the three months ended March 31, 2017 increased 102.7% when compared to the same periods in 2016. The increase in operating revenue can be primarily attributed to higher natural gas, condensate and NGL prices, partially offset by lower natural gas production volumes. Our production decreased to 15,604 MMcfe for the three-month period ended March 31, 2017, from 17,251 MMcfe for the same period in 2016, or approximately 9.5%. For the three month period ended March 31, 2017, our realized sales price for natural gas increased to $3.16 per Mcf from $1.37 per Mcf, condensate increased to $46.07 per barrel from $24.32 per barrel, C3+ NGLs increased to $30.84 per barrel from $12.20 per barrel, and ethane increased to $9.48 per barrel from $6.04 per barrel, respectively, when compared to the same period in 2016.

Operating expenses decreased $9.3 million for the three months ended March 31, 2017, as compared to the same periods in 2016. Operating expenses primarily comprise: Production and Lease Operating Expenses, G&A Expenses, Other Operating Expense, Exploration Expenses, Impairment Expense and DD&A Expenses. The decreases in operating expenses were largely attributable to fewer impairment charges, reduced DD&A expense, gain on the disposal of assets, net of higher Lease Operating Expenses. The decrease of many of these operating expenses is consistent with the overall decrease in activity within the industry in conjunction with a decrease in the cost of goods and services and other cost control measures that we have implemented. The decrease in impairment was largely indicative of the increase in commodity prices as compared to prices realized during the three months ended March 31, 2016.

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Gas, condensate and NGL revenue, including the effects of cash settled derivatives, for the three-month periods ended March 31, 2017 and 2016 is summarized in the following table:

	For the Three Months Ended March 31,
($ in Thousands, except total Mcfe production and price per Mcfe)	2017	2016	Change	%
Gas sales revenue	$31,345	$15,516	$15,829	102.0%
Gas derivatives realized(a)	$(1,172)	$8,223	$(9,395)	(114.2)%
Total gas revenue and derivatives realized	$30,173	$23,739	$6,434	27.1%
Condensate sales revenue	$3,420	$1,534	$1,886	122.9%
Oil and condensate derivatives realized(a)	$5	$1,787	$(1,782)	(99.7)%
Total condensate revenue and derivatives realized	$3,425	$3,321	$104	3.1%
C3+ NGL revenue	$13,007	$5,975	$7,032	117.7%
C3+ NGL derivatives realized(a)	$(2,384)	$2,956	$(5,340)	(180.6)%
Total C3+ NGL revenue	$10,623	$8,931	$1,692	18.9%
Ethane revenue	$4,293	$2,648	$1,645	62.1%
Ethane derivatives realized(a)	$108	$144	$(36)	(25.0)%
Total Ethane revenue	$4,401	$2,792	$1,609	57.6%
Consolidated sales	$52,065	$25,673	$26,392	102.8%
Consolidated derivatives realized(a)	$(3,443)	$13,110	$(16,553)	(126.3)%
Total NGL, condensate and gas revenue and derivatives realized	$48,622	$38,783	$9,839	25.4%
Total Mcfe Production	15,603,534	17,250,693	(1,647,159)	(9.5)%
Average Realized Price per Mcfe	$3.12	$2.25	$0.87	38.7%
(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for natural gas, condensate and NGLs during the first quarter of 2017, after the effect of derivative activities, was $3.12 per Mcfe, an increase of 38.7%, or $0.87 per Mcfe, from the same period in 2016. This increase was primarily due to an increase in commodity prices during the quarter, partially offset by cash-settled losses on derivatives. The average price for natural gas, after the effect of derivative activities, increased 44.8%, or $0.94 per Mcf, to $3.04per Mcf. The average price for condensate, after the effect of derivative activities, decreased 12.4%, or $6.53 per barrel, to $46.13 per barrel. The average price for C3+ NGLs, after the effect of derivative activities, increased 38.1%, or $6.95 per barrel, to $25.19 per barrel. The average price for ethane, after the effect of derivative activities, increased 52.6%, or $3.35 per barrel, to $9.72 per barrel. Our derivative activities effectively decreased net realized prices by $0.22 per Mcfe in the first quarter of 2017 and increased net realized prices by $0.76 per Mcfe in the first quarter of 2016.

Our realized sales price for natural gas differed from the average Henry Hub NYMEX pricing by approximately $0.16 per Mcf during the first quarter of 2017 primarily due to basis differentials in the northeastern United States, which were partially offset by sales on the Texas Eastern pipeline receiving M3 pricing, a New York area index. We have been able to stabilize the impact of basis differentials to an extent by utilizing basis swaps in our derivatives program. In addition, we have been targeting sales points outside of the northeastern United States and have executed capacity agreements to transport natural gas volumes to the Midwest and the Gulf Coast, including transportation of 100,000 Mcf per day to the Gulf Coast that began during the fourth quarter of 2016.

Production volumes in the first quarter of 2017 decreased 9.5% or 1,647.2 MMcfe from the first quarter of 2016 primarily due to the sale of our Warrior South assets during first quarter of 2017. Natural gas production decreased approximately 12.3%, condensate production increased approximately 17.7%, C3+ NGL production decreased approximately 13.9% and our ethane production increased approximately 3.3%. Contributing to the decrease in natural gas production volumes was the increase in ethane production volumes, as the amount of ethane extraction from produced natural gas is controlled at the processing plant.  The product blend is optimized for pricing and demand conditions.

Overall, our production for the first quarter of 2017 averaged 173,373 Mcfe per day, of which 63.5% was attributable to natural gas, 2.9% to condensate, 16.2% to C3+ NGLs and 17.4% was a result of ethane production.

Statements of Operations for the three months ended March 31, 2017 and 2016 are as follows:

	For the Three Months Ended March 31,
($ in Thousands)	2017	2016	Change	%
OPERATING REVENUE
Natural Gas, NGL and Condensate Sales	$52,065	$25,673	$26,392	102.8%
Other Operating Revenue	6	13	(7)	(53.8)%
TOTAL OPERATING REVENUE	52,071	25,686	26,385	102.7%
OPERATING EXPENSES
Production and Lease Operating Expense	28,934	24,451	4,483	18.3%
General and Administrative Expense	4,534	5,284	(750)	(14.2)%
(Gain) Loss on Disposal of Assets	(1,834)	11	(1,845)	100.0%
Impairment Expense	1,546	10,641	(9,095)	(85.5)%
Exploration Expense	220	936	(716)	(76.5)%
Depreciation, Depletion, Amortization and Accretion	15,468	16,511	(1,043)	(6.3)%
Other Operating (Income) Expense	(21)	327	(348)	(106.4)%
TOTAL OPERATING EXPENSES	48,847	58,161	(9,314)	(16.0)%
INCOME (LOSS) FROM OPERATIONS	3,224	(32,475)	35,699	(109.9)%
OTHER INCOME (EXPENSE)
Interest Expense	(9,143)	(13,030)	3,887	(29.8)%
Gain on Derivatives, Net	8,381	4,049	4,332	107.0%
Other Expense	(28)	—	(28)	100.0%
Debt Exchange Expense	—	(8,480)	8,480	(100.0)%
Gain on Extinguishment of Debt	249	—	249	100.0%
TOTAL OTHER EXPENSE	(541)	(17,461)	16,920	(96.9)%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	2,683	(49,936)	52,619	(105.4)%
Income Tax Expense	—	(2,715)	2,715	100.0%
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	2,683	(52,651)	55,334	(105.1)%
Loss From Discontinued Operations, Net of Income Taxes	—	(7,490)	7,490	(100.0)%
NET INCOME (LOSS)	$2,683	$(60,141)	$62,824	(104.5)%

Production and Lease Operating Expense increased approximately $4.5 million, or 18.3%, in the first quarter of 2017 from the same period in 2016. We experienced Production and Lease Operating Expense increases that are commensurate with the increase in producing wells and related production as they relate to variable type costs such as transportation, marketing, processing and gathering. Transportation, marketing, processing and gathering fees accounted for approximately 90.7% of our total Production and Lease Operating Expense in the first quarter of 2017, as compared to 87.8% from the same period in 2016. As we continue to develop our core areas of operation we expect that fees incurred from unutilized commitments will decrease. These types of agreements typically have a term of several years and we expect fees associated with these agreements to continue to comprise a significant portion of our Production and Lease Operating Expense. On a per unit of production basis, our lifting costs were $1.85 and $1.42 per Mcfe in each of the three months ended March 31, 2017 and 2016, respectively. The increase on a per unit basis is related to the commencement of our Gulf Coast transportation agreement.

G&A Expense for the first quarter of 2017 decreased approximately $0.8 million, or 14.2%, to $4.5 million from the same period in 2016. The decrease was mostly due to decrease in transactional fees associated with the BSP transaction of $0.4 million during first quarter 2017 as compared to $1.4 million during same period in 2016.

Impairment Expense for the first quarter of 2017 was approximately $1.5 million. We evaluate impairment of our properties when events occur that indicates that the carrying value of these properties may not be recoverable. The expense incurred during the first quarter of 2017 included $0.8 million of undeveloped leases that expired or are expected to expire without being developed, the majority of which are in Butler County, Pennsylvania, and Warrior North in Ohio. Based on the current commodity price environment, we do not expect to develop these properties prior to expiration of the associated leases. Impairment of proved properties in our Butler County operations totaled approximately $0.7 million during the first quarter of 2017. The impairments were identified through an analysis of market conditions and future development plans related to these properties that were in existence as of March 31, 2017, which indicated that the carrying value of the assets was not recoverable. The analysis included an evaluation of estimated future cash flows with consideration given to market prices for similar assets. Any amount of future impairments are difficult to predict, however, if commodity prices decline, downward revisions of proved reserves may be significant and could result in additional impairment expense.

Exploration Expense for the first quarter of 2017 was approximately $0.2 million, as compared to $0.9 million for same period in 2016. The expense incurred in 2017 was mostly due to delay rental payments. Approximately $0.1 million of the expense incurred in 2016 was due to geological and geophysical type expenditures and $0.8 million was due to two exploratory wells that were abandoned at various stages that resulted in dry hole expense. As a result of the decrease in commodity prices, we have decreased our levels of spending with regards to geological and geophysical activities.

DD&A Expense for the first quarter of 2017 decreased approximately $1.0 million, or 6.3%, from $16.5 million for the same period in 2016. Contributing to the decrease in DD&A expense were lower depreciable asset values from the impact of 2016 impairments and the sale of Warrior South assets during 2017 when compared to the same period in 2016.

Other Operating Expense for the first quarter of 2017 decreased approximately $0.3 million from $0.3 million for the same period in 2016. The expense in 2016 was primarily related to a firm transportation contract associated with an area west of our core assets in Butler County, Pennsylvania.

Interest Expense for the first quarter of 2017 was approximately $9.1 million as compared to $13.0 million for the same period in 2016. The decrease in interest expense is primarily due to reduced bond interest expense as a result of the Senior Notes exchange completed on March 31, 2016.  The decrease is partially offset by increased amortization of bond costs as a result of the Senior Notes exchange, and increased interest expense due to increased borrowing on our revolving credit facility. We discuss our Senior Notes and revolving credit facility in Note 7, Long-Term Debt, to our Consolidated Financial Statements.

Gain on Derivatives, net included a gain of approximately $8.4 million for the first quarter of 2017 as compared to a gain of $4.0 million for the same period in 2016. The gain recorded for the first quarter of 2017 included cash payments for commodity derivatives of $3.4 million while the gain incurred in the first quarter of 2016 included cash receipts of approximately $13.0 million for commodity and interest rate derivatives. Changes were attributable to the volatility of oil, NGL and natural gas commodity prices along with changes in our portfolio of outstanding derivatives. Losses from derivative activities generally reflect higher oil, NGL and natural gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil, NGL and gas production volumes given the highly volatile oil, NGL and gas commodities market.

We believe oil, NGL and natural gas prices will remain volatile and could decline further. Although we have entered into derivative contracts covering a portion of our production volumes for the remainder of 2017 and 2018, a sustained lower price environment would result in lower prices for unprotected volumes and reduce the prices that we can enter into derivative contracts for additional volumes in the future.

Gain on Extinguishment of Debt for the first quarter of 2017 totaled approximately $0.2 million.  The gain in 2017 resulted from debt to equity exchanges approximately $0.5 million of outstanding Senior Notes were reacquired by the company in exchange for approximately 0.3 million shares of our common stock.  We discuss the debt to equity exchanges in Note 7, Long-Term Debt, to our Consolidated Financial Statements.

Income Tax Expense for continuing operations for the first quarter of 2017 was $0.0 million, or 0.0% of pretax income, due to the full valuation allowances we maintain against our net deferred tax assets.

For the first quarter of 2016, income tax expense was $2.7 million, or 5.4% of pretax loss. Our estimated annual effective tax rate for 2016 differed from the U.S. statutory rate of 35.0% primarily due to the effect of having full valuation allowances recorded against our deferred tax assets coupled with recognizing tax benefits in continuing operations for the effect of taxable income generated by our discontinued operations. To a lesser extent, the annual effective rate is also influenced by alternative minimum tax with no corresponding deferred tax benefit due to the full valuation allowance, and state taxes in certain tax paying jurisdictions.  The Company’s alternative minimum tax due for 2016 was driven primarily by cancellation of debt income of $543.2 million related to the Senior Note exchanges.

Net Income (Loss) Attributable to Rex Energy for the first quarter of 2017 was income of approximately $2.3 million, as compared to a loss of $60.1 million for the same period in 2016 as a result of factors discussed above.

	Other Performance Measurements
	For the Three Months Ended March 31,
	2017	2016
EBITDAX from Continuing Operations ($ in Thousands) (a)	$15,577	$8,470
LOE per Mcfe	$1.85	$1.42
G&A per Mcfe	$0.29	$0.31

(a)	EBITDAX is a non-GAAP measure. See “Non-GAAP Financial Measures” for our reconciliation of EBITDAX to net income.

EBITDAX (Non-GAAP)

EBITDAX (Non-GAAP) from continuing operations increased approximately $7.1 million to $15.6 million for the three-month period ended March 31, 2017, as compared to the same period in 2016.  The increase in EBITDAX can be primarily attributed to increased average sales prices for natural gas, NGLs and condensate, resulting in increased operating revenues.

LOE per Mcfe

LOE per Mcfe measures the average cost of extracting natural gas, condensate and NGLs from our reserves during the period. This measurement is also commonly referred to in the industry as our “lifting cost”. It represents the average cost of extracting one Mcf of natural gas equivalent from our natural gas and NGL reserves in the ground. LOE per Mcfe increased $0.43 to $1.85 for the three months ended March 31, 2017, as compared to $1.42 for the same period in 2016. Our LOE is largely comprised of variable type costs such as transportation, marketing, processing and gathering. For the first quarter of 2017, transportation, capacity and processing fees accounted for approximately 90.9% of our total Production and Lease Operating Expense as compared to 87.8% during the same period of 2016. These agreements typically have a term of several years, and we expect them to continue to comprise a significant portion of our Production and Lease Operating Expense. Various agreements that we have entered include firm capacity rights, for which we may incur a fee for unused capacity. As we continue to grow our operations, we expect our lifting cost to decrease as we gain additional efficiencies of scale and utilize all of our firm capacity and transportation commitments.

G&A Expenses per Mcfe

Our G&A expenses include fees for well operating services, marketing, non-field level employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our G&A expenses in relation to our production because these expenses have a direct impact on our profitability. G&A expenses per Mcfe decreased to approximately $0.29 for the three-month period ended March 31, 2017, as compared to $0.31 for the same period in 2016. The decreases are predominately due to reduced transactional costs during the first three months of 2017 as compared to transactional costs associated with BSP transaction during same period in 2016.

Capital Resources and Liquidity

Our primary needs for cash are for the exploration, development and acquisition of oil and gas properties. During the three months ended March 31, 2017, we spent $25.8 million of capital on asset acquisitions, drilling projects, facilities and related equipment and acquisitions of unproved acreage. We expect to be reimbursed by joint venture partners for approximately $11.0 million of costs incurred during the first quarter of 2017 that were not billed until the second quarter. We funded our capital program with proceeds from the sale of our Warrior South Assets, cash from operations and joint venture reimbursements received from BSP. The remainder of our 2017 capital budget is expected to be funded primarily by cash on hand, cash flows from operations, proceeds from the Term Loan and potential future asset sales and joint ventures.

Our cash flows from operations are driven by commodity prices and production volumes. Prices for oil, NGLs and gas are driven by, among other things, seasonal influences of weather, national and international economic and political environments and, increasingly, from national and global supply and demand for hydrocarbons. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices could decrease our exploration and development expenditures. Historically, we have primarily used cash flows from operations, borrowings from lines of credit and net proceeds from debt and equity offerings to fund the exploration and development of our oil and gas interests. As of March 31, 2017, we had approximately $5.1 million of cash on hand and outstanding borrowings under our then existing $190.0 million revolving credit facility of approximately $110.7 million with an additional $46.3 million of undrawn letters of credit outstanding. On April 28, 2017, we entered into a Term Loan Credit Agreement (the “Term Loan”) and subsequently terminated and repaid amounts outstanding under our revolving credit facility (for additional information, see Note 18, Subsequent Events, to our Consolidated Financial Statements).

Our ability to fund our capital expenditure program is dependent upon the level of commodity prices and the success of our exploration programs in replacing our existing natural gas, NGL and condensate reserves. If commodity prices decrease, our operating cash flows may decrease, which could reduce funds available to fund our capital expenditure program. The effects of commodity prices on cash flows can be mitigated through the use of commodity derivatives. If we are unable to replace our natural gas, NGL and condensate reserves through acquisitions and our development and exploration programs, we may also suffer a reduction in our operating cash flows and access to funds under our Term Loan. At March 31, 2017, we expected to be in compliance with all required debt covenants for at least the next twelve months.

Due to the depressed commodity price environment, in January 2016, we suspended payment of our quarterly dividend on shares of our Series A Convertible, Perpetual Preferred Stock (“Preferred Stock”). We have the ability to continue to suspend dividend payments and will continue to evaluate the payment of these dividends on a quarterly basis. In April 2017, we declared a quarterly dividend of $150.00 per share on our Preferred Stock ($1.50 per depositary share, each representing 1/100 interest in a share of Preferred Stock) payable on May 15, 2017; this dividend payment will be applied to the earliest dividend in arrears at the time of payment. As a result of having dividends in arrears on our Preferred Stock, we are not currently eligible to use Form S-3 registration statements. Until we are again eligible to use Form S-3, we will be required to use a registration statement on Form S-1 to register securities with the SEC (for initial issuance or resale) or issue securities in private placements, which could increase the cost of raising capital.

We may need to take additional actions in the future to address current industry trends and maintain our ability to pay expenses and service our indebtedness, including, but not limited to, selling assets or raising capital by issuing additional debt or equity securities.

We have Existing Notes and New Notes (together, the “Senior Notes”) that are governed by indentures with substantially similar terms and provisions (the “Indentures”).  The Indentures contain affirmative and negative covenants that are customary for instruments of this nature, including restrictions or limitations on our ability to incur additional debt, pay dividends, purchase or redeem stock or subordinated indebtedness, make investments, create liens, sell assets, merge with or into other companies or transfer substantially all of our assets, unless those actions satisfy the terms and conditions of the Indentures or are otherwise excepted or permitted.  Certain of the limitations in the Indentures, including our ability to incur debt, pay dividends or make other restricted payments, become more restrictive in the event our ratio of consolidated cash flow to fixed charges for the most recent trailing four quarters (the “Fixed Charge Coverage Ratio”) is less than 2.25 to 1.00.  As of March 31, 2017, our Fixed Charge Coverage Ratio was 1.26 to 1.00.  We expect our Fixed Charge Coverage Ratio to improve in 2017 based on our projections of decreased interest expense related to our Senior Notes.  As of March 31, 2017, we were limited to incurring approximately $112.2 million in additional debt due to our Fixed Charge Coverage Ratio. The Indentures also contain customary events of default, including cross-default features with any other indebtedness. In certain circumstances, the Trustee or the holders of the Senior Notes may declare all outstanding notes to be due and payable immediately.

We were not restricted as to our borrowings under our revolving credit facility; however we are subject to the minimum financial requirements detailed in Note 7, Long-Term Debt, to our Consolidated Financial Statements. If we are unable to comply with these financial requirements, an event of default could result which would permit acceleration of outstanding debt and could permit our lenders to foreclose on our mortgaged properties.

Future Liquidity Considerations

In connection with certain marketing, transportation and processing agreements that we have entered into, we may be obligated to pay minimum fees in connection with these agreements of $217.2 million over the next five years, depending on our levels of production. In connection with certain of these agreements, we concurrently entered into a guaranty whereby we have guaranteed the payment of obligations under the specified agreements up to a maximum of $396.7 million over the life of the agreements. These guarantees will decrease over time as the commitments are satisfied.

Our former revolving credit facility and our new Term Loan contain a number of restrictive covenants and limitations that impose significant operating and financial restrictions on us. In particular, our financial covenants require us to maintain a maximum “Ratio of Net Senior Secured Debt to EBITDAX” of 3.25 to 1.0, a minimum “Ratio of EBITDAX to Interest Expense” of 1.0 to 1.0, increasing to 1.3 to 1.0 for quarterly periods ending on or after March 31, 2018 and a minimum “PDP Coverage Ratio” of 1.65 to 1.00. Failure to comply with these covenants could have a material adverse effect on our business. If an event of default under our Term Loan occurs and remains uncured, among other things, the lenders thereunder:

•	Would not be required to lend any additional amounts to us;
•	Could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;
•	May have the ability to require us to apply all of our available cash to repay these borrowings; or
•	May prevent us from making debt service payments under our other agreements.

In order to improve our liquidity positions to meet the financial requirements under our Term Loan and to meet other outstanding obligations, we are currently pursuing or considering a number of actions, which in certain cases may involve current investors, affiliates of the Company, or other financing or strategic counterparties, including (i) debt-for-debt or debt-for-equity exchanges, (ii) joint venture opportunities, (iii) minimizing capital expenditures, (iv) improving cash flows from operations, (v) effectively managing working capital, (vi) adding hedging positions, (vii) asset sales, and (viii) in- and out-of-court restructuring transactions. There can be no assurance that sufficient liquidity can be raised from any one or more of these transactions or that these transactions can be consummated within the period needed to meet our obligations.

Financial Condition and Cash Flows for the three months ended March 31, 2017 and 2016

The following table summarizes our sources and uses of funds for the periods noted:

	Three Months Ended March 31,
($ in Thousands)	2017	2016
Cash flows provided by (used in) operations	$10,522	$(18,893)
Cash flows used in investing activities	(1,446)	(802)
Cash flows provided by (used in) financing activities	(7,698)	43,495
Net increase in cash and cash equivalents	$1,378	$23,800

Net cash provided by operating activities during the first three months of 2017 increased $29.4 million from net cash used by operating activities during the same period in 2016. This was primarily due to increases in realized prices of our natural gas, condensate and C3+ NGL sales, and decreased cash interest outflow of approximately $10.1 million as a result of our debt restructuring events in 2016.

Net cash used in investing activities during the first three months of 2017 increased $0.6 million from net cash used by investing activities during the same period in 2016. This was due to increased capital development expenditures of approximately $24.9 million in the first three months of 2017 compared to the first three months of 2016, due in part to joint venture capital cost reimbursements of approximately $19.5 million we received in the first three months of 2016, reducing net cash used in investing activities during that period. The increase in capital development expenditures during the first three months of 2017 was offset by cash proceeds of approximately $24.3 million received in January 2017, from the sale of our Warrior South assets.

Net cash used in financing activities during the first three months of 2017 increased by approximately $51.2 million from net cash provided by financing activities during the same period in 2016, primarily due to repayments of our revolving credit facility borrowings.

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

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended March 31, 2017, there were no material changes to the critical accounting policies previously reported by us in our Annual Report on Form 10-K for the year ended December 31, 2016. We describe critical recently adopted and issued accounting standards in Part I, Item 1. Financial Statements—Note 5, “Recently Issued Accounting Pronouncements.”

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

The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented:

	Three Months Ended March 31,
($ in Thousands)	2017	2016
Net Income (Loss) From Continuing Operations	$2,683	$(52,651)
Add Back Non-Recurring Costs[1]	110	8,480
Add Back Depletion, Depreciation, Amortization and Accretion	15,468	16,511
Add Back Non-Cash Compensation Expense	60	(148)
Add Back Interest Expense	9,148	13,030
Add Back Impairment Expense	1,546	10,641
Add Back Exploration Expenses	220	936
Add Back (Less) (Gain) Loss on Disposal of Assets	(1,834)	11
Less Gain on Financial Derivatives	(8,381)	(4,049)
Add Back (Less) Cash Settlement of Derivatives	(3,443)	12,994
Add Back Tax Expense	—	2,715
EBITDAX From Continuing Operations	$15,577	$8,470
Net Loss From Discontinued Operations	$—	$(7,490)
Add Back Depletion, Depreciation, Amortization and Accretion	—	2,897
Add Back Non-Cash Compensation Expense	—	120
Add Back Interest Expense	—	2
Add Back Impairment Expense	—	3,543
Add Back Exploration Expenses	—	58
Less Gain on Disposal of Assets	—	(42)
Less Income Tax Benefit	—	(622)
Add EBITDAX From Discontinued Operations	$—	$(1,534)
EBITDAX (Non-GAAP)	$15,577	$6,936
1

For the three months ended March 31, 2017, includes a net $0.3 million of advisory services related to our joint venture drilling programs, and $0.2 million in gains on the extinguishment of debt. For the three months ended March 31, 2016, includes approximately $8.5 million in debt exchange expenses.

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

For the three months ended March 31, 2017, we paid net settlements on oil, NGL and natural gas derivatives of approximately $3.4 million, as compared to receiving net settlements of approximately $13.0 million for the same period in 2016. These gains and losses are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations. As of March 31, 2017, we had over 100.0% of our annualized condensate production hedged through the remainder of 2017, over 100.0% of our annualized natural gas production hedged through the remainder of 2017, and over 100.0% of our annualized NGL production hedged through the remainder of 2017. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future drilling and completion activity or the natural decline of our natural gas, condensate and NGL production.

Our primary sources of production and revenue are located in the Appalachian Basin. Natural gas prices in the Appalachian Basin are exposed to regional basis differentials when compared to NYMEX pricing. During the three months ended March 31, 2017, our average realized prices for natural gas were higher than the average NYMEX prices over the same period by approximately $0.16 per Mcf. We have been able to stabilize the impact of basis differentials to an extent by utilizing basis swaps in our derivatives program. We have Dominion South basis swaps in place for 16,405 MMcf at an average differential to Henry Hub NYMEX of $0.80 per Mcf for the remainder of 2017 in addition to Dominion South basis swaps for 18,980 MMcf at an average differential to Henry Hub NYMEX of $0.80 per Mcf for 2018. For the three months ended March 31, 2017, we paid cash settlements on our basis differential derivatives of approximately $3.4 million.

While the use of derivative arrangements limits the downside risk of adverse price movements, it may also limit our ability to benefit from increases in the prices of oil, NGLs and natural gas. We have historically entered into all of our derivatives transactions with five counterparties and have a netting agreement in place with our counterparties. While we do not obtain collateral to support the agreements, we do monitor the financial viability of our counterparties and believe our credit risk is minimal on these transactions. Under these arrangements, payments are received or made based on the differential between a fixed and a variable commodity price. These agreements are settled in cash at expiration or exchanged for physical delivery contracts. In the event of nonperformance, we would be exposed again to price risk. We have additional risk of financial loss because the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the derivative transaction. Moreover, our derivatives arrangements generally do not apply to all of our production and thus provide only partial price protection against declines in commodity prices. We expect that the amount of our derivatives will vary from time to time.

For a summary of our oil, NGL and natural gas derivative positions at March 31, 2017, refer to Part I, Item 1. Financial Statements - Note 8, “Derivative Instruments and Fair Value Measurements”.

Contractual Obligations

In addition to our capital expenditure program, we are committed to making cash payments in the future on various types of contracts and obligations. Our contractual obligations include long-term debt, operating leases, operational commitments, other loans and notes payable, derivative obligations, firm commitments under sales, gathering and processing agreements and asset retirement obligations. Since December 31, 2016, there have been no material changes to our contractual obligations, other than an increase in long-term debt due to our borrowings under the former Senior Credit Facility and current Term Loan. See Part I, Item 1. Financial Statements—Note 7, “Long-Term Debt” and Note 18, “Subsequent Events”, for additional information on the Senior Credit Facility and Term Loan.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decrease for a substantial period of time or decline significantly, revenues and cash flows would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil, NGLs and natural gas. Conversely, increases in the market prices for oil, NGLs and natural gas can have a favorable impact on our financial condition, results of operations and capital resources. Based on production through March 31, 2017, we project that a 10% decline in the price per barrel of oil and NGLs and the price per Mcf of gas from the first three months of 2017 average would reduce our gross revenues, before the effects of derivatives, for the remaining nine months of 2017 by approximately $15.6 million.

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

At March 31, 2017, we had the following commodity derivative contracts outstanding:

Period	Volume		Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2017 - Swaps	81,000	Bbls	$—	$—	$—	$53.00	$94
2017 - Deferred Put Spreads	15,000	Bbls	51.00	51.00	—	—	—
2017 - Collars	48,000	Bbls	—	45.00	57.20	—	—
2017 - Three-Way Collars	93,000	Bbls	40.16	49.68	61.50	—	108
2018 - Swaps	60,000	Bbls	—	—	—	54.00	186
2018 - Collars	18,000	Bbls	—	53.00	60.00	—	—
2018 - Three-Way Collars	60,000	Bbls	43.00	52.00	62.30	—	92
	375,000	Bbls					$480
Natural Gas
2017 - Swaps	11,000,000	Mcf	—	—	—	3.11	$(1,332)
2017 - Swaptions	2,400,000	Mcf	—	—	—	3.33	36
2017 - Cap Swaps	3,900,000	Mcf	2.35	—	—	2.81	(1,591)
2017 - Collars	1,700,000	Mcf	—	2.54	3.20	—	(382)
2017 - Three-Way Collars	17,510,000	Mcf	2.33	3.01	3.87	—	(133)
2017 - Calls	8,380,100	Mcf	—	—	4.51	—	(338)
2017 - Basis Swaps - Dominion South	16,405,000	Mcf	—	—	—	(0.80)	(2,467)
2017 - Basis Swaps - Texas Gas	14,600,000	Mcf	—	—	—	(0.13)	46
2018 - Swaps	12,585,000	Mcf	—	—	—	3.14	289
2018 - Swaptions	—	Mcf	—	—	—		(200)
2018 - Three-Way Collars	8,775,000	Mcf	2.30	2.89	3.58	—	(509)
2018 - Calls	16,489,900	Mcf	—	—	4.64	—	(753)
2018 - Collars	450,000	Mcf	—	3.20	3.65	—	(33)
2018 - Basis Swaps - Dominion South	18,980,000	Mcf	—	—	—	(0.80)	(3,417)
2018 - Basis Swaps - Texas Gas	14,600,000	Mcf				(0.13)	62
2019 - Swaps	900,000	Mcf	—	—	—	3.00	60
2019 - Basis Swaps - Dominion South	18,980,000	Mcf	—	—	—	(0.81)	(3,190)
2020 - Basis Swaps - Dominion South	13,542,000	Mcf	—	—	—	(0.80)	(1,551)
2021 - Basis Swaps - Dominion South	6,234,000	Mcf	—	—	—	(0.73)	(461)
2022 - Basis Swaps - Dominion South	3,650,000	Mcf	—	—	—	(0.72)	(460)
2023 - Basis Swaps - Dominion South	3,650,000	Mcf	—	—	—	(0.72)	(461)
2024 - Basis Swaps - Dominion South	3,650,000	Mcf	—	—	—	(0.72)	(460)
	198,381,000	Mcf					$(17,245)
NGLs
2017 - C3+ NGL Swaps	1,689,000	Bbls	—	—	—	0.71	$(2,455)
2017 - Ethane Swaps	840,000	Bbls	—	—	—	0.25	(237)
2018 - C3+ NGL Swaps	1,068,000	Bbls	—	—	—	0.76	1,684
2018 - Ethane Swaps	660,000	Bbls	—	—	—	0.31	(15)
2019 - Ethane Swaps	240,000	Bbls	—	—	—	0.31	(75)
	4,497,000	Bbls					$(1,098)
We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and prime rate based, as determined by our lenders, and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on our obligations. As of March 31, 2017, we did not have any interest rate derivatives in place, however we do from time to time enter interest rate derivatives to manage our interest rate exposure. We did not have any interest rate derivatives in place as of December 31, 2016. Based on our total debt as of March 31, 2017, of approximately $754.6 million, a 0.1% change in interest rates would impact our interest expense by approximately $0.8 million.

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

Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended March 31, 2017, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

REX ENERGY CORPORATION (Registrant)
Date: May 10, 2017	By:	/s/ Thomas C. Stabley
Thomas C. Stabley
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Thomas Rajan
Thomas Rajan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1*+	Purchase and Sale Agreement by and among R.E. Gas Development, LLC, MFC Drilling, Inc., and ABARTA Oil & Gas Co., Inc., dated as of January 3, 2017.
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

3.4	Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on May 11, 2012).
3.5	Amendment to the Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K as filed with the SEC on August 18, 2014).
3.6	Amendment to the Amended and Restated Bylaws of Rex Energy Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on April 28, 2017).
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

4.9	Form of 1.00%/8.00% Senior Secured Second Lien Notes Due 2020 (included in Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 31, 2016, and incorporated herein by reference).
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

10.1*

Twelfth Amendment to Amended and Restated Credit Agreement, effective as of January 11, 2017, by and among Rex Energy Corporation, Royal Bank of Canada, as Administrative Agent, and other lenders signatory thereto.

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

* These exhibits are filed herewith.

+Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.