Form 10-Q
period 2017-06-30
REX ENERGY CORP
filed 2017-08-09
CIK 1397516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

9,952,861 shares of common stock were outstanding on August 4, 2017.

REX ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. Factors that may cause our actual results, performance, or achievements to be materially different from those anticipated in forward-looking statements include, among others, the following:

•	economic conditions in the United States and globally;
•	domestic and global supply and demand for oil, natural gas liquids (“NGLs”), and natural gas;
•	realized prices for oil, natural gas and NGLs and volatility of those prices;
•

the adequacy and availability of capital resources, credit and liquidity, including, but not limited to, access to additional borrowing capacity and our inability to generate sufficient cash flow from operations to fund our capital expenditures and meeting working capital needs;

•	our ability to comply with restrictions imposed by our term loan credit agreement, secured and unsecured indentures, and other existing and future financing arrangements;
•	our ability to service our outstanding indebtedness;
•	impairments of our natural gas, NGL and condensate asset values due to declines in commodity prices;
•	conditions in the domestic and global capital and credit markets and their effect on us;
•	new or changing government regulations, including those relating to environmental matters, permitting or other aspects of our operations;
•	the willingness and ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain oil price and production controls;
•	the geologic quality of our properties with regard to, among other things, the existence of hydrocarbons in economic quantities;
•	uncertainties inherent in the estimates of our natural gas, NGL and condensate reserves;
•	our ability to increase natural gas, NGL and condensate production and income through exploration and development;
•	drilling and operating risks;
•	counterparty credit risks;
•	the success of our drilling techniques in both conventional and unconventional reservoirs;
•	the success of the secondary and tertiary recovery methods we utilize or plan to employ in the future;
•	the number of potential well locations to be drilled, the cost to drill, and the time frame within which they will be drilled;
•	the ability of contractors to timely and adequately perform their drilling, construction, well stimulation, completion and production services;
•	the availability of equipment, such as drilling rigs, and infrastructure, such as transportation, pipelines, processing and midstream services;
•	the effects of adverse weather or other natural disasters on our operations;
•	competition in the oil and gas industry in general, and specifically in our areas of operations;
•	changes in our drilling plans and related budgets;
•	the success of prospect development and property acquisitions;
•	the success of our business and financial strategies, and hedging strategies;

•	uncertainties related to the legal and regulatory environment for our industry and our own legal proceedings and their outcome;
•	our ability to maintain the listing of our securities on the NASDAQ Capital Market or any other exchange on which our securities trade; and
•	other factors discussed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.

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

All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Item 1.	Financial Statements.

REX ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except Share and per Share Data)

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current Assets
Cash and Cash Equivalents	$12,855	$3,697
Accounts Receivable	23,762	25,448
Taxes Receivable	48	211
Short-Term Derivative Instruments	7,317	1,873
Inventory, Prepaid Expenses and Other	2,002	2,546
Total Current Assets	45,984	33,775
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	977,665	1,053,461
Unevaluated Oil and Gas Properties	205,691	215,794
Other Property and Equipment	22,309	21,401
Wells and Facilities in Progress	59,807	21,964
Pipelines	21,289	18,029
Total Property and Equipment	1,286,761	1,330,649
Less: Accumulated Depreciation, Depletion and Amortization	(434,483)	(475,205)
Net Property and Equipment	852,278	855,444
Other Assets	2,488	2,492
Long-Term Derivative Instruments	4,820	2,212
Total Assets	$905,570	$893,923
LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$46,235	$40,712
Current Maturities of Long-Term Debt	834	764
Accrued Liabilities	32,791	37,207
Short-Term Derivative Instruments	6,563	25,025
Total Current Liabilities	86,423	103,708
Long-Term Derivative Instruments	9,450	7,227
Senior Secured Line of Credit, Net	—	113,785
Term Loans, Net	136,163	-
Senior Notes, Net	648,820	638,161
Other Long-Term Debt	3,627	3,409
Other Deposits and Liabilities	7,731	8,671
Future Abandonment Cost	9,658	8,736
Total Liabilities	$901,872	$883,697
Commitments and Contingencies (See Note 12)
Stockholders’ Equity
Preferred Stock, $.001 par value per share, 100,000 shares authorized and 3,987 issued and outstanding on June 30, 2017 and December 31, 2016	$1	$1
Common Stock, $.001 par value per share, 100,000,000 shares authorized and 9,952,861 shares issued and outstanding on June 30, 2017 and 9,787,146 shares issued and outstanding on December 31, 2016.	10	10
Additional Paid-In Capital	651,659	650,669
Accumulated Deficit	(647,972)	(640,454)
Total Stockholders’ Equity	3,698	10,226
Total Liabilities and Stockholders’ Equity	$905,570	$893,923

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, $ in Thousands, Except per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
OPERATING REVENUE
Natural Gas, NGL and Condensate Sales	$47,457	$31,271	$99,522	$56,944
Other Operating Revenue (Expense)	5	(6)	11	7
TOTAL OPERATING REVENUE	47,462	31,265	99,533	56,951
OPERATING EXPENSES
Production and Lease Operating Expense	29,374	25,221	58,308	49,672
General and Administrative Expense	4,294	4,837	8,828	10,121
Gain on Disposal of Assets	(124)	(4,307)	(1,959)	(4,295)
Impairment Expense	3,032	25,139	4,577	35,780
Exploration Expense	99	803	319	1,738
Depreciation, Depletion, Amortization and Accretion	15,501	14,750	30,969	31,262
Other Operating (Income) Expense	(98)	704	(118)	1,030
TOTAL OPERATING EXPENSES	52,078	67,147	100,924	125,308
LOSS FROM OPERATIONS	(4,616)	(35,882)	(1,391)	(68,357)
OTHER INCOME (EXPENSE)
Interest Expense	(12,122)	(11,439)	(21,266)	(24,469)
Gain (Loss) on Derivatives, Net	10,386	(29,169)	18,766	(25,120)
Other Income (Expense)	20	12	(7)	12
Debt Exchange Expense	—	(533)	—	(9,014)
(Loss) Gain on Extinguishments of Debt	(3,271)	23,707	(3,022)	23,707
TOTAL OTHER INCOME (EXPENSE)	(4,987)	(17,422)	(5,529)	(34,884)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(9,603)	(53,304)	(6,920)	(103,241)
Income Tax Benefit (Expense)	—	393	—	(2,321)
NET LOSS FROM CONTINUING OPERATIONS	(9,603)	(52,911)	(6,920)	(105,562)
Loss From Discontinued Operations, Net of Income Taxes	—	(1,683)	—	(9,173)
NET LOSS	(9,603)	(54,594)	(6,920)	(114,735)
Preferred Stock Dividends	(598)	(1,723)	(1,196)	(3,828)
Effect of Preferred Stock Conversions	—	72,316	—	72,316
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,201)	$15,999	$(8,116)	$(46,247)
Earnings per common share:
Basic - Net Income (Loss) From Continuing Operations Attributable to Rex Energy Common Shareholders	(1.03)	$2.45	$(0.83)	$(5.79)
Basic - Net Loss From Discontinued Operations Attributable to Rex Energy Common Shareholders	-	(0.23)	-	(1.43)
Basic - Net Income (Loss) Attributable to Rex Energy Common Shareholders	(1.03)	$2.22	$(0.83)	$(7.22)
Basic - Weighted Average Shares of Common Stock Outstanding	9,881	7,180	9,825	6,404
Diluted - Net Income (Loss) From Continuing Operations Attributable to Rex Energy Common Shareholders	(1.03)	$2.45	$(0.83)	$(5.79)
Diluted - Net Loss From Discontinued Operations Attributable to Rex Energy Common Shareholders	-	(0.23)	-	(1.43)
Diluted - Net Income (Loss) Attributable to Rex Energy Common Shareholders	(1.03)	$2.22	$(0.83)	$(7.22)
Diluted - Weighted Average Shares of Common Stock Outstanding	9,881	7,180	9,825	6,404

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX-MONTHS ENDED JUNE 30, 2017

(Unaudited, in Thousands)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE December 31, 2016	9,787	$10	4	$1	$650,669	$(640,454)	$10,226
Equity Based Compensation	—	—	—	—	571	—	571
Issuance of Common Stock for Debt Extinguishments	84	—	—	—	467	—	467
Issuance of Restricted Stock, Net of Forfeitures	82	—	—	—	—	—	—
Effect of Reverse Stock Split	—	—	—	—	(48)	—	(48)
Payment of Preferred Dividends in Arrears	—	—	—	—	—	(598)	(598)
Net Loss	—	—	—	—	—	(6,920)	(6,920)
BALANCE June 30, 2017	9,953	$10	4	$1	$651,659	$(647,972)	$3,698

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, $ in Thousands)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,920)	$(114,735)
Adjustments to Reconcile Net Loss to Net Cash Provided (Used) by Operating Activities
Depreciation, Depletion, Amortization and Accretion	30,969	36,345
(Gain) Loss on Derivatives	(18,766)	25,120
Cash Settlements of Derivatives	(5,525)	30,340
Non-cash Dry Hole Expense	13	870
Equity-based Compensation Expense	571	1,305
Impairment Expense	4,577	39,323
Amortization of net Bond Discount and Deferred Debt Issuance Costs	—	538
Non-cash Interest Expense related to Debt Restructurings and Exchanges	12,431	8,126
Loss (Gain) on Extinguishments of Debt	3,022	(23,757)
Gain on Sale of Assets	(1,959)	(4,338)
Other Non-cash Expense	41	131
Changes in operating assets and liabilities
Accounts Receivable	7,229	(14,772)
Taxes Receivable	163	—
Inventory, Prepaid Expenses and Other Assets	52	1,118
Accounts Payable and Accrued Liabilities	(1,484)	10,425
Other Assets and Liabilities	(1,104)	(676)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	23,310	(4,637)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	24,513	190
Proceeds from Joint Venture for Reimbursement of Capital Costs	—	19,461
Acquisitions of Undeveloped Acreage	(1,783)	(5,900)
Capital Expenditures for Development of Oil & Gas Properties and Equipment	(54,004)	(37,738)
NET CASH USED IN INVESTING ACTIVITIES	(31,274)	(23,987)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Line of Credit	171,000	50,400
Repayments of Long-Term Debt and Line of Credit	(145,170)	(15,230)
Repayments of Loans and Other Notes Payable	(319)	(361)
Debt Issuance Costs	(7,791)	(3,838)
Payment of Preferred Dividends in Arrears	(598)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,122	30,971
NET INCREASE IN CASH	9,158	2,347
CASH – BEGINNING	3,697	1,091
CASH – ENDING	$12,855	$3,438
CASH AND CASH EQUIVALENTS ATTRIBUTABLE TO CONTINUING OPERATIONS	$12,855	$3,438
SUPPLEMENTAL DISCLOSURES
Interest Paid, net of capitalized interest	$8,494	$24,260
Cash Paid (Received) for Income Taxes	(163)	29
Capital Expenditures for Development of Oil & Gas Properties and Equipment Attributable to Discontinued Operations	—	991
NON-CASH ACTIVITIES
Change in fair value of contingent consideration receivable - sale of Illinois Basin	$(1,893)	$—
Proceeds held in Escrow - non-cash component of Gain on Sale of Assets	5,000	—
Increase (Decrease) in Accrued Liabilities for Capital Expenditures	1,652	(1,688)
Increase in Other Long Term Debt - Capital Lease Equipment Financing	607	—
Decrease in Senior Notes carrying value net of Issuance Costs, Deferred Gain on Exchanges, and Net Premium / Discount due to Debt to Equity Conversions	(879)	(28,735)
Decrease in Bond Interest Payable due to Debt to Equity Conversions	(12)	(719)
Increase in Common Stock outstanding due to Debt to Equity Conversions	467	5,696

See accompanying notes to the unaudited consolidated financial statements

REX ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Rex Energy Corporation, together with our subsidiaries (the “Company”), is an independent natural gas, natural gas liquid (“NGL”) and condensate company with operations currently focused in the Appalachian Basin. We are focused on Marcellus Shale, Utica Shale and Upper Devonian Shale drilling and exploration activities. We pursue a balanced growth strategy of exploiting our sizable inventory of high potential exploration drilling prospects while actively seeking to acquire complementary oil and natural gas properties.

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

Reverse Stock Split

On May 12, 2017, we effected a one-for-ten reverse stock split. As a result of the reverse stock split, each ten shares of our common stock automatically combined into and became one share of our common stock. Any fractional shares which would have otherwise been due as a result of the reverse split were rounded up to the nearest whole share. As a result of the reverse stock split, we reduced the issued number of common shares from 99.0 million to 9.9 million. The reverse stock split automatically and proportionately adjusted, based on the one-for-ten split ratio, all issued and outstanding shares of our common stock, as well as common stock underlying stock options, warrants and other derivative securities outstanding at the time of the effectiveness of the reverse stock split. The exercise price on outstanding equity based-grants proportionately increased, while the number of shares available under our equity-based plans also was proportionately reduced. Share and per share data for the periods presented reflect the effects of this reverse stock split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

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

Accretion expense totaled $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively, and $0.1 million and $0.4 million for the three and six months ended June 30, 2016, respectively.  These amounts are recorded as depreciation, depletion, amortization and accretion (“DD&A”) expense on our Consolidated Statements of Operations. We account for future abandonment costs that relate to wells that are drilled jointly based on our working interest in those wells.

($ in Thousands)	June 30, 2017
Beginning Balance at January 1, 2017	$9,865
Future Abandonment Obligation Incurred	$1,062
Future Abandonment Obligation Settled	$(1,051)
Future Abandonment Obligation Cancelled or Sold	$(262)
Future Abandonment Obligation Revision of Estimated Obligation	$57
Future Abandonment Obligation Accretion Expense	$1,042
Total Future Abandonment Cost[1]	$10,713

1 Includes approximately $1.1 million of short-term future abandonment costs, which are classified as Accrued Liabilities on our Consolidated Balance Sheet.

3. DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE

Illinois Basin Operations

On June 14, 2016, we, through our wholly owned subsidiaries, Penntex Resources Illinois, LLC, Rex Energy I, LLC, Rex Energy IV, LLC, Rex Energy Marketing, LLC, R. E. Ventures Holdings, LLC, and Rex Energy Operating Corp. (collectively, “Rex”), entered into a Purchase and Sale Agreement (the “Agreement”) with Campbell Development Group, LLC (“Campbell”). Pursuant to the Agreement, Campbell agreed to purchase, subject to certain parameters and provisions for adjustment customary for transactions of this type, all of our oil and gas-related properties and assets, both operated and non-operated, in the Illinois Basin on an as-is, where-is basis. Closing occurred on August 18, 2016, with an effective date for the transaction of July 1, 2016. We received a purchase deposit of $2.5 million from Campbell in June 2016 and received the additional proceeds of approximately $38.0 million during the third and fourth quarters of 2016. An addendum executed in conjunction with the Agreement allowed for the Company to receive from Campbell potential additional proceeds of up $9.9 million, in installments of $0.9 million per quarter, over the period beginning with the quarter ended December 31, 2016, and ending with the quarter ending June 30, 2019.  For the proceeds to become payable by Campbell in any of the eleven individual quarters, the average spot price of West Texas Intermediate (“WTI”) as published by the New York Mercantile Exchange must be in excess of the amount shown in the table below for the applicable quarter. As of June 30, 2017, the first three of the eleven quarterly measurement periods have expired with the calculated average spot price of WTI below the threshold price stipulated in the agreement. Consequently, we did not receive any additional proceeds related to those measurement periods.  As of June 30, 2017, we have the potential to receive up to $7.2 million of additional proceeds, during the eight remaining measurement periods. For additional information, see Note 8, Derivative Instruments and Fair Value Measurements, to our Consolidated Financial Statements.

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

Included in the sale were approximately 76,000 net acres in Illinois, Indiana and Kentucky and production of approximately 1,700 net barrels per day.  The sale transaction resulted in a full divestiture of our Illinois Basin assets, and an exit from our Illinois Basin operations.  As of June 30, 2017 and December 31 2016, we had no remaining assets or liabilities related to our former Illinois Basin operations. The results of operations of our Illinois Basin operations are reported as Discontinued Operations for the three and six months ended June 30, 2016, in our Consolidated Statements of Operations.

Summarized financial information for Discontinued Operations related to our Illinois Basin operations is set forth in the tables below, and does not reflect the costs of certain services provided. Such indirect costs, which were not allocated to the Discontinued Operations, were for services, including legal counsel, insurance, external audit fees, payroll processing, certain human resource services and information technology systems support. The sale of our Illinois assets and operations does not include any of our derivative contracts or positions related to our Illinois Basin revenues or production.  No derivative positions or activity has been attributed to or included in Discontinued Operations for the three and six month periods ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in Thousands)	2017	2016	2017	2016
Revenues:
Oil Sales	$—	$6,393	$—	$11,213
Total Operating Revenue	—	6,393	—	11,213
Costs and Expenses:
Production and Lease Operating Expense	—	5,029	—	10,725
General and Administrative Expense	—	659	—	1,437
Gain on Disposal of Assets	—	(2)	—	(43)
Impairment Expense	—	—	—	3,543
Exploration Expense	—	85	—	143
Depreciation, Depletion, Amortization and Accretion	—	2,186	—	5,083
Interest Expense	—	1	—	3
Other Income	—	(2)	—	(3)
Total Costs and Expenses	—	7,956	—	20,888
Loss From Discontinued Operations, Before Income Taxes	—	(1,563)	—	(9,675)
Income Tax Expense	—	(120)	—	502
Loss From Discontinued Operations, Net of Taxes	$—	$(1,683)	$—	$(9,173)
Production:
Crude Oil (Bbls)	—	150,980	—	308,720

4. BUSINESS AND OIL AND GAS PROPERTY DISPOSITIONS

Benefit Street Partners, LLC

On March 1, 2016, we entered into a joint exploration and development agreement with an affiliate of Benefit Street Partners, LLC (“BSP”) to jointly develop 58 specifically designated wells in our Moraine East and Warrior North operated areas. BSP agreed to participate in and fund 15.0% of the estimated well costs for 16 designated wells in Butler County, Pennsylvania, all of which have already been drilled, completed, placed in sales and paid for by BSP. BSP also agreed to participate in and fund 65.0% of the estimated well costs for six designated wells in Warrior North, Ohio, all of which have been drilled, completed, placed in sales and paid for by BSP. BSP also has the option to participate in the development of 36 additional wells and would fund 65.0% of the estimated well costs for the designated wells in return for a 65.0% working interest. To date, BSP has exercised its option to participate in 23 of these additional wells. Total consideration for this transaction could be up to $175.0 million with approximately $134.0 million committed as of June 30, 2017. BSP has paid approximately $103.0 million for its interest in elected wells as of June 30, 2017. The remainder of the proceeds will be received as additional wells are drilled to total depth or placed in sales.  BSP earns an assignment of 15%-20% working interest in acreage located within each of the units in which it participates. As of June 30, 2017, 34 of the 45 committed wells were in line and producing, four were completed waiting to go in line, and seven wells were drilled and awaiting completion.

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

Sale of Warrior South Assets

On January 11, 2017, we, together with MFC Drilling, Inc. (“MFC”), and ABARTA Oil & Gas Co., Inc. (“ABARTA”) (together, the “Sellers”) sold substantially all of our jointly owned oil and gas interests in Noble, Guernsey, and Belmont Counties, Ohio, to Antero Resources Corporation (“Antero”). These interests comprised our Warrior South development area. The effective date for the transaction is October 1, 2016. The sales agreement includes representations, warranties, covenants and agreements as well as various provisions for purchase price and post-closing adjustments customary for transactions of this type. Total consideration for the transaction was approximately $50.0 million, with approximately $29.1 million net to Rex, subject to customary closing and post-closing adjustments. We received approximately $24.1 million of proceeds on January 11, 2017.  Approximately $5.0 million of the total proceeds due to us will be held in escrow and will be released in January 2018, net of post-closing adjustments. The proceeds held in escrow are classified as accounts receivable on our Consolidated Balance Sheet as of June 30, 2017. The sale of assets resulted in a gain on disposal of assets of approximately $1.8 million in January 2017. This gain includes the additional proceeds held in escrow, which we anticipate receiving in January 2018. The sale of assets included 14 gross wells with associated production of 15 Mmcfe/d, with 9 Mmcfe/d net to us, and approximately 6,200 gross acres, with 4,100 acres net to us. This acreage was considered non-core to us. We used the proceeds from the transaction to pay down our revolving line of credit and for general corporate purposes.

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

Early adoption is not permitted. We continue to evaluate the available adoption methods. We are currently analyzing the potential impact of the standard on each of our revenue contracts by identifying differences between current recognition policies and the guidance set forth in the standard. As of June 30, 2017, we were still evaluating the potential impact of this standard on our results of operations and internal control environment.

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

6. CONCENTRATIONS OF CREDIT RISK

By using derivative instruments to hedge exposure to changes in commodity prices, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparties to perform under the terms of the derivative contract. When the fair value of the derivative is positive, the counterparty owes us, which creates repayment risk. We minimize the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. Our counterparties are investment grade financial institutions (see Note 7, Long-Term Debt, to our Consolidated Financial Statements). We have a master netting agreement in place with our counterparties that provides for the offsetting of payables against receivables from separate derivative contracts. None of our derivative contracts have a collateral provision that would require funding prior to the scheduled cash settlement date. For additional information, see Note 8, Derivative Instruments and Fair Value Measurements, to our Consolidated Financial Statements.

We also depend on a relatively small number of purchasers for a substantial portion of our revenue. For the six months ended June 30, 2017, approximately 95.3% of our commodity sales came from five purchasers, with the largest single purchaser accounting for 50.7% of commodity sales. We believe the growth in our Appalachian estimated proved reserves will help us to minimize our future risks by diversifying our ratio of condensate and gas sales as well as the quantity of purchasers.

7. LONG-TERM DEBT

Term Loan

On April 28, 2017 (the “Effective Date”), we entered into a term loan agreement (“Term Loan”) with Angelo, Gordon Energy Servicer, LLC (“AGES”), as administrative agent (in such capacity, the “Administrative Agent”), AGES, as collateral agent (in such capacity, the “Collateral Agent”), Macquarie Bank Limited, as issuing bank (in such capacity, the “Issuing Bank”), and the lenders from time to time party thereto. The Term Loan replaced our existing amended and restated senior secured revolving credit agreement (the “Existing Credit Agreement”).  The Term Loan provides for a $143,500,000 secured term loan facility (the “Term Facility”) and a $156,500,000 secured delayed draw term loan facility (the “Delayed Draw Term Facility”), which includes a letter of credit sub-facility (the “Letter of Credit Sub-facility”).  The proceeds of the initial loans under the Term Loan were used for refinancing of loans under the Existing Credit Agreement and payment of fees and expenses related thereto; the proceeds of future loans under the Delayed Draw Term Facility may be used for cash collateralizing letters of credit under the Letter of Credit Sub-facility and general corporate purposes.  The maximum commitments of the lenders under the Term Loan are currently limited to $300,000,000.  Amounts borrowed and repaid may not be re-borrowed. The maturity date for the loans under the Term Facility and the loans drawn under the Delayed Draw Term Facility is the earlier of (a) April 28, 2021 and (b) the date that is six months prior to the maturity of the Company’s 1.00/8.00% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes”) unless less than $25,000,000 Second Lien Notes are then outstanding and no Event of Default (as defined in the Term Loan) exists on such date.  The commitments under the Delayed Draw Term Facility expire if not drawn prior to the earlier of (a) April 28, 2018 (which date may be extended for one year with lender consent) and (b) the date upon which the Borrower terminates such commitments. As of June 30, 2017, we had $143.5 million borrowings outstanding and approximately $46.3 million in outstanding undrawn letters of credit. We incurred approximately $3.5 million in debt issuance costs and $4.3 million in original issue discount (“OID”) related to the initial Term Loan borrowing. From April 28, 2017 through June 30, 2017, we amortized $0.2 million of debt issuance costs and $0.2 million of OID. The amortization of debt issuance costs and OID are reported as Interest Expense in our Consolidated Statement of Operations.

Borrowings under the Term Loan bear interest at a rate per annum equal to the “Adjusted LIBO Rate” (subject to a 1.00% floor) plus an 8.75% per annum margin. The “Adjusted LIBO Rate” is equal to the product of the three month LIBOR rate multiplied by the statutory reserve rate.  Upon the occurrence and continuance of an Event of Default all outstanding loans shall bear interest at a rate equal to 4.00% per annum plus the then-effective rate of interest. Interest is payable on the last Business Day of each March, June, September and December.  Under the Term Loan the Company will pay a 3.5% commitment fee on any unused portion of the Delayed Draw Term Facility.

The Term Loan requires us to prepay the loans with 100% of the net cash proceeds received from certain asset sales, swap terminations, incurrences of borrowed money indebtedness, casualty events and equity issuances, subject to certain exceptions and specified reinvestment rights.  Prepayments based on 75% of excess cash flow are required until no more than $287,950,000 in Second Lien Notes remain outstanding, at which time, prepayments based on 50% of excess cash flow will be required.  Prepayments (including mandatory prepayments), terminations, refinancing, reductions and accelerations under the Term Loan are subject to a yield maintenance amount equal to the interest which would have accrued on such prepaid, terminated, refinanced, reduced or accelerated amount during the period beginning on the date of such prepayment, termination, refinancing, reduction or acceleration and ending on the date that is 30 months after the Effective Date and a call protection amount (a) during the period commencing on the Effective Date and ending on the date that is 30 months thereafter, in an amount equal to 3.0% of such prepaid, terminated, refinanced, reduced or accelerated amount and (b) during the period commencing on the date that is 30 months and 1 day after the Effective Date and ending on the date that is 36 months after the Effective Date, an amount equal to 1.0% of such prepaid, terminated, refinanced, reduced or accelerated amount.

The Term Loan contains covenants that restrict our ability to, among other things, materially change the nature of our business, make dividend payments, enter into transactions with affiliates, create or acquire additional subsidiaries, incur indebtedness, sell assets, make loans to others, make investments, enter into mergers, incur liens, and enter into agreements regarding swap and other derivative transactions.

The Term Loan also requires that we comply with the following financial covenants: (1) as of the last day of any fiscal quarter ending on or after December 31, 2017, the PDP Coverage Ratio (as defined in the Term Loan) will not be less than 1.65 to 1.00; (2) as of the last day of any fiscal quarter ending on or after March 31, 2017, the ratio of Net Senior Secured Debt (as defined in the Term Loan) as of such date to EBITDAX  (as defined in the Term Loan) for the period of four fiscal quarters then ending on such day will not be greater than 3.25 to 1.00 (provided that EBITDAX for the four fiscal quarters ending on (i) March 31, 2017 shall be EBITDAX for the fiscal quarter then ending multiplied by four and (ii) June 30, 2017 shall be EBITDAX for the two fiscal quarters then ending multiplied by two); and (3) as of the last day of any fiscal quarter ending on or after September 30, 2017   the ratio of EBITDAX for the four fiscal quarters then ending to cash interest expense will not be less than (i) 1.00 to 1.00 for any fiscal quarter ending on or before September 30, 2017 and (ii) 1.30 to 1.00 for each fiscal quarter thereafter. As of June 30, 2017, our Net Senior Secured Debt to EBITDAX Ratio was 2.33 to 1.00.

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

Senior Secured Line of Credit

On April 28, 2017, we terminated our Senior Secured Line of Credit (the “Senior Credit Facility”) with Royal Bank of Canada, as Administrative Agent and the lenders from time to time parties thereto. We used the initial term draw borrowing under the Term Loan to repay and retire in full the Senior Credit Facility. In conjunction with the retirement of the Senior Credit Facility, we wrote off $3.4 million of associated unamortized debt issuance costs, included in Loss on Extinguishments of Debt in our Consolidated Statement of Operations.  We had $117.7 million borrowings outstanding as of December 31, 2016.

Senior Notes

On March 31, 2016, we completed an exchange offer and consent solicitation related to our 8.875% Senior Notes due 2020 (the “2020 Notes”) and 6.25% Senior Notes due 2022 (the “2022 Notes” and, together with the 2020 Notes, the “Existing Notes”). We offered to exchange (the “Exchange”) any and all of the Existing Notes held by eligible holders for up to (i) $675.0 million aggregate principal amount of our new Second Lien Notes (the “New Notes”) and (ii) 10.1 million shares of our common stock (the “Shares”). We accounted for these transactions as troubled debt restructurings. As a result of the troubled debt exchanges, the future undiscounted cash flows of the New Notes are greater than the net carrying value of the Existing Notes. As such, no gain has been recognized within our GAAP basis financial statements and a new effective interest rate has been established.  See Note 9, Income Taxes, to our Consolidated Financial Statements, for information regarding the tax treatment and impact of the Exchange for federal and state income tax purposes.

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

Following the completion of the Exchange, we entered into debt-for equity exchanges during the remainder of 2016, with certain holders of our Existing Notes, as well as holders of our New Notes, in exchange for unrestricted shares of our common stock.  These exchanges resulted in the retirement of $27.7 million of our remaining Existing Notes and $45.7 million of our outstanding New Notes, in exchange for the issuance of a total of approximately 22.7 million shares of unrestricted common stock during the year ended December 31, 2016. In the six months ended June 30, 2017, we completed debt-for equity exchanges with certain holders of our Existing Notes.  These exchanges resulted in the retirement of approximately $0.9 million of our remaining Existing Notes, in exchange for approximately 0.1 million shares of unrestricted common stock. The exchanged notes were subsequently cancelled, resulting in a gain to the Company for the six months ended June 30, 2017 of approximately $0.4 million, presented as Gain on Extinguishments of Debt in our Consolidated Statements of Operations.

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

The Senior Notes are governed by indentures (the “Indentures”), which contain affirmative and negative covenants that are customary for instruments of this nature, including restrictions or limitations on our ability to incur additional debt, pay dividends, purchase or redeem stock or subordinated indebtedness, make investments, create liens, sell assets, merge with or into other companies or transfer substantially all of our assets, unless those actions satisfy the terms and conditions of the Indentures or are otherwise excepted or permitted.  Certain of the limitations in the Indentures, including our ability to incur debt, pay dividends or make other restricted payments, become more restrictive in the event our ratio of consolidated cash flow to fixed charges for the most recent trailing four quarters (the “Fixed Charge Coverage Ratio”) is less than 2.25 to 1.00.  As of June 30, 2017, our Fixed Charge Coverage Ratio was 1.05 to 1.00.  We expect our Fixed Charge Coverage Ratio to improve based on our projections of decreased interest expense related to the New Notes, increased production and improved price realizations. As of June 30, 2017, we were limited to incurring approximately $75.2 million of additional debt due to our Fixed Charge Coverage Ratio. The Indentures also contain customary events of default. In certain circumstances, the individual Trustees or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately.

As of June 30, 2017 and December 31, 2016, we had recorded on our Consolidated Balance Sheets approximately $11.2 million and $3.6 million, respectively, of net premium related to the Senior Notes. The amortization of our net premium during the three and six months ended June 30, 2017, which follows the effective interest method, was approximately $3.8 million and $7.6 million, respectively, and was recorded as a credit to Interest Expense on our Consolidated Statements of Operations. Interest is payable semi-annually on our Existing Notes. Interest on the 2020 Notes is paid at a rate of 8.875% per annum on June 1 and December 1 of each year, while interest on the 2022 Notes is paid at a rate of 6.25% per annum on February 1 and August 1 of each year.

	June 30, 2017
	Principal	Unamortized net Premium / Discount	Unamortized Debt Issuance Costs	Unamortized Deferred Gain on Debt Restructurings	Net Carrying Value

Term Loans, Net
Term Loan Draw - due April 2020	$143,500	$(4,072)	$(3,265)	$-	$136,163

Senior Notes, Net
8.875% Senior Notes due 2020	$7,333	$23	$(92)	$-	$7,264
6.25% Senior Notes due 2022	5,363	-	(73)	-	5,290
1% / 8% Second Lien Senior Notes due 2020	587,606	(11,250)	26,915	32,995	636,266
	$600,302	$(11,227)	$26,750	$32,995	$648,820

Other Long-Term Debt
Long-Term Capital Leases - Equipment Financing
Due March, 2021	$699
Due June, 2021	2,045
Due September, 2021	1,717
Total Capital Lease Obligations	$4,461
Less: Current Portion of Capital Leases	(834)
	$3,627

The weighted average interest rate on borrowed balances under the Term Loan for the three and six months ended June 30, 2017 was approximately 10.1% and 9.99%, respectively.  The weighted average interest rate on the Senior Secured Line of Credit for the three and six months ended June 30, 2017 was approximately 4.9% and 4.1%, respectively. The average interest rate on our capital leases for the three and six months ended June 30, 2017 was approximately 17.2% and 14.4%, respectively.

	December 31, 2016
	Principal	Unamortized net Premium / Discount	Unamortized Debt Issuance Costs	Unamortized Deferred Gain on Debt Restructurings	Net Carrying Value

Senior Secured Line of Credit, Net
Revolving Senior Credit Facility	$117,670	$-	$(3,885)	$-	$113,785

Senior Notes, Net
8.875% Senior Notes due 2020	$7,573	$26	$(107)	$-	$7,492
6.25% Senior Notes due 2022	5,648	-	(82)	-	5,566
1% / 8% Second Lien Senior Notes due 2020	587,956	(3,627)	8,098	32,676	625,103
	$601,177	$(3,601)	$7,909	$32,676	$638,161

Other Long-Term Debt
Long-Term Capital Leases and Other Notes Payable- Equipment Financing
	Due March, 2021				$760
	Due June, 2021				2,225
	Due September, 2021				1,174
	Total Capital Lease Obligations				$4,159
	Other Notes Payable				14
	Total Capital Lease and Note Payable Obligations				$4,173
	Less: Current Portion of Capital Leases and Other Notes Payable				(764)
					$3,409

The following is the principal maturity schedule for debt outstanding as of June 30, 2017:

2017	$399
2018	908
2019	1,076
2020	739,715
2021	802
Thereafter	5,363
Total(a)	$748,263

(a)	Excludes $15.3 million of net unamortized premium/discount, $23.5 million of net unamortized debt issuance costs, and $33.0 million of unamortized deferred gain on debt restructurings.

8. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Our results of operations and operating cash flows are impacted by changes in market prices for oil, natural gas and NGLs. To mitigate a portion of the exposure to adverse market changes, we enter into oil, natural gas and NGL commodity derivative instruments to establish price floor protection. As such, when commodity prices decline to levels that are less than our average price floor, we receive payments that supplement our cash flows. Conversely, when commodity prices increase to levels that are above our average price ceiling, we make payments to our counterparties. We do not enter into these arrangements for speculative trading purposes. As of June 30, 2017 and December 31, 2016, our commodity derivative instruments consisted of fixed rate swap contracts, puts, collars, swaptions, deferred put spreads, cap swaps, calls, basis swaps and three-way collars. We did not designate these instruments as cash flow hedges for accounting purposes. Accordingly, associated unrealized gains and losses are recorded directly as Gain (Loss) on Derivatives, Net.

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

None of our commodity derivatives are designated for hedge accounting but are, to a degree, an economic offset to our commodity price exposure. We utilize the mark-to-market accounting method to account for these contracts. We recognize all gains and losses related to these contracts in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Expense. We paid net cash settlements of $2.1 million and $5.5 million in relation to our commodity derivatives during the three and six months ended June 30, 2017, respectively and received net cash settlements of $17.4 million and $30.5 million in relation to our commodity derivatives during the three and six months ended June 30, 2016, respectively.

As of June 30, 2017, we had approximately 75.0% of our annualized condensate production hedged through the remainder of 2017, over 90.0% and 60.0% of our annualized natural gas production hedged through the remainder of 2017 and 2018, respectively, and over 70.0% and 50.0% of our annualized NGL production hedged through the remainder of 2017 and 2018, respectively. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future drilling and completion or the natural decline of our natural gas, condensate and NGL production.

Contingent Consideration – Sale of Illinois Basin Operations

In conjunction with the sale of our Illinois Basin operations, we executed a contract with the buyer that would allow us to receive future cash payments from the buyer if index pricing targets as defined in the contract are achieved at specified future dates.  See Note 3, Discontinued Operations / Assets Held for Sale, to our Consolidated Financial Statements for additional information regarding the terms of the contract. We have evaluated the contract and concluded that it meets the definition and requirements for accounting treatment as a derivative instrument, as prescribed in ASC 815-10-15-83. We recorded the contract at its initial fair value of approximately $1.2 million as additional consideration in the calculation of the gain on the sale of the assets. Fair value was determined through application of mathematical models designed to provide fair value estimates utilizing probability measures and the market index measures underlying the contract. The fair value will be adjusted at each future reporting period for the duration of the contract, which concludes June 30, 2019. As of June 30, 2017 and December 31, 2016, the contingent consideration contract was valued at $1.0 million and $2.9 million, respectively.

Interest Rate Derivatives

We are exposed to interest rate risk on our long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in the market interest rates which are lower than our current fixed rate. Variable rate debt, where the interest rate fluctuates, exposes us to changes in market interest rates, which may increase over time. As of June 30, 2017, and December 31, 2016, we had $143.5 million and $117.7 million outstanding under our Term Loan and our Senior Credit Facility, respectively, which is subject to variable rates of interest and $600.3 million and $601.2 million, respectively, of Senior Notes outstanding subject to fixed interest rates. See Note 7, Long-Term Debt, to our Consolidated Financial Statements for additional information on our Senior Credit Facility and Senior Notes.

As of June 30, 2017 and December 31, 2016, we did not have any interest rate derivatives outstanding. We utilize the mark-to-market accounting method to account for interest rate swap and swaptions. When applicable, we recognize all gains and losses related to interest rate derivatives in the Consolidated Statements of Operations as Gain (Loss) on Derivatives, Net under Other Expense.

Derivative Instruments from Continuing Operations

The following table summarizes the location and amounts of gains and losses on our derivative instruments from continuing operations, none of which are designated as hedges for accounting purposes, in our accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in Thousands)	2017	2016	2017	2016
Oil	$791	$(2,494)	$1,934	$(2,169)
Natural Gas	6,132	(18,666)	6,072	(13,302)
NGLs	3,938	(8,093)	12,653	(9,714)
Refined Products	—	84	—	65
Contingent Consideration	(475)	—	(1,893)	—
Gain (Loss) on Derivatives, Net	$10,386	$(29,169)	$18,766	$(25,120)

Our derivative instruments are recorded on the balance sheet as either an asset or a liability, in either case measured at fair value. The fair value associated with our derivative instruments was a net liability of approximately $3.9 million and approximately $28.2 million at June 30, 2017 and December 31, 2016, respectively.

Our open asset/(liability) financial commodity derivative instrument positions at June 30, 2017 consisted of:

Period	Volume		Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2017 - Swaps	30,000	Bbls	$—	$—	$—	$54.00	$175
2017 - Three-Way Collars	78,000	Bbls	39.62	49.23	61.35	—	228
2018 - Swaps	60,000	Bbls	—	—	—	54.00	350
2018 - Collars	18,000	Bbls	—	53.00	60.00	—	113
2018 - Three-Way Collars	60,000	Bbls	43.00	52.00	62.30	—	211
2019 - Swaps	31,500	Bbls	—	—	—	51.00	21
2019 - Three-Way Collars	21,000	Bbls	37.50	47.50	59.00	—	6
2020 - Swaps	24,000	Bbls	—	—	—	51.00	21
2020 - Three-Way Collars	3,000	Bbls	37.50	47.50	59.00	—	1
2021 - Swaps	6,000	Bbls	—	—	—	51.00	5
	331,500	Bbls					$1,131
Natural Gas
2017 - Swaps	5,990,000	Mcf	—	—	—	3.12	$234
2017 - Swaptions	1,200,000	Mcf	—	—	—	3.33	269
2017 - Cap Swaps	1,800,000	Mcf	2.25	—	—	2.70	(703)
2017 - Collars	1,100,000	Mcf	—	2.62	3.25	—	(48)
2017 - Three-Way Collars	8,490,000	Mcf	2.29	2.98	3.86	—	669
2017 - Calls	1,500,000	Mcf	—	—	3.64	—	(154)
2017 - Basis Swaps - Dominion South	5,635,000	Mcf	—	—	—	(0.80)	(688)
2017 - Basis Swaps - Texas Gas	7,360,000	Mcf	—	—	—	(0.13)	4
2018 - Swaps	15,335,000	Mcf	—	—	—	3.10	1,321
2018 - Swaptions	—	Mcf	—	—	—	—	(143)
2018 - Three-Way Collars	8,775,000	Mcf	2.30	2.89	3.58	—	228
2018 - Calls	5,810,000	Mcf	—	—	3.97	—	(527)
2018 - Collars	450,000	Mcf	—	3.20	3.65	—	38
2018 - Basis Swaps - Dominion South	12,775,000	Mcf	—	—	—	(0.83)	(3,029)
2018 - Basis Swaps - Texas Gas	14,600,000	Mcf				(0.13)	8
2019 - Swaps	6,350,000	Mcf	—	—	—	2.91	26
2019 - Three-Way Collars	5,000,000	Mcf	2.35	2.85	3.60	—	46
2019 - Basis Swaps - Dominion South	12,775,000	Mcf	—	—	—	(0.84)	(3,256)
2020 - Swaps	3,660,000	Mcf	—	—	—	2.90	(29)
2020 - Three-Way Collars	1,810,000	Mcf	2.35	2.85	3.60	—	46
2020 - Basis Swaps - Dominion South	7,320,000	Mcf	—	—	—	(0.84)	(1,722)
2021 - Swaps	900,000	Mcf	—	—	—	2.90	(7)
2021 - Three-Way Collars	300,000	Mcf	2.35	2.85	3.60	—	12
2021 - Basis Swaps - Dominion South	3,650,000	Mcf	—	—	—	(0.72)	(526)
2022 - Basis Swaps - Dominion South	3,650,000	Mcf	—	—	—	(0.72)	(526)
2023 - Basis Swaps - Dominion South	3,650,000	Mcf	—	—	—	(0.72)	(526)
2024 - Basis Swaps - Dominion South	3,650,000	Mcf	—	—	—	(0.72)	(526)
	143,535,000	Mcf					$(9,509)
NGLs
2017 - C3+ NGL Swaps	841,000	Bbls	—	—	—	29.70	$(779)
2017 - Ethane Swaps	450,000	Bbls	—	—	—	10.50	(54)
2018 - C3+ NGL Swaps	1,110,000	Bbls	—	—	—	31.50	3,102
2018 - Ethane Swaps	750,000	Bbls	—	—	—	13.02	539
2019 - C3+ NGL Swaps	353,250	Bbls	—	—	—	26.04	200
2019 - C5 Collars	113,040	Bbls	—	44.94	55.02	—	5
2019 - Ethane Swaps	480,000	Bbls	—	—	—	13.02	130
2020 - C3+ NGL Swaps	135,000	Bbls	—	—	—	24.78	256
2020 - C5 Collars	28,260	Bbls	—	44.94	55.02	—	1
2020 - Ethane Swaps	48,000	Bbls	—	—	—	13.44	(3)
2021 - C3+ NGL Swap	30,000	Bbls	—	—	—	24.78	62
2021 - Ethane Swaps	9,000	Bbls	—	—	—	13.44	(1)
	4,347,550	Bbls					$3,458

The combined fair value of derivatives, none of which are designated or qualifying as hedges, included in our Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 is summarized below:

	June 30,	December 31,
($ in Thousands)	2017	2016
Short-Term Derivative Assets:
Crude Oil—Three-Way Collars	$333	$—
Crude Oil—Swaps	350	—
Crude Oil—Collars	113	—
NGL—Swaps	3,210	—
Natural Gas—Swaps	1,292	206
Natural Gas—Cap Swaps	—	61
Natural Gas—Collars	63	—
Natural Gas—Basis Swaps	211	232
Natural Gas—Three-Way Collars	1,141	151
Natural Gas—Swaption	269	—
Contingent Consideration - Sale of Illinois Basin	335	1,223
Total Short-Term Derivative Assets	$7,317	$1,873
Long-Term Derivative Assets:
Crude Oil—Three-Way Collars	$113	$—
Crude Oil—Swaps	222	—
NGL—Swaps	2,553	—
NGL—Collars	14	—
Natural Gas—Swaps	760	206
Natural Gas—Basis Swaps	53	293
Natural Gas—Three-Way Collars	396	—
Contingent Consideration - Sale of Illinois Basin	709	1,713
Total Long-Term Derivative Assets	$4,820	$2,212
Total Derivative Assets	$12,137	$4,085
Short-Term Derivative Liabilities:
Crude Oil—Collars	$—	$(86)
Crude Oil—Deferred Put Spread	—	(9)
Crude Oil—Three-Way Collars	—	(132)
Crude Oil—Swaps	—	(220)
NGL—Swaps	(2,211)	(9,895)
Natural Gas—Three-Way Collars	(368)	(2,397)
Natural Gas—Cap Swaps	(703)	(3,364)
Natural Gas—Collars	(73)	(873)
Natural Gas—Basis Swaps	(2,291)	(640)
Natural Gas—Call	(418)	(1,478)
Natural Gas—Swaption	(71)	(1,258)
Natural Gas—Swaps	(428)	(4,673)
Total Short - Term Derivative Liabilities	$(6,563)	$(25,025)
Long-Term Derivative Liabilities:
Crude Oil—Three-Way Collars	$—	$(58)
Crude Oil—Swaps	—	(146)
NGL—Swaps	(100)	(2,200)
NGL—Collars	(8)	—
Natural Gas—Swaps	(79)	(1,004)
Natural Gas—Swaption	(72)	(167)
Natural Gas—Basis Swaps	(8,760)	(1,260)
Natural Gas—Collars	—	(115)
Natural Gas—Call	(263)	(491)
Natural Gas—Three-Way Collars	(168)	(1,786)
Total Long-Term Derivative Liabilities	$(9,450)	$(7,227)
Total Derivative Liabilities	$(16,013)	$(32,252)

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

Our Level 2 fair value measurements are comprised of our derivative contracts and are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors, interest rates and discount rates, or can be confirmed from other active markets. The fair values recorded as of June 30, 2017 and December 31, 2016, were based upon quotes obtained from the counterparties to these contracts and verified by an independent third party.

We had no Level 3 commodity derivative contracts outstanding as of June 30, 2017 or December 31, 2016.

The fair value of our derivative instruments may be different from the settlement value based on company-specific inputs, such as credit ratings, futures markets and forward curves, and readily available buyers and sellers for such assets and liabilities. During the three and six months ended June 30, 2017 and for the year ended December 31, 2016 there were no transfers into or out of Level 1 or Level 2 measurements. The following table presents the fair value hierarchy table for assets and liabilities measured at fair value:

		Fair Value Measurements at June 30, 2017
($ in Thousands)	Total Carrying Value as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives	$(3,876)	$—	$(3,876)	$—

		Fair Value Measurements at December 31, 2016
($ in Thousands)	Total Carrying Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives	$(28,167)	$—	$(28,167)	$—

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

The value of our oil derivatives are comprised of three-way collar, call protected swap and deferred put spread contracts for notional barrels of oil at interval New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The fair values attributable to our oil derivatives as of June 30, 2017 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil and (iii) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our gas derivatives are comprised of swap, collars, swaption, three way collar, basis swap, cap swap, call and put spread contracts for notional volumes of gas contracted at NYMEX Henry Hub (“HH”). The fair values attributable to our gas derivative contracts as of June 30, 2017 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. Our NGL derivatives are comprised of swaps for notional volumes of NGLs contracted at NYMEX Mont Belvieu. The fair values attributable to our NGL derivative contracts as of June 30, 2017 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for Mont Belvieu, (iii) independent market-quoted forward index prices and (iv) the implied rate of volatility inherent in the contracts. The implied rates of volatility inherent in our contracts were determined based on market-quoted volatility factors. We classify our derivatives as Level 2 if the inputs used in the valuation models are directly observable for substantially the full term of the instrument; however, if the significant inputs were not observable for substantially the full term of the instrument, we would classify those derivatives as Level 3. We categorize our measurements as Level 2 because the valuation of our derivative instruments are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instruments.

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

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value in our Consolidated Financial Statements:

	June 30, 2017		December 31, 2016
($ in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes, Net	$648,820	$288,156	$638,161	$147,605
Secured Line of Credit, Net of Issuance Costs	—	—	113,785	113,785
Term Loans, Net	136,163	136,163	—	—
Capital Leases and Other Obligations	4,461	3,074	4,173	3,234
Total	$789,444	$427,393	$756,119	$264,624

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

Other Fair Value Measurements

During the six months ended June 30, 2017 and 2016, we recorded other than temporary impairments of $4.6 million and $35.8 million, respectively, related to proved and unproved properties. We utilize quoted futures prices and other observable market data in determining the fair value. The inputs used in determining fair value as a part of the impairment expense calculation are considered to be Level 3 within the fair value hierarchy. For additional information on our impairment expense, see Note 15, Impairment Expense, to our Consolidated Financial Statements.

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

Income tax included in continuing operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2017	2016	2017	2016
Income Tax Benefit (Expense)	$—	$393	$—	$(2,321)
Effective Tax Rate	0.0%	0.7%	0.0%	-2.2%

Management estimates the annual effective income tax rate quarterly, based on current annual forecasted results. Items unrelated to current year ordinary income are recognized entirely in the period identified as a discrete item of tax. The quarterly income tax provision is comprised of tax on ordinary income provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of these discrete items. The Company accounts for the tax effects of discontinued operations as a discrete item and therefore recognizes the full tax effects of discontinued operations in the same period that the pretax income or loss from discontinued operations is recognized. This approach results in a tax benefit being recorded in continuing operations to offset the tax charge on the gain recorded in discontinued operations, when a full valuation allowance exists on the deferred tax attributes of the Company’s entire operations.

For the six months ended June 30, 2017, the estimated annual effective tax rate applied to ordinary losses from continuing operations was 0.0%. The estimated annual effective tax rate differs from the U.S. statutory rate of 35.0% primarily due to the effect of maintaining a full valuation allowance against our deferred tax assets.

For the six months ended June 30, 2016 the estimated annual effective tax rate applied to ordinary losses from continuing operations was -2.2%.  The estimated annual effective tax rate differs from the U.S. statutory rate of 35.0% primarily due to the effect of having full valuation allowances recorded against our deferred tax assets coupled with recognizing tax benefits in continuing operations for the effect of taxable income generated by our discontinued operations. To a lesser extent, the annual effective rate is also influenced by alternative minimum tax with no corresponding deferred tax benefit due to the full valuation allowance, and state taxes in certain tax paying jurisdictions.  The Company’s alternative minimum tax due for 2016 is driven primarily by cancellation of debt income of $543.2 million related to the Senior Note exchanges discussed in Note 7, Long-Term Debt, to our Consolidated Financial Statements. The Company recorded an expense for income taxes from continuing operations of $2.3 million, for federal and state income taxes for the six months ended June 30, 2016.

Income tax payments made during the six months ended June 30, 2017 were $2.0 million, and payments made during the six months ended June 30, 2016 were negligible.  Tax refunds received during the six months ended June 30, 2017 were approximately $0.2 million, and refunds received during the six months ended June 30, 2016 were negligible.

10. CAPITAL STOCK

Reverse Stock Split

As discussed in Note 1, Basis of Presentation and Principles of Consolidation, references to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

Common Stock

On May 27, 2016, the Company’s common shareholders approved an increase in the number of authorized shares from 100,000,000 to 200,000,000 common shares. On May 5, 2017, the Company’s common shareholders approved a decrease in the number of authorized shares from 200,000,000 to 100,000,000 common shares, contingent upon the effectiveness of a reverse stock split, which occurred on May 12, 2017. As of June 30, 2017, we have authorized capital stock of 100,000,000 shares of common stock and 100,000 shares of preferred stock. As of June 30, 2017 and December 31, 2016, shares of common stock issued and outstanding totaled 9,952,861 and 9,787,146, respectively.  During the six months ended June 30, 2017, we issued approximately 0.1 million shares of our common stock in conjunction with debt for equity exchanges completed with certain holders of our Senior Notes.  See Note 7, Long-Term Debt, to our Consolidated Financial Statements for additional information regarding our debt and equity exchanges.

Preferred Stock

As of both June 30, 2017 and December 31, 2016, shares of our 6.0% Convertible Perpetual Preferred Stock, Series A, par value $0.001 per share (“Series A Preferred Stock”), issued and outstanding totaled 3,987. During the six months ended June 30, 2016, 12,013 shares of Series A Preferred Stock were converted into approximately 0.9 million shares of common stock pursuant to the terms of the Series A Preferred Stock, and through negotiated exchanges with certain holders of the Series A Preferred Shares. See Note 13, Earnings Per Common Share, to our Consolidated Financial Statements, for additional information regarding the effect of the preferred stock conversions on Net Income (Loss) Attributable to Common Shareholders.

The annual dividend on each share of the Series A Preferred Stock is 6.0% per annum on the liquidation preference of $10,000 per share and is payable quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year.

We pay cumulative dividends, when and if declared, in cash, stock or a combination thereof, on a quarterly basis at a rate of $600 per share, or 6.0%, per year. Dividends that are not declared and paid in accordance with the quarterly schedule will accumulate from the most recent date upon which dividends were paid but will not bear interest. In February 2016, we suspended our quarterly dividend payment. In May 2017, we paid a cash dividend of $150.00 per share for the period of November 15, 2015 to February 15,

2016 in the aggregate amount of $0.6 million. As of June 30, 2017, accumulated dividends in arrears totaled $3.0 million.  While the accumulation does not result in the presentation of a liability on the Consolidated Balance Sheets, the accumulation of unpaid dividends during the current reporting period is included in our Net Income (Loss) in the determination of Net Income (Loss) Attributable to Common Shareholders and related earnings per share calculations.

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

Stock Options

During the six months ended June 30, 2017, no new options to purchase shares of our common stock were granted. During the six months ended June 30, 2016, we issued 88,892 options to purchase shares of our common stock to 34 employees.  Stock-based compensation expense from continuing operations relating to stock options outstanding for the three and six months ended June 30, 2017 was $0.1 million and $0.2 million, respectively. Stock-based compensation expense from continuing operations relating to stock options outstanding for each of the three and six months ended June 30, 2016 was $0.1 million. The expense related to stock option grants was recorded on our Consolidated Statements of Operations under the heading of General and Administrative Expense. There were no stock options exercised during the six months ended June 30, 2017. There was no tax benefit related to stock option exercises for each of the six-month periods ended June 30, 2017 and 2016.

A summary of the status of our issued and outstanding stock options as of June 30, 2017 is as follows:

	Outstanding		Exercisable
Exercise Price	Number Outstanding at June 30, 2017	Weighted-Average Exercise Price	Number Exercisable at June 30, 2017	Weighted-Average Exercise Price
9.70	2,750	$9.70	918	$9.70
16.90	75,352	$16.90	25,125	$16.90
40.50	4,000	$40.50	—	$40.50
49.00	4,000	$49.00	666	$49.00
50.40	3,070	$50.40	3,070	$50.40
95.00	5,000	$95.00	5,000	$95.00
99.90	12,959	$99.90	12,959	$99.90
104.20	2,217	$104.20	2,217	$104.20
223.40	3,000	$223.40	3,000	$223.40
	112,348	$39.91	52,955	$62.16

The weighted average remaining contractual term for options outstanding at June 30, 2017 was 4.5 years and there was no aggregate intrinsic value. The weighted average remaining contractual term for options exercisable at June 30, 2017 was 3.2 years and there was no aggregate intrinsic value.  As of June 30, 2017, unrecognized compensation expense related to stock options was $0.2 million.

Restricted Stock Awards

During the six-month period ended June 30, 2017, the Compensation Committee approved the issuance of an aggregate of 101,237 shares of restricted common stock to 28 employees. During the six-month period ended June 30, 2016, the Compensation Committee approved the issuance of an aggregate of 42,883 shares of restricted stock to 25 employees. Certain of our outstanding restricted stock awards granted in 2015 are subject to market-based vesting through a calculation of total shareholder return (“TSR”) of our common stock relative to a pre-defined peer group over a three-year period.

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

During the six months ended June 30, 2017, 17,952 performance stock awards were forfeited due to not meeting specified targets, which resulted in a net reversal of prior compensation expense of approximately $0.1 million for the quarter. Compensation expense from restricted stock awards associated with our continuing operations was negligible and $0.4 million for the three and six months ended June 30, 2017, respectively, and $1.1 million and $0.9 million for the three and six months ended June 30, 2016, respectively. During the first quarter of 2016, 23,557 performance stock awards were forfeited due to not meeting specified targets, which resulted in a net reversal of prior compensation expense of approximately $0.2 million for the quarter. As of June 30, 2017, total unrecognized compensation cost related to restricted common stock grants was approximately $1.1 million, which will be recognized over a weighted average period of 1.6 years.

A summary of the restricted stock activity for the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards, as of December 31, 2016	242,824	$26.34
Awards	101,237	5.18
Forfeitures	(19,185)	86.78
Vested	(39,278)	22.18
Restricted stock awards, as of June 30, 2017	$285,598	$15.35

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

For the quarter ended June 30, 2017, therewere no significant changes with respect to the legal matters disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by our Periodic Report on Form 10-Q for the period ended March 31, 2017.

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

We manage our exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. As of June 30, 2017, we know of no significant probable or possible environmental contingent liabilities.

Letters of Credit

As of June 30, 2017, we have posted $46.3 million in various letters of credit to secure our drilling and related operations.

Lease Commitments

As of June 30, 2017, we have lease commitments for various real estate leases. Rent expense is recognized on a straight-line basis and has been recorded in General and Administrative expense on our Consolidated Statements of Operations. Rent expense for the three and six months ended June 30, 2017, was approximately $0.2 million and $0.5 million, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively. Lease commitments by year for each of the next five years are presented in the table below:

($ in Thousands)
2017	$505
2018	565
2019	563
2020	422
2021	—
Thereafter	—
Total	$2,055

Capacity Reservation

We have a capacity reservation arrangement with a subsidiary of MarkWest Energy Partners, L.P. (“MarkWest”) to ensure sufficient capacity at the cryogenic gas processing plants owned by MarkWest in Butler County, Pennsylvania to process our produced natural gas. In the event that we do not utilize the plants to process quantities of gas sufficient to meet specified volume commitments, we may be obligated to pay approximately $9.1 million in 2017, $15.9 million in 2018, $15.9 million in 2019, $15.9 million in 2020, $15.9 million in 2021 and $78.3 million thereafter, assuming our average net revenue interest in the region of approximately 51%. Charges incurred for unutilized processing capacity with MarkWest during the three and six months ended June 30, 2017 were $1.7 million and $3.3 million, respectively, and $0.8 million and $1.4 million for the three and six months ended June 30, 2016, respectively.

Operational Commitments

We have contracted drilling rig services for one rig to support our Appalachian Basin operations. The minimum cost to retain the rig would require gross payments of approximately $1.4 million in 2017 and $1.8 million in 2018, which would be partially offset by other working interest owners, which vary from well to well.

Natural Gas Gathering, Processing and Sales Agreements

During the normal course of business, we have entered into certain agreements to ensure the gathering, transportation, processing and sales of specified quantities of our natural gas, NGLs and condensate. In some instances, we are obligated to pay shortfall fees, whereby we would pay a fee for any difference between actual volumes provided as compared to volumes that have been committed. In other instances, we are obligated to pay a fee on all volumes that are subject to the related agreement. In connection with our entry into certain of these agreements, we concurrently entered into a guaranty whereby we have guaranteed the payment of obligations under the specified agreements up to a maximum of $391.5 million through 2029.

For the three and six months ended June 30, 2017, we incurred expenses related to the transportation, processing and marketing of our natural gas, condensate and NGLs of approximately $26.4 million and $52.7 million, respectively, and $21.8 million and $43.3 million for the three and six months ended June 30, 2016, respectively.  Expense related to these agreements makes up a substantial portion of our Lease Operating Expense, which we expect to continue as existing agreements commence and new transportation, processing and marketing agreements are entered that will enable us to sell our product. During the three and six months ended June 30, 2017, we incurred fees related to unutilized capacity commitments of approximately $0.7 million and $1.4 million, respectively, and $0.7 million and $1.0 million for the three and six months ended June 30, 2016, respectively.  The unutilized commitment fees are related to undeveloped properties that we acquired during 2014. Minimum net obligations under these sales, gathering and transportation agreements for the next five years are as follows:

($ in Thousands)
2017	$22,281
2018	46,241
2019	46,408
2020	45,123
2021	42,204
Thereafter	464,028
Total	$666,285

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

All fees owed are due on April 1 of each year. For the three and six months ended June 30, 2017, we recorded expense of approximately $0.8 million and $1.6 million, respectively and $0.8 million and $1.3 million for the three and six months ended June 30, 2016, respectively. We record expenses related to the impact fees as Production and Lease Operating Expense. As of June 30, 2017, approximately $1.6 million was accrued for the 2017 impact fees.

13. EARNINGS PER COMMON SHARE

Basic income (loss) per common share is calculated based on the weighted average number of common shares outstanding at the end of the period, excluding restricted stock with performance-based and market-based vesting criteria. Diluted income per common share includes the speculative exercise of stock options and performance-based restricted stock which contain conditions that are not earnings or market-based, given that the hypothetical effect is not anti-dilutive. For the three and six months ended June 30, 2017, we excluded stock options to purchase 112,348 shares of our common stock, due to exercise price of all exercisable outstanding options exceeding the average market price of our common shares during the period. For the three and six months ended June 30, 2016, we excluded stock options to purchase 130,447 shares of our common stock, due to our Net Loss from Continuing Operations. For the three and six month periods ended June 30, 2017 and 2016, we excluded performance-based restricted stock of 43,124 shares and 71,715 shares, respectively, due to performance metrics that have not yet been attained (for additional information on our non-cash compensation plans, see Note 11, Employee Benefit and Equity Plans, to our Consolidated Financial Statements). We utilize the if-converted method for calculating the impact of our 6.0% Convertible Perpetual Preferred Stock on diluted earnings per share. Under the if-converted method, convertible preferred stock is assumed as converted to common shares for the weighted average period outstanding. For the three and six months ended June 30, 2017, we excluded the assumed conversion of preferred stock equating to  221,502 common shares due to the antidilutive effect caused by the assumed conversion. During the three and six months ended June 30, 2016, we excluded the assumed conversion of preferred stock equating to 713,117 common shares and 227,057 common shares, respectively, due to our Net Loss from Continuing Operations. The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2017	2016	2017	2016
Net Loss From Continuing Operations	$(9,603)	$(52,911)	$(6,920)	$(105,562)
Net Loss From Discontinued Operations	—	(1,683)	—	(9,173)
Less: Preferred Stock Dividends	(598)	(1,723)	(1,196)	(3,828)
Effect of Preferred Stock Conversions	—	72,316	—	72,316
Net Income (Loss) Attributable to Common Shareholders	$(10,201)	$15,999	$(8,116)	$(46,247)
Denominator:
Weighted Average Common Shares Outstanding - Basic	9,881	7,180	9,825	6,404
Effect of Dilutive Securities:
Employee Stock Options	—	—	—	—
Employee Performance-Based Restricted Stock Awards	—	—	—	—
Effect of Assumed Conversions of Preferred Stock	—	—	—	—
Weighted Average Common Shares Outstanding - Diluted	9,881	7,180	9,825	6,404
Earnings per Common Share Attributable to Rex Energy Common Shareholders:
Basic — Net Income (Loss) From Continuing Operations	$(1.03)	$2.45	$(0.83)	$(5.79)
— Net Loss From Discontinued Operations	—	(0.23)	—	(1.43)
— Net Income (Loss) Attributable to Common Shareholders	$(1.03)	$2.22	$(0.83)	$(7.22)
Diluted — Net Income (Loss) From Discontinued Operations	$(1.03)	$2.45	$(0.83)	$(5.79)
— Net Loss From Discontinued Operations	—	(0.23)	—	(1.43)
— Net Income (Loss) Attributable to Common Shareholders	$(1.03)	$2.22	$(0.83)	$(7.22)

14. EQUITY METHOD INVESTMENTS

RW Gathering, LLC

We own a 40% non-operated interest in RW Gathering, LLC (“RW Gathering”), which owns gas-gathering assets to facilitate development in our natural gas operations. We did not make any capital contributions to RW Gathering during the first six months of 2017 and 2016. RW Gathering recorded net losses from continuing operations of $0.5 million and $1.0 million during the three and six months ended June 30, 2017, respectively, as compared to losses of $0.5 million and $1.0 million for the three and six months ended June 30, 2016, respectively.  The losses incurred were due to insurance fees, bank fees, rent expenses and depreciation expense. Historically, we recorded our share of the net losses on the Statements of Operations as Loss on Equity Method Investments. As of June 30, 2015, we discontinued applying the equity method of accounting for our share of net losses due to our investment being reduced to zero.

During the three and six months ended June 30, 2017 and 2016, we incurred approximately $0.1 million and $0.3 million, respectively, in compression expenses each year that were charged to us from Williams Production Appalachia, LLC. These costs are in relation to compression costs incurred by RW Gathering and are recorded as Production and Lease Operating Expense on our Consolidated Statement of Operations. As of June 30, 2017 and December 31, 2016, there were no receivables or payables due between RW Gathering and us.

15. IMPAIRMENT EXPENSE

For the three and six months ended June 30, 2017, impairment expenses for continuing operations incurred were approximately $3.0 million and $4.6 million, respectively, and impairment expenses incurred for the three and six months ended June 30, 2016, were approximately $25.1 million and $35.8 million, respectively.  We continually monitor the carrying value of our oil and gas properties and make evaluations of their recoverability when circumstances arise that may contribute to impairment. The expense incurred during the six months ended June 30, 2017, included approximately $3.8 million of undeveloped leases that expired or are expected to expire without being developed, the majority of which are in Butler County, Pennsylvania, and Warrior North in Ohio.  Impairments of unconventional proved properties in our Butler County operations totaled approximately $0.8 million during the six months ended June 30, 2017.  The impairments were identified through an analysis of market conditions and future development plans that were in existence as of each period end, related to these properties, which indicated that the carrying value of the assets was not recoverable. The analysis included an evaluation of estimated future cash flows with consideration given to market prices for similar assets and future development plans.  Our estimates of future cash flows attributable to our properties could decline if commodity prices decline, which may result in additional impairment expense. As of June 30, 2017, we continued to carry the costs of undeveloped properties of approximately $205.7 million on our Consolidated Balance Sheet, which is related to the Marcellus and Utica Shale and for which we currently have development, trade or lease extension plans.

The expense incurred during the first six months of 2016 included proved properties of approximately $34.8 million in impairment related to undeveloped leases that expired or are expected to expire without being developed, the majority of which were in Butler County, Pennsylvania and Warrior North in Ohio.

16. EXPLORATION EXPENSE

For the three and six months ended June 30, 2017, exploration expenses for continuing operations incurred were approximately $0.1 million and $0.3 million, respectively, and approximately $0.8 million and $1.7 million for the three and six months ended June 30, 2016, respectively.  Approximately $0.2 million of the expense incurred in 2017 was due to geological and geophysical type expenditures and the remaining $0.1 million was due to delay rentals. Approximately $0.8 million of the expense incurred in 2016 was due to two exploratory wells that were abandoned at various stages, resulting in dry hole expense and the remaining 2016 expense of $0.9 million was due to geological and geophysical type expenditures.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of June 30, 2017, we had $600.3 million aggregate principal amount of outstanding Senior Notes, as shown in Note 7, Long-Term Debt, to our Consolidated Financial Statements. The Senior Notes are guaranteed by certain of our wholly-owned subsidiaries, or guarantor subsidiaries. Unless otherwise noted below, each of the following guarantor subsidiaries are wholly-owned by Rex Energy Corporation and have provided guarantees of the Senior Notes that are joint and several and full and unconditional as of June 30, 2017:

•	Rex Energy I, LLC;
•	Rex Energy Operating Corporation;
•	Rex Energy IV, LLC;
•	PennTex Resources Illinois, Inc.; and
•	R.E. Gas Development, LLC.

The non-guarantor subsidiaries include certain consolidated subsidiaries, including R.E. Disposal, LLC, Rex Energy Marketing, LLC and R.E. Ventures Holdings, LLC. We derive much of our business through and derive much of our income through our subsidiaries. Therefore, our ability to make required payments with respect to indebtedness and other obligations depends on the financial results and condition of our subsidiaries and our ability to receive funds from our subsidiaries. As of June 30, 2017, there were no restrictions on the ability of any of the guarantor subsidiaries to transfer funds to us. There may be restrictions for certain non-guarantor subsidiaries.

The following financial statements present condensed consolidating financial data for (i) Rex Energy Corporation, the issuer of the notes, (ii) the combined Guarantors, (iii) the combined other subsidiaries of the Company that did not guarantee the Notes, and (iv) eliminations necessary to arrive at our consolidated financial statements, which include condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, the condensed consolidating statements of operations for the three and six months ended June 30, 2017 and 2016, and the condensed consolidating statements of cash flows for the six months ended June 30, 2017 and 2016.

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2017

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
ASSETS
Current Assets
Cash and Cash Equivalents	$7,951	$—	$4,904	$—	$12,855
Accounts Receivable	23,755	—	7	—	23,762
Taxes Receivable	—	—	48	—	48
Short-Term Derivative Instruments	6,982	—	335	—	7,317
Inventory, Prepaid Expenses and Other	1,392	—	610	—	2,002
Total Current Assets	40,080	—	5,904	—	45,984
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	977,665	—	—	—	977,665
Unevaluated Oil and Gas Properties	205,691	—	—	—	205,691
Other Property and Equipment	22,309	—	—	—	22,309
Wells and Facilities in Progress	59,807	—	—	—	59,807
Pipelines	21,289	—	—	—	21,289
Total Property and Equipment	1,286,761	—	—	—	1,286,761
Less: Accumulated Depreciation, Depletion and Amortization	(434,483)	—	—	—	(434,483)
Net Property and Equipment	852,278	—	—	—	852,278
Other Assets	2,488	—	—	—	2,488
Intercompany Receivables	—	—	1,037,626	(1,037,626)	—
Investment in Subsidiaries – Net	(2,484)	—	(272,262)	274,746	—
Long-Term Derivative Instruments	4,111	—	709	—	4,820
Total Assets	$896,473	$—	$771,977	$(762,880)	$905,570
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$46,235	$—	$—	$—	$46,235
Current Maturities of Long-Term Debt	834	—	—	—	834
Accrued Liabilities	30,025	421	2,345	—	32,791
Short-Term Derivative Instruments	6,563	—	—	—	6,563
Total Current Liabilities	83,657	421	2,345	—	86,423
Long-Term Derivative Instruments	9,450	—	—	—	9,450
Term Loans, Net	—	—	136,163	—	136,163
Senior Notes, Net	—	—	648,820	—	648,820
Other Long-Term Debt	3,627	—	—	—	3,627
Other Deposits and Liabilities	7,731	—	—	—	7,731
Future Abandonment Cost	9,658	—	—	—	9,658
Intercompany Payables	1,033,962	3,664	—	(1,037,626)	—
Total Liabilities	1,148,085	4,085	787,328	(1,037,626)	901,872
Stockholders’ Equity
Preferred Stock	—	—	1	—	1
Common Stock	—	—	10	—	10
Additional Paid-In Capital	177,144	—	651,659	(177,144)	651,659
Accumulated Deficit	(428,756)	(4,085)	(667,021)	451,890	(647,972)
Total Stockholders’ Equity	(251,612)	(4,085)	(15,351)	274,746	3,698
Total Liabilities and Stockholders’ Equity	$896,473	$—	$771,977	$(762,880)	$905,570

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2017

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Natural Gas, NGL and Condensate Sales	$47,457	$—	$—	$—	$47,457
Other Operating Revenue	5	—	—	—	5
TOTAL OPERATING REVENUE	47,462	—	—	—	47,462
OPERATING EXPENSES
Production and Lease Operating Expense	29,374	—	—	—	29,374
General and Administrative Expense	3,771	—	523	—	4,294
Gain on Disposal of Assets	(124)	—	—	—	(124)
Impairment Expense	3,032	—	—	—	3,032
Exploration Expense	99	—	—	—	99
Depreciation, Depletion, Amortization and Accretion	15,501	—	—	—	15,501
Other Operating (Income) Expense	(99)	1	—	—	(98)
TOTAL OPERATING EXPENSES	51,554	1	523	—	52,078
LOSS FROM OPERATIONS	(4,092)	(1)	(523)	—	(4,616)
OTHER INCOME (EXPENSE)
Interest Expense	(442)	—	(11,680)	—	(12,122)
Gain (Loss) on Derivatives, Net	10,861	—	(475)	—	10,386
Other Income	20	—	—	—	20
Loss on Extinguishments of Debt	—	—	(3,271)	—	(3,271)
(Loss) Income From Equity in Consolidated Subsidiaries	(1)	—	6,346	(6,345)	—
TOTAL OTHER INCOME (EXPENSE)	10,438	—	(9,080)	(6,345)	(4,987)
INCOME BEFORE INCOME TAX	6,346	(1)	(9,603)	(6,345)	(9,603)
Income Tax Expense	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$6,346	$(1)	$(9,603)	$(6,345)	$(9,603)
Preferred Stock Dividends	—	—	(598)	—	(598)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$6,346	$(1)	$(10,201)	$(6,345)	$(10,201)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Natural Gas, NGL and Condensate Sales	$99,522	$—	$—	$—	$99,522
Other Operating Revenue	11	—	—	—	11
TOTAL OPERATING REVENUE	99,533	—	—	—	99,533
OPERATING EXPENSES
Production and Lease Operating Expense	58,308	—	—	—	58,308
General and Administrative Expense	8,232	—	596	—	8,828
Gain on Disposal of Assets	(1,959)	—	—	—	(1,959)
Impairment Expense	4,577	—	—	—	4,577
Exploration Expense	319	—	—	—	319
Depreciation, Depletion, Amortization and Accretion	30,969	—	—	—	30,969
Other Operating (Income) Expense	(119)	1	—	—	(118)
TOTAL OPERATING EXPENSES	100,327	1	596	—	100,924
LOSS FROM OPERATIONS	(794)	(1)	(596)	—	(1,391)
OTHER INCOME (EXPENSE)
Interest Expense	(809)	—	(20,457)	—	(21,266)
Gain (Loss) on Derivatives, Net	20,659	—	(1,893)	—	18,766
Other Expense	(7)	—	—	—	(7)
Loss on Extinguishments of Debt	—	—	(3,022)	—	(3,022)
(Loss) Income from Equity in Consolidated Subsidiaries	(1)		19,048	(19,047)	—
TOTAL OTHER INCOME (EXPENSE)	19,842	—	(6,324)	(19,047)	(5,529)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	19,048	(1)	(6,920)	(19,047)	(6,920)
Income Tax Expense	—	—	—	—	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	19,048	(1)	(6,920)	(19,047)	(6,920)
Income (Loss) From Discontinued Operations, Net of Income Tax	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	$19,048	$(1)	$(6,920)	$(19,047)	$(6,920)
Preferred Stock Dividends	—	—	(1,196)	—	(1,196)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$19,048	$(1)	$(8,116)	$(19,047)	$(8,116)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$19,048	$(1)	$(6,920)	$(19,047)	$(6,920)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Depreciation, Depletion, Amortization and Accretion	30,969	—	—	—	30,969
(Gain) Loss on Derivatives	(20,659)	—	1,893	—	(18,766)
Cash Settlements of Derivatives	(5,525)	—	—	—	(5,525)
Non-cash Dry Hole Expense	13	—	—	—	13
Equity-based Compensation Expense	—	—	571	—	571
Gain on Disposal of Assets	(1,959)	—	—	—	(1,959)
Loss on Extinguishments Debt	—	—	3,022	—	3,022
Non-cash Interest Expense related to Debt Restructurings and Exchanges	—	—	12,431	—	12,431
Impairment Expense	4,577	—	—	—	4,577
Other Non-cash Income	41	—	—	—	41
Changes in operating assets and liabilities
Accounts Receivable	7,232	—	(3)	—	7,229
Taxes Receivable	—	—	163	—	163
Inventory, Prepaid Expenses and Other Assets	638	—	(586)	—	52
Accounts Payable and Accrued Liabilities	(1,484)	—	—	—	(1,484)
Other Assets and Liabilities	(1,104)	—	—	—	(1,104)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	31,787	(1)	10,571	(19,047)	23,310
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany loans to subsidiaries	4,063	1	(23,111)	19,047	—
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	24,513	—	—	—	24,513
Acquisitions of Undeveloped Acreage	(1,783)	—	—	—	(1,783)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(54,004)	—	—	—	(54,004)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(27,211)	1	(23,111)	19,047	(31,274)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Line of Credit	—	—	171,000	—	171,000
Repayments of Long-Term Debt and Line of Credit	—	—	(145,170)	—	(145,170)
Repayments of Loans and Other Long-Term Debt	(319)	—	—	—	(319)
Debt Issuance Costs	—	—	(7,791)	—	(7,791)
Payment of Preferred Dividends in Arrears	—	—	(598)	—	(598)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(319)	—	17,441	—	17,122
NET INCREASE IN CASH	4,257	—	4,901	—	9,158
CASH – BEGINNING	3,694	—	3	—	3,697
CASH - ENDING	$7,951	$—	$4,904	$—	$12,855

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2016

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
ASSETS
Current Assets
Cash and Cash Equivalents	$3,694	$—	$3	$—	$3,697
Accounts Receivable	22,609	—	2,839	—	25,448
Taxes Receivable	—	—	211	—	211
Short-Term Derivative Instruments	650	—	1,223	—	1,873
Inventory, Prepaid Expenses and Other	2,521	—	25	—	2,546
Total Current Assets	29,474	—	4,301	—	33,775
Property and Equipment (Successful Efforts Method)
Evaluated Oil and Gas Properties	1,053,461	—	—	—	1,053,461
Unevaluated Oil and Gas Properties	215,794	—	—	—	215,794
Other Property and Equipment	21,401	—	—	—	21,401
Wells and Facilities in Progress	21,964	—	—	—	21,964
Pipelines	18,029	—	—	—	18,029
Total Property and Equipment	1,330,649	—	—	—	1,330,649
Less: Accumulated Depreciation, Depletion and Amortization	(475,205)	—	—	—	(475,205)
Net Property and Equipment	855,444	—	—	—	855,444
Other Assets	2,492	—	—	—	2,492
Intercompany Receivables	—	—	1,035,713	(1,035,713)	—
Investment in Subsidiaries – Net	(2,388)	—	(127,974)	130,362	—
Long-Term Derivative Instruments	500	—	1,712	—	2,212
Total Assets	$885,522	$—	$913,752	$(905,351)	$893,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$40,712	$—	$—	$—	$40,712
Current Maturities of Long-Term Debt	764	—	—	—	764
Accrued Liabilities	32,328	421	4,458	—	37,207
Short-Term Derivative Instruments	25,025	—	—	—	25,025
Total Current Liabilities	98,829	421	4,458	—	103,708
Long-Term Derivative Instruments	7,227	—	—	—	7,227
Senior Secured Line of Credit, Net	—	—	113,785	—	113,785
Term Loans. Net	—	—	—	—	—
Senior Notes, Net	—	—	638,161	—	638,161
Other Long-Term Debt	3,409	—	—	—	3,409
Other Deposits and Liabilities	8,671	—	—	—	8,671
Future Abandonment Cost	8,736	—	—	—	8,736
Intercompany Payables	1,032,050	3,663	—	(1,035,713)	—
Total Liabilities	1,158,922	4,084	756,404	(1,035,713)	883,697
Stockholders’ Equity
Preferred Stock	—	—	1	—	1
Common Stock	—	—	10	—	10
Additional Paid-In Capital	177,144	—	650,669	(177,144)	650,669
Accumulated Deficit	(450,544)	(4,084)	(493,332)	307,506	(640,454)
Total Stockholders’ Equity	(273,400)	(4,084)	157,348	130,362	10,226
Total Liabilities and Stockholders’ Equity	$885,522	$—	$913,752	$(905,351)	$893,923

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2016

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Natural Gas, NGL and Condensate Sales	$31,271	$—	$—	$—	$31,271
Other Operating Expense	(6)	—	—	—	(6)
TOTAL OPERATING REVENUE	31,265	—	—	—	31,265
OPERATING EXPENSES
Production and Lease Operating Expense	25,221	—	—	—	25,221
General and Administrative Expense	3,661	—	1,176	—	4,837
Loss on Disposal of Assets	(4,307)	—	—	—	(4,307)
Impairment Expense	25,139	—	—	—	25,139
Exploration Expense	803	—	—	—	803
Depreciation, Depletion, Amortization and Accretion	14,747	3	—	—	14,750
Other Operating Expense	704	—	—	—	704
TOTAL OPERATING EXPENSES	65,968	3	1,176	—	67,147
LOSS FROM OPERATIONS	(34,703)	(3)	(1,176)	—	(35,882)
OTHER INCOME (EXPENSE)					—
Interest Expense	(269)	—	(11,170)	—	(11,439)
Loss on Derivatives, Net	(29,169)	—	—	—	(29,169)
Other Income	12				12
Debt Exchange Expense	—	—	(533)	—	(533)
Gain on Extinguishment of Debt	—	—	23,707		23,707
(Loss) Income From Equity in Consolidated Subsidiaries	(54)	54	(65,341)	65,341	—
TOTAL OTHER INCOME (EXPENSE)	(29,480)	54	(53,337)	65,341	(17,422)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(64,183)	51	(54,513)	65,341	(53,304)
Income Tax Benefit (Expense)	473	—	(80)	—	393
INCOME (LOSS) FROM CONTINUING OPERATIONS	(63,710)	51	(54,593)	65,341	(52,911)
Loss From Discontinued Operations, Net of Income Tax	(1,629)	(54)	—	—	(1,683)
NET INCOME (LOSS)	(65,339)	(3)	(54,593)	65,341	(54,594)
Preferred Stock Dividends	—	—	(1,723)	—	(1,723)
Effect of Preferred Stock Conversions	—	—	72,316	—	72,316
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(65,339)	$(3)	$16,000	$65,341	$15,999

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
OPERATING REVENUE
Natural Gas, Condensate and NGL Sales	$56,944	$—	$—	$—	$56,944
Other Revenue	7	—	—	—	7
TOTAL OPERATING REVENUE	56,951	—	—	—	56,951
OPERATING EXPENSES
Production and Lease Operating Expense	49,671	1	—	—	49,672
General and Administrative Expense	9,080	—	1,041	—	10,121
Gain on Disposal of Assets	(4,295)	—	—	—	(4,295)
Impairment Expense	35,780	—	—	—	35,780
Exploration Expense	1,737	1	—	—	1,738
Depreciation, Depletion, Amortization and Accretion	31,249	13	—	—	31,262
Other Operating Expense	1,030	—	—	—	1,030
TOTAL OPERATING EXPENSES	124,252	15	1,041	—	125,308
LOSS FROM OPERATIONS	(67,301)	(15)	(1,041)	—	(68,357)
OTHER INCOME (EXPENSE)
Interest Expense	(539)	—	(23,930)	—	(24,469)
Loss on Derivatives, Net	(25,120)	—	—	—	(25,120)
Other Income	12	—	—	—	12
Debt Exchange Expense	—	—	(9,014)	—	(9,014)
Gain on Extinguishment of Debt	—	—	23,707	—	23,707
Income (Loss) From Equity in Consolidated Subsidiaries	79	(79)	(104,226)	104,226	—
TOTAL OTHER INCOME (EXPENSE)	(25,568)	(79)	(113,463)	104,226	(34,884)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(92,869)	(94)	(114,504)	104,226	(103,241)
Income Tax Expense	(2,090)	—	(231)	—	(2,321)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(94,959)	(94)	(114,735)	104,226	(105,562)
Loss From Discontinued Operations, Net of Income Tax	(9,106)	(67)	—	—	(9,173)
NET INCOME (LOSS) ATTRIBUTABLE TO REX ENERGY	(104,065)	(161)	(114,735)	104,226	(114,735)
Preferred Stock Dividends	—	—	(3,828)	—	(3,828)
Effect of Preferred Stock Conversions	—	—	72,316	—	72,316
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(104,065)	$(161)	$(46,247)	$104,226	$(46,247)

REX ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

($ in Thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Rex Energy Corporation (Note Issuer)	Eliminations	Consolidated Balance
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(104,065)	$(161)	$(114,735)	$104,226	$(114,735)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Depreciation, Depletion, Amortization and Accretion	36,293	52	—	—	36,345
Loss on Derivatives, Net	25,120	—	—	—	25,120
Cash Settlements of Derivatives	30,340	—	—	—	30,340
Dry Hole Expense	870	—	—	—	870
Equity-based Compensation Expense	—	—	1,305	—	1,305
Gain on Disposal of Assets	(4,338)	—	—	—	(4,338)
Amortization of net Bond Discount and Deferred Debt Issuance Costs	—	—	538	—	538
Non-cash Interest Expense related to Debt Restructurings and Exchanges	—	—	8,126	—	8,126
Gain on Extinguishment of Debt	—	—	(23,757)	—	(23,757)
Impairment Expense	39,330	(7)	39,323	(39,323)	39,323
Other Non-cash (Income) Expense	(100)	—	231	—	131
Changes in operating assets and liabilities
Accounts Receivable	(14,452)	103	(423)	—	(14,772)
Inventory, Prepaid Expenses and Other Assets	1,093	—	25	—	1,118
Accounts Payable and Accrued Liabilities	15,148	—	(4,723)	—	10,425
Other Assets and Liabilities	(651)	(25)	—	—	(676)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	24,588	(38)	(94,090)	64,903	(4,637)
CASH FLOWS FROM INVESTING ACTIVITIES
Intercompany loans to subsidiaries	2,035	109	62,759	(64,903)	—
Proceeds from the Sale of Oil and Gas Properties, Prospects and Other Assets	190	—	—	—	190
Proceeds from Joint Venture	19,461	—	—	—	19,461
Acquisitions of Undeveloped Acreage	(5,863)	(37)	—	—	(5,900)
Capital Expenditures for Development of Oil and Gas Properties and Equipment	(37,704)	(34)	—	—	(37,738)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(21,881)	38	62,759	(64,903)	(23,987)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt and Lines of Credit	—	—	50,400	—	50,400
Repayments of Long Term Debt and Lines of Credit	—	—	(15,230)	—	(15,230)
Repayments of Loans and Other Long-Term Debt	(361)	—	—	—	(361)
Debt Issuance Costs	—	—	(3,838)	—	(3,838)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(361)	—	31,332	—	30,971
NET INCREASE IN CASH	2,346	—	1	—	2,347
CASH – BEGINNING	1,089	—	2	—	1,091
CASH - ENDING	$3,435	$—	$3	$—	$3,438

18. SUBSEQUENT EVENTS

Marketing Agreement with BP Energy Company

On August 1, 2017, we entered into a comprehensive marketing arrangement with BP Structured Products (“BP”) pursuant to which BP will market the majority of our liquid C3+ products stream and support several other marketing initiatives out of our Butler and Warrior North operating areas.

Beginning January 1, 2018, BP will purchase the majority of our C3+ products stream at a fixed price differential to Mt. Bellevue for a four year term.  The fixed priced differential compares favorably to 2016 and currently projected 2017 differentials, is expected to eliminate the wide fluctuations between summer and winter pricing during the term, and is expected to allow more flexibility in the timing for placement of wells into sales.  As a result of the new marketing arrangement, we were able to reduce one of our firm transportation credit support obligations by approximately $14.1 million, which will in turn increase our available borrowing base under the Delayed Draw Term Facility by a similar amount.  As part of the broader marketing initiatives, BP will also market a portion of our Warrior North gas at an improved differential to the current pricing.

Sale of Salineville Waterline

In July 2018, we entered into an agreement with Keystone Clearwater Solutions (“Keystone”) to sell a permanent waterline in Ohio, which provides fresh water for completions operations in our Warrior North operated area, to Keystone. Keystone will own and operate the waterline. In conjunction with the sale, we entered into a leasing arrangement with Keystone to maintain first right of refusal on available water. The purchase price of the waterline was approximately $7.0 million. We intend to account for this transaction as a sale-leaseback arrangement and, pursuant to ASC 360, continue to hold this asset as held and used as of June 30, 2017.

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

2017 Activity

During the three and six months ended June 30, 2017, we produced 16,112 MMcfe and 31,716 MMcfe, respectively. Overall, our production for the three and six months ended June 30, 2017 averaged 177 MMcfe per day and 175 MMcfe per day, respectively. As of June 30, 2017, we had 13.0 gross (7.7 net) wells drilled and awaiting completion. We had no wells resting or awaiting pipeline connection as of June 30, 2017. Our drilling and completion activity for the period indicated is set forth in the table below.

Three and Six Months Ended June 30, 2017 and 2016

Three Months Ended June 30, 2017
Wells Drilled		Wells Completed		Wells Placed In Service
Gross	Net	Gross	Net	Gross	Net
6.0	4.8	6.0	3.1	4.0	1.4

Three Months Ended June 30, 2016
Wells Drilled		Wells Completed		Wells Placed In Service
Gross	Net	Gross	Net	Gross	Net
8.0	3.5	4.0	1.4	3.0	1.1

Six Months Ended June 30, 2017
Wells Drilled		Wells Completed		Wells Placed In Service
Gross	Net	Gross	Net	Gross	Net
14.0	8.6	10.0	4.5	4.0	1.4

Six Months Ended June 30, 2016
Wells Drilled		Wells Completed		Wells Placed In Service
Gross	Net	Gross	Net	Gross	Net
10.0	4.2	9.0	4.4	19.0	9.1

Commodity Prices

Our development plans are sensitive to current and projected commodity prices which have been and are expected to continue to be volatile. Our realized price, before derivative settlements, for natural gas during the three and six months ended June 30, 2017, averaged approximately $2.94 per Mcf, and $3.05 Mcf, respectively, as compared to $1.42 per Mcf and $1.39 Mcf for the three and six months ended June 30, 2016, respectively. Our realized price, before derivative settlements, for condensate during the three and six months ended June 30, 2017, averaged approximately $42.35 per barrel and $44.25 per barrel, respectively, as compared to $37.20 per barrel and $31.91 per barrel for the three and six months ended June 30, 2016, respectively. Our realized price, before derivative settlements, for C3+ NGLs during the three and six months ended June 30, 2017 averaged approximately $23.03 per barrel and $26.86 per barrel, respectively, as compared to $15.49 per barrel and $13.87 per barrel for the three and six months ended June 30, 2016, respectively. Our realized price, before derivative settlements, for ethane during the three and six months ended June 30, 2017, averaged approximately $9.96 per barrel and $9.74 per barrel, respectively, and $7.49 per barrel and $6.84 per barrel as compared for the three and six months ended June 30, 2016, respectively.

For the three and six months ended June 30, 2017, we recorded impairment expense of approximately $3.0 million and $4.6 million, respectively. Further decreases in commodity prices will decrease our natural gas, condensate and NGL revenues and could reduce the amount of natural gas, condensate and NGL reserves that we can economically produce. A prolonged period of depressed commodity prices or further declines in projected future commodity prices could require additional write-downs of the carrying values of our properties.

Because we follow the successful efforts method of accounting our impairment tests are largely based on estimates of future commodity prices, changes in development and operating costs, taxes, operational efficiencies, changes in technology and access to capital, which makes predicting any future write-downs difficult and uncertain. In an effort to quantify the impact of continued low commodity pricing levels or further declines in future prices, we offer the following: as of June 30, 2017, approximately $473.6 million, or 83.8%, of our evaluated oil and natural gas properties were located in our Butler Marcellus operating area.  Based on estimates of future cash flows, substantial further decreases in commodity prices combined with a lack of access to capital or a detrimental change to costs or operating efficiencies would need to occur in order for us to experience a write-down. Our remaining evaluated properties outside of the Butler Marcellus operating area are more sensitive to the current commodity price environment. These properties could experience additional write-downs if estimates of future commodity prices decline further. The net book value of these remaining evaluated properties totaled approximately $91.5 million as June 30, 2017.

Debt for Equity Exchanges

During the first six months of 2017, we entered into privately negotiated debt-to-equity exchanges with certain holders of our Senior Notes in exchange for unrestricted shares of our common stock.  These exchanges resulted in the retirement of approximately $0.9 million of our outstanding Senior Notes, in exchange for the issuance of 83,626 shares of unrestricted common stock.  The exchanged notes were subsequently cancelled, resulting in a gain to the Company of approximately $0.4 million, included as a component of Gain (Loss) on Extinguishments of Debt in our Consolidated Statement of Operations for the six months ended June 30, 2017.

Benefit Street Partners, LLC Joint Venture

On March 1, 2016, we entered into a joint exploration and development agreement with an affiliate of Benefit Street Partners, LLC (“BSP”) to jointly develop 58 specifically designated wells in our Moraine East and Warrior North operated areas. BSP agreed to participate in and fund 15.0% of the estimated well costs for 16 designated wells in Butler County, Pennsylvania, all of which have already been drilled, completed, placed in sales and paid for by BSP. BSP also agreed to participate in and fund 65.0% of the estimated well costs for six designated wells in Warrior North, Ohio, all of which have been drilled, completed, placed in sales and paid for by BSP. BSP also has the option to participate in the development of 36 additional wells and would fund 65.0% of the estimated well costs for the designated wells in return for a 65.0% working interest. To date, BSP has exercised its option to participate in 23 of these additional wells. Total consideration for this transaction could be up to $175.0 million with approximately $134.0 million committed as of June 30, 2017. BSP has paid approximately $103.0 million for its interest in elected wells as of June 30, 2017. The remainder of the proceeds will be received as additional wells are drilled to total depth or placed in sales.  BSP earns an assignment of 15%-20% working interest in acreage located within each of the units in which it participates. As of June 30, 2017, 34 of the 45 committed wells were in line and producing, and four were completed waiting to go in line, and seven wells were drilled and awaiting completion.

Results of Continuing Operations

The following table sets forth summary information regarding NGL, condensate and natural gas production and product prices for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Production:
Natural Gas (Mcf)	9,889,888	11,327,101	19,801,630	22,631,620
Condensate (Bbls)	70,687	90,565	144,927	153,628
C3+ NGLs (Bbls)	439,441	507,990	861,146	997,744
Ethane (Bbls)	526,893	532,928	979,580	971,140
Total (Mcfe)(a)	16,112,014	18,115,999	31,715,548	35,366,692
Average daily production:
Natural Gas (Mcf)	108,680	124,474	109,401	124,350
Condensate (Bbls)	777	995	801	844
C3+ NGLs (Bbls)	4,829	5,582	4,758	5,482
Ethane (Bbls)	5,790	5,856	5,412	5,336
Total (Mcfe)(a)	177,055	199,077	175,224	194,322
Average sales price(b):
Natural Gas (per Mcf)	$2.94	$1.42	$3.05	$1.39
Condensate (per Bbl)	$42.35	$37.20	$44.25	$31.91
C3+ NGLs (per Bbl)	$23.03	$15.49	$26.86	$13.87
Ethane (per Bbl)	$9.96	$7.49	$9.74	$6.84
Total (per Mcfe)(a)	$2.95	$1.73	$3.14	$1.61
Average NYMEX prices(c):
Oil (per Bbl)	$48.28	$45.59	$50.10	$39.52
Natural Gas (per Mcf)	$3.05	$2.24	$3.02	$2.12

(a)	Condensate, Ethane and C3+ NGLs are converted at the rate of one barrel of oil equivalent (“BOE”) to six Mcfe.
(b)	Does not include the effects of cash settled derivatives.
(c)	Based upon the average of bid week prompt month prices.

The following table sets forth summary information regarding NGL, condensate and natural gas revenues, production volumes, average product prices and average production costs for the three and six months ended June 30, 2017 and 2016:

	Production and Revenue by Product
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue – Natural Gas(a)	$29,097,041	$16,044,170	$60,441,673	$31,559,846
Volumes (Mcf)	9,889,888	11,327,101	19,801,630	22,631,620
Average Price	$2.94	$1.42	$3.05	$1.39
Revenue – Condensate (a)	$2,993,340	$3,368,581	$6,413,513	$4,902,336
Volumes (Bbl)	70,687	90,565	144,927	153,628
Average Price	$42.35	$37.20	$44.25	$31.91
Revenue – C3+ NGLs(a)	$10,119,239	$7,867,132	$23,126,667	$13,842,338
Volumes (Bbl)	439,441	507,990	861,146	997,744
Average Price	$23.03	$15.49	$26.86	$13.87
Revenue – Ethane(a)	$5,247,189	$3,990,742	$9,540,190	$6,639,427
Volumes (Bbl)	526,893	532,928	979,580	971,140
Average Price	$9.96	$7.49	$9.74	$6.84
Average Production Cost per Mcfe(b)	$1.82	$1.39	$1.84	$1.40

(a)	Does not include the effects of cash settled derivatives.
(b)	Excludes ad valorem and severance taxes.

General Overview

Operating revenue for the three and six months ended June 30, 2017 increased 51.8% and 74.8% when compared to the same periods in 2016, respectively. The increase in operating revenue for the three and six months ended June 30, 2017 can be primarily attributed to higher natural gas, condensate and NGL prices, offset partially by lower production volumes. Our production decreased to 16,112 MMcfe for the three month period ended June 30, 2017, from 18,116 MMcfe for the three month period ended June 30, 2016, approximately 11.1%. For the six months ended June 30, 2017, our production decreased 10.3% to 31,716 MMcfe from the six months ended June 30, 2016.  For the three month period ended June 30, 2017, our realized sales price for natural gas increased to $2.94 per Mcf from $1.42 per Mcf, condensate increased to $42.35 per barrel from $37.20 per barrel, C3+ NGLs increased to $23.03 per barrel from $15.49 per barrel, and ethane increased to $9.96 per barrel from $7.49 per barrel, respectively, when compared to the same period in 2016.  For the six months ended June 30, 2017, our realized sales price for natural gas increased to $3.05 per Mcf from $1.39 per Mcf, condensate increased to $44.25 per barrel from $31.91 per barrel, C3+ NGLs increased to $26.86 per barrel from $13.87 per barrel, and ethane increased to $9.74 per barrel from $6.84 per barrel, respectively, when compared to the same period in 2016.

Operating expenses decreased $15.1 million and $24.4 million, respectively, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. Operating expenses primarily comprise: Production and Lease Operating Expenses, G&A Expenses, Other Operating Expense, Exploration Expenses, Impairment Expense and DD&A Expenses. The decreases in operating expenses were largely attributable to fewer impairment charges, and lower G&A expenses, net of higher Lease Operating Expenses. The decrease of many of these operating expenses is consistent with the overall decrease in activity within the industry in conjunction with a decrease in the cost of goods and services and other cost control measures that we have implemented. The decrease in impairment was largely indicative of the increase in commodity prices as compared to prices realized during the three and six months ended June 30, 2016.

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

Gas, condensate and NGL revenue, including the effects of cash settled derivatives, for the three-month periods ended June 30, 2017 and 2016 is summarized in the following table:

	For the Three Months Ended June 30,
($ in Thousands, except total Mcfe production and price per Mcfe)	2017	2016	Change	%
Gas sales revenue	$29,097	$16,044	$13,053	81.4%
Gas derivatives realized(a)	$(1,594)	$14,857	$(16,451)	(110.7)%
Total gas revenue and derivatives realized	$27,503	$30,901	$(3,398)	(11.0)%
Condensate sales revenue	$2,993	$3,369	$(376)	(11.2)%
Oil and condensate derivatives realized(a)	$141	$310	$(169)	(54.5)%
Total condensate revenue and derivatives realized	$3,134	$3,679	$(545)	(14.8)%
C3+ NGL revenue	$10,119	$7,867	$2,252	28.6%
C3+ NGL derivatives realized(a)	$(616)	$2,255	$(2,871)	(127.3)%
Total C3+ NGL revenue	$9,503	$10,122	$(619)	(6.1)%
Ethane revenue	$5,247	$3,991	$1,256	31.5%
Ethane derivatives realized(a)	$(12)	$—	$(12)	100.0%
Total Ethane revenue	$5,235	$3,991	$1,244	31.2%
Consolidated sales	$47,456	$31,271	$16,185	51.8%
Consolidated derivatives realized(a)	$(2,081)	$17,422	$(19,503)	(111.9)%
Total NGL, condensate and gas revenue and derivatives realized	$45,375	$48,693	$(3,318)	(6.8)%
Total Mcfe Production	16,112,014	18,115,999	(2,003,985)	(11.1)%
Average Realized Price per Mcfe	$2.82	$2.69	$0.13	4.8%
(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for natural gas, condensate and NGLs during the second quarter of 2017, after the effect of derivative activities, was $2.82 per Mcfe, an increase of 4.8%, or $0.13 per Mcfe, from the same period in 2016. This increase was primarily due to an increase in commodity prices during the quarter, partially offset by cash-settled losses on derivatives. The average price for natural gas, after the effect of derivative activities, increased 1.9%, or $0.05 per Mcf, to $2.78 per Mcf. The average price for condensate, after the effect of derivative activities, increased 9.1%, or $3.71 per barrel, to $44.35 per barrel. The average price for C3+ NGLs, after the effect of derivative activities, increased 8.5%, or $1.70 per barrel, to $21.62 per barrel. The average price for ethane, after the effect of derivative activities, increased 32.7%, or $2.45 per barrel, to $9.93 per barrel. Our derivative activities effectively decreased net realized prices by $0.13 per Mcfe in the second quarter of 2017 and increased net realized prices by $0.96 per Mcfe in the second quarter of 2016.

Our realized sales price for natural gas was lower than the average Henry Hub NYMEX pricing by approximately $0.11 per Mcf during the second quarter of 2017, primarily due to basis differentials in the northeastern United States, which were partially offset by sales on the Texas Eastern pipeline receiving M3 pricing, a New York area index. We have been able to stabilize the impact of basis differentials to an extent by utilizing basis swaps in our derivatives program. In addition, we have been targeting sales points outside of the northeastern United States and have executed capacity agreements to transport natural gas volumes to the Midwest and the Gulf Coast, including transportation of 100,000 Mcf per day to the Gulf Coast that began during the fourth quarter of 2016.

Production volumes in the second quarter of 2017 decreased 11.1%, or 2004.0 MMcfe, from the second quarter of 2016 primarily due to the sale of our Warrior South assets during first quarter of 2017. Natural gas production decreased approximately 12.7%, condensate production decreased approximately 21.9%, C3+ NGL production decreased approximately 13.5% and our ethane production decreased approximately 1.1%.

Overall, our production for the second quarter of 2017 averaged 177,055 Mcfe per day, of which 61.4% was attributable to natural gas, 2.6% to condensate, 16.4% to C3+ NGLs and 19.64 was a result of ethane production.

Statements of Operations for the three months ended June 30, 2017 and 2016 are as follows:

	For the Three Months Ended June 30,
($ in Thousands)	2017	2016	Change	%
OPERATING REVENUE
Natural Gas, NGL and Condensate Sales	$47,457	$31,271	$16,186	51.8%
Other Operating Revenue (Expense)	5	(6)	11	(183.3)%
TOTAL OPERATING REVENUE	47,462	31,265	16,197	51.8%
OPERATING EXPENSES
Production and Lease Operating Expense	29,374	25,221	4,153	16.5%
General and Administrative Expense	4,294	4,837	(543)	(11.2)%
Gain on Disposal of Assets	(124)	(4,307)	4,183	(97.1)%
Impairment Expense	3,032	25,139	(22,107)	(87.9)%
Exploration Expense	99	803	(704)	(87.7)%
Depreciation, Depletion, Amortization and Accretion	15,501	14,750	751	5.1%
Other Operating (Income) Expense	(98)	704	(802)	(113.9)%
TOTAL OPERATING EXPENSES	52,078	67,147	(15,069)	(22.4)%
LOSS FROM OPERATIONS	(4,616)	(35,882)	31,266	(87.1)%
OTHER INCOME (EXPENSE)
Interest Expense	(12,122)	(11,439)	(683)	6.0%
Gain (Loss) on Derivatives, Net	10,386	(29,169)	39,555	(135.6)%
Other Income	20	12	8	66.7%
Debt Exchange Expense	—	(533)	533	(100.0)%
(Loss) Gain on Extinguishment of Debt	(3,271)	23,707	(26,978)	(113.8)%
TOTAL OTHER EXPENSE	(4,987)	(17,422)	12,435	(71.4)%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(9,603)	(53,304)	43,701	(82.0)%
Income Tax Benefit	—	393	(393)	(100.0)%
NET LOSS FROM CONTINUING OPERATIONS	(9,603)	(52,911)	43,308	(81.9)%
Loss From Discontinued Operations, Net of Income Taxes	—	(1,683)	1,683	(100.0)%
NET LOSS	$(9,603)	$(54,594)	$44,991	(82.4)%

Production and Lease Operating Expense increased approximately $4.2 million, or 16.5%, in the second quarter of 2017 from the same period in 2016. We experienced Production and Lease Operating Expense increases that are commensurate with the increase in producing wells and related production as they relate to variable type costs such as transportation, marketing, processing and gathering. Transportation, marketing, processing and gathering fees accounted for approximately 89.9% of our total Production and Lease Operating Expense in the second quarter of 2017, as compared to 86.5% from the same period in 2016. As we continue to develop our core areas of operation we expect that fees incurred from unutilized commitments will decrease. These types of agreements typically have a term of several years and we expect fees associated with these agreements to continue to comprise a significant portion of our Production and Lease Operating Expense. On a per unit of production basis, our lifting costs were $1.82 and $1.39 per Mcfe for the three months ended June 30, 2017 and 2016, respectively. The increase on a per unit basis is related to the commencement of our Gulf Coast transportation agreement.

G&A Expense for the second quarter of 2017 decreased approximately $0.5 million, or 11.2%, to $4.3 million from the same period in 2016. The decrease was mostly due to the forfeiture for restricted stock, which was approximately $0.3 million.

Impairment Expense for the second quarter of 2017 was approximately $3.0 million. We evaluate impairment of our properties when events occur that indicates that the carrying value of these properties may not be recoverable. The expense incurred during the second quarter of 2017 included $3.0 million of undeveloped leases that expired or are expected to expire without being developed, the majority of which are in Butler County, Pennsylvania, and Warrior North in Ohio. Based on the current commodity price environment, we do not expect to develop these properties prior to expiration of the associated leases. Impairment of proved properties in our Butler County operations totaled approximately $0.1 million during the second quarter of 2017. The impairments were identified through an analysis of market conditions and future development plans related to these properties that were in existence as of June 30, 2017, which indicated that the carrying value of the assets was not recoverable. The analysis included an evaluation of estimated future cash flows with consideration given to market prices for similar assets. Any amount of future impairments are difficult to predict, however, if commodity prices decline, downward revisions of proved reserves may be significant and could result in additional impairment expense.

Exploration Expense for the second quarter of 2017 was approximately $0.1 million, as compared to $0.8 million for same period in 2016. The expense incurred in 2017 was mostly due to geological and geophysical type expenditures. Approximately $0.8 million of the expense incurred in 2016 was due to geological and geophysical type expenditures. As a result of the decrease in commodity prices, we have decreased our levels of spending with regards to geological and geophysical activities.

DD&A Expense for the second quarter of 2017 increased approximately $0.7 million, or 5.1%, from $14.8 million for the same period in 2016. Contributing to the increase in DD&A expense was an increase in depreciable asset values due to the completion of waterline facilities compared to the same period in 2016 and an increase in accretion expense related to the abandonment of three work in progress unconventional wells during 2017 compared to the same period in 2016.

Other Operating Expense for the second quarter of 2017 decreased approximately $0.8 million from $0.7 million for the same period in 2016. The expense in 2016 was primarily related to a firm transportation contract associated with an area west of our core assets in Butler County, Pennsylvania.

Interest Expense for the second quarter of 2017 was approximately $12.1 million as compared to $11.4 million for the same period in 2016. The increase in interest expense is primarily due to interest charges incurred on the available but undrawn borrowing base of the Term Loan established in April, 2017. The increase is partially offset by a decrease in semi-annual bond interest payments due to our Senior Note exchanges. We discuss our Term Loan and Senior Notes in Note 7, Long-Term Debt, to our Consolidated Financial Statements.

Gain (Loss) on Derivatives, net included a gain of approximately $10.4 million for the second quarter of 2017 as compared to a loss of $29.2 million for the same period in 2016. The gain recorded for the second quarter of 2017 included cash payments for commodity derivatives of $2.1 million while the loss incurred in the second quarter of 2016 included cash receipts of approximately $17.3 million for commodity derivatives. Changes were attributable to the volatility of oil, NGL and natural gas commodity prices along with changes in our portfolio of outstanding derivatives. Losses from derivative activities generally reflect higher oil, NGL and natural gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil, NGL and gas production volumes given the highly volatile oil, NGL and gas commodities market.

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

Gain (Loss) on Extinguishments of Debt for the second quarter of 2017 totaled a loss of approximately $3.3 million.  The loss in 2017 reflects the write-off of approximately $3.5 million of unamortized debt issuance costs related to the Senior Credit Facility retired in April 2017, offset by approximately $0.2 million in gains from debt to equity exchanges completed in the second quarter of 2017. Gain on extinguishments of debt for the second quarter of 2016 totaled approximately $23.7 million, resulting from debt to equity exchanges with certain holders of our Senior Notes. We discuss the debt to equity exchanges in Note 7, Long-Term Debt, to our Consolidated Financial Statements.

Income Tax Expense for continuing operations for the second quarter of 2017 was $0.0 million, or 0.0% of pretax income, due to the full valuation allowances we maintain against our net deferred tax assets.

For the second quarter of 2016, income tax benefit was $0.4 million. Our estimated annual effective tax rate for 2016 differed from the U.S. statutory rate of 35.0% primarily due to the effect of having full valuation allowances recorded against our deferred tax assets coupled with recognizing tax benefits in continuing operations for the effect of taxable income generated by our discontinued operations. To a lesser extent, the annual effective rate is also influenced by alternative minimum tax with no corresponding deferred tax benefit due to the full valuation allowance, and state taxes in certain tax paying jurisdictions.  The Company’s alternative minimum tax due for 2016 was driven primarily by cancellation of debt income of $543.2 million related to the Senior Note exchanges.

Net Income (Loss) Attributable to Rex Energy for the second quarter of 2017 was a loss of approximately $9.6 million, as compared to a loss of $54.6 million for the same period in 2016 as a result of factors discussed above.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Gas, condensate and NGL revenue, including the effects of cash settled derivatives, for the six-month periods ended June 30, 2017 and 2016 is summarized in the following table:

	For the Six Months Ended June 30,
($ in Thousands, except total Mcfe production and price per Mcfe)	2017	2016	Change	%
Gas sales revenue	$60,442	$31,560	$28,882	91.5%
Gas derivatives realized(a)	$(2,766)	$23,080	$(25,846)	(112.0)%
Total gas revenue and derivatives realized	$57,676	$54,640	$3,036	5.6%
Condensate sales revenue	$6,414	$4,902	$1,512	30.8%
Oil and condensate derivatives realized(a)	$146	$2,098	$(1,952)	(93.0)%
Total condensate revenue and derivatives realized	$6,560	$7,000	$(440)	(6.3)%
C3+ NGL revenue	$23,127	$13,843	$9,284	67.1%
C3+ NGL derivatives realized(a)	$(3,001)	$5,211	$(8,212)	(157.6)%
Total C3+ NGL revenue	$20,126	$19,054	$1,072	5.6%
Ethane revenue	$9,540	$6,639	$2,901	43.7%
Ethane derivatives realized(a)	$96	$144	$(48)	(33.3)%
Total Ethane revenue	$9,636	$6,783	$2,853	42.1%
Consolidated sales	$99,523	$56,944	$42,579	74.8%
Consolidated derivatives realized(a)	$(5,525)	$30,533	$(36,058)	(118.1)%
Total NGL, condensate and gas revenue and derivatives realized	$93,998	$87,477	$6,521	7.5%
Total Mcfe Production	31,715,548	35,366,692	(3,651,144)	(10.3)%
Average Realized Price per Mcfe	$2.96	$2.47	$0.49	19.8%
(a)	Realized derivatives are included in Other Income (Expense) on our Consolidated Statements of Operations.

Average realized price received for natural gas, condensate and NGLs during the first half of 2017 after the effect of derivative activities, was $2.96 per Mcfe, an increase of 19.8%, or $0.49 per Mcfe, from the same period in 2016. This increase was primarily due to an increase in commodity prices during the first half of the year, partially offset by cash-settled losses on derivatives. The average price for natural gas, after the effect of derivative activities, increased 20.6%, or $0.50 per Mcf, to $2.91per Mcf. The average price for condensate, after the effect of derivative activities, decreased 0.7%, or $0.30 per barrel, to $45.26 per barrel. The average price for C3+ NGLs, after the effect of derivative activities, increased 22.4%, or $4.27 per barrel, to $23.37 per barrel. The average price for ethane, after the effect of derivative activities, increased 40.8%, or $2.85 per barrel, to $9.84 per barrel. Our derivative activities effectively decreased net realized prices by $0.17 per Mcfe in the first half of 2017 and increased net realized prices by $0.86 per Mcfe in the first half of 2016.

Our realized sales price for natural gas was higher than the average Henry Hub NYMEX pricing by approximately $0.03 per Mcf during the first half of 2017, primarily due to basis differentials in the northeastern United States, which were partially offset by sales on the Texas Eastern pipeline receiving M3 pricing, a New York area index. We have been able to stabilize the impact of basis differentials to an extent by utilizing basis swaps in our derivatives program. In addition, we have been targeting sales points outside of the northeastern United States and have executed capacity agreements to transport natural gas volumes to the Midwest and the Gulf Coast, including transportation of 100,000 Mcf per day to the Gulf Coast that began during the fourth quarter of 2016.

Production volumes in the first six months of 2017 decreased 10.3%, or 3,651.1 MMcfe, from the first six months of 2016, primarily due to the sale of our Warrior South assets during first quarter of 2017. Natural gas production decreased approximately 14.3%, condensate production decreased approximately 6.0%, C3+ NGL production decreased approximately 15.9% and our ethane production increased approximately 0.9%.

Overall, our production for the first six months of 2017 averaged 175,224 Mcfe per day, of which 62.4% was attributable to natural gas, 2.7% to condensate, 16.3% to C3+ NGLs and 18.5% was a result of ethane production.

Statements of Operations for the six-month periods ended June 30, 2017 and 2016 are as follows:

	For the Six Months Ended June 30,
($ in Thousands)	2017	2016	Change	%
OPERATING REVENUE
Natural Gas, Condensate and NGL Sales	$99,522	$56,944	$42,578	74.8%
Other Operating Revenue	11	7	4	57.1%
TOTAL OPERATING REVENUE	99,533	56,951	42,582	74.8%
OPERATING EXPENSES
Production and Lease Operating Expense	58,308	49,672	8,636	17.4%
General and Administrative Expense	8,828	10,121	(1,293)	(12.8)%
Gain on Disposal of Assets	(1,959)	(4,295)	2,336	(54.4)%
Impairment Expense	4,577	35,780	(31,203)	(87.2)%
Exploration Expense	319	1,738	(1,419)	(81.6)%
Depreciation, Depletion, Amortization and Accretion	30,969	31,262	(293)	(0.9)%
Other Operating (Income) Expense	(118)	1,030	(1,148)	(111.5)%
TOTAL OPERATING EXPENSES	100,924	125,308	(24,384)	(19.5)%
LOSS FROM OPERATIONS	(1,391)	(68,357)	66,966	(98.0)%
OTHER INCOME (EXPENSE)
Interest Expense	(21,266)	(24,469)	3,203	(13.1)%
Gain (Loss) on Derivatives, Net	18,766	(25,120)	43,886	(174.7)%
Other (Expense) Income	(7)	12	(19)	(158.3)%
Debt Exchange Expense	—	(9,014)	9,014	(100.0)%
(Loss) Gain on Extinguishment of Debt	(3,022)	23,707	(26,729)	(112.7)%
TOTAL OTHER EXPENSE	(5,529)	(34,884)	29,355	(84.2)%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(6,920)	(103,241)	96,321	(93.3)%
Income Tax Expense	—	(2,321)	2,321	(100.0)%
LOSS FROM CONTINUING OPERATIONS	(6,920)	(105,562)	98,642	(93.4)%
Loss From Discontinued Operations, Net of Income Taxes	—	(9,173)	9,173	(100.0)%
NET LOSS	(6,920)	(114,735)	107,815	(94.0)%

Production and Lease Operating Expense increased approximately $8.6 million, or 17.4%, in the first half of 2017 from the same period in 2016. We experienced Production and Lease Operating Expense increases that are commensurate with the increase in producing wells and related production as they relate to variable type costs such as transportation, marketing, processing and gathering. Transportation, marketing, processing and gathering fees accounted for approximately 90.3% of our total Production and Lease Operating Expense in the first half of 2017, as compared to 87.1% from the same period in 2016. As we continue to develop our core areas of operation we expect that fees incurred from unutilized commitments will decrease. These types of agreements typically have a term of several years and we expect fees associated with these agreements to continue to comprise a significant portion of our Production and Lease Operating Expense. On a per unit of production basis, our lifting costs were $1.84 and $1.40 per Mcfe for the six months ended June 30, 2017 and 2016, respectively. The increase on a per unit basis is related to the commencement of our Gulf Coast transportation agreement.

G&A Expense for the first half of 2017 decreased approximately $1.3 million, or 12.8%, to $8.8 million from the same period in 2016. The decrease was mostly due to a decrease in transactional fees associated with the BSP transaction of $0.4 million during first half of 2017 as compared to $1.4 million during same period in 2016.  Also contributing to the decrease in G&A was the forfeiture of restricted stock, which reduced expense by approximately $0.3 million.

Impairment Expense for the first half of 2017 was approximately $4.6 million. We evaluate impairment of our properties when events occur that indicates that the carrying value of these properties may not be recoverable. The expense incurred during the first half of 2017 included $3.8 million of undeveloped leases that expired or are expected to expire without being developed, the majority of which are in Butler County, Pennsylvania, and Warrior North in Ohio. Based on the current commodity price environment, we do not expect to develop these properties prior to expiration of the associated leases. Impairment of proved properties in our Butler County operations totaled approximately $0.8 million during the first half of 2017. The impairments were identified through an analysis of market conditions and future development plans related to these properties that were in existence as of June 30, 2017, which indicated that the carrying value of the assets was not recoverable. The analysis included an evaluation of estimated future cash flows with consideration given to market prices for similar assets. Any amount of future impairments are difficult to predict, however, if commodity prices decline, downward revisions of proved reserves may be significant and could result in additional impairment expense.

Exploration Expense for the first half of 2017 was approximately $0.3 million, as compared to $1.7 million for the same period in 2016. Approximately $0.2 million of the expense incurred in 2017 was due to geological and geophysical type expenditures and the remaining $0.1 million was due to delay rental payments. Approximately $0.9 million of the expense incurred in 2016 was due to geological and geophysical type expenditures and $0.8 million was due to costs associated with exploratory wells that were abandoned at various stages, resulting in dry hole expense. As a result of the decrease in commodity prices, we have decreased our levels of spending with regards to geological and geophysical activities.

DD&A Expense for the first half of 2017 decreased approximately $0.3 million, or 0.9%, from $31.2 million for the same period in 2016. Contributing to the decrease in DD&A expense were lower depreciable asset values for 2016 impairments and the sale of Warrior South assets resulting in a decrease of $1.5 million, offset by a higher depreciable asset value for waterline facilities completed and abandonment of three work in progress unconventional wells resulting in an increase of $1.2 million during 2017 when compared to the same period in 2016.

Other Operating Expense for the first half of 2017 decreased to approximately $1.1 million from $1.0 million for the same period in 2016. The expense in 2016 was primarily related to a firm transportation contract associated with an area west of our core assets in Butler County, Pennsylvania.

Interest Expense for the six months ended June 30, 2017 was approximately $21.3 million as compared to $24.5 million for the same period in 2016. The decrease in interest expense is primarily due to reduced bond interest expense as a result of the Senior Notes exchange completed on March 31, 2016.  The decrease is partially offset by interest charges incurred on the available but undrawn borrowing base of the Term Loan established in April 2017, and a decrease in interest expense capitalized to evaluated properties in 2017. We discuss our Senior Notes, term loan and revolving credit facility in Note 7, Long-Term Debt, to our Consolidated Financial Statements.

Gain (Loss) on Derivatives, net included a gain of approximately $18.8 million for the first half of 2017 as compared to a loss of $25.1 million for the same period in 2016. The gain recorded for the first half of 2017 included cash payments for commodity derivatives of $5.5 million while the loss incurred in the first half of 2016 included cash receipts of approximately $30.3 million for commodity derivatives. Changes were attributable to the volatility of oil, NGL and natural gas commodity prices along with changes in our portfolio of outstanding derivatives. Losses from derivative activities generally reflect higher oil, NGL and natural gas prices in the marketplace than were in effect at the end of the last period while gains generally reflect the opposite. Our derivative program is designed to provide us with greater reliability of future cash flows at expected levels of oil, NGL and gas production volumes given the highly volatile oil, NGL and gas commodities market.

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

Gain (Loss) on Extinguishments of Debt for the six months ended June 30, 2017 totaled a loss of approximately $3.0 million.  The loss in 2017 reflects the write-off of approximately $3.4 million of unamortized debt issuance costs related to the Senior Credit Facility retired in April 2017, offset by approximately $0.4 million in gains from debt to equity exchanges completed in the six months ended June 30, 2017. Gain on extinguishments of debt for the second quarter of 2016 totaled approximately $23.7 million, resulting from debt to equity exchanges with certain holders of our Senior Notes. We discuss the debt to equity exchanges in Note 7, Long-Term Debt, to our Consolidated Financial Statements.

Income Tax Expense for continuing operations for the first half of 2017 was $0.0 million, or 0.0% of pretax income, due to the full valuation allowances we maintain against our net deferred tax assets.

For the first half of 2016, income tax expense was $2.3 million. Our estimated annual effective tax rate for 2016 differed from the U.S. statutory rate of 35.0% primarily due to the effect of having full valuation allowances recorded against our deferred tax assets coupled with recognizing tax benefits in continuing operations for the effect of taxable income generated by our discontinued operations. To a lesser extent, the annual effective rate is also influenced by alternative minimum tax with no corresponding deferred tax benefit due to the full valuation allowance, and state taxes in certain tax paying jurisdictions.  The Company’s alternative minimum tax due for 2016 was driven primarily by cancellation of debt income of $543.2 million related to the Senior Note exchanges.

Net Loss Attributable to Rex Energy for the first half of 2017 was approximately $6.9 million, as compared to $114.7 million for the same period in 2016 as a result of factors discussed above.

	Other Performance Measurements
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
EBITDAX from Continuing Operations ($ in Thousands) (a)	$12,420	$19,024	$27,996	$27,495
LOE per Mcfe	$1.82	$1.39	$1.84	$1.40
G&A per Mcfe	$0.27	$0.27	$0.28	$0.29

(a)	EBITDAX is a non-GAAP measure. See “Non-GAAP Financial Measures” for our reconciliation of EBITDAX to net income.

EBITDAX (Non-GAAP)

EBITDAX (Non-GAAP) from continuing operations increased approximately $0.5 million to $28.0 million for the six-month period ended June 30, 2017, as compared to the same period in 2016.  The increase in EBITDAX can be primarily attributed to the increased average sales prices for natural gas, NGLs and condensate, resulting in increased operating revenues, offset primarily by decreases in production and a decrease in cash receipts related to derivatives.

LOE per Mcfe

LOE per Mcfe measures the average cost of extracting natural gas, condensate and NGLs from our reserves during the period. This measurement is also commonly referred to in the industry as our “lifting cost”. It represents the average cost of extracting one Mcf of natural gas equivalent from our natural gas and NGL reserves in the ground. LOE per Mcfe increased $0.43 to $1.82 for the three months ended June 30, 2017 as compared to $1.39 for the same period in 2016. LOE per Mcfe increased $0.44 to $1.84 for the six months ended June 30, 2017, as compared to $1.40 for the same period in 2016.  The increase in our LOE per Mcfe in each period can be attributed to our Gulf Coast transportation, which began in November 2016, which carries a heavier transportation burden while providing premium natural gas pricing. Our LOE is largely comprised of variable type costs such as transportation, marketing, processing and gathering. For the second quarter of 2017, transportation, capacity and processing fees accounted for approximately 89.9% of our total Production and Lease Operating Expense as compared to 86.5% during the same period of 2016. For the six months ended June 30, 2017, transportation, capacity and processing fees accounted for approximately 90.4% of our total Production and Lease Operating Expense as compared to 87.1% during the same period of 2016.  These agreements typically have a term of several years, and we expect them to continue to comprise a significant portion of our Production and Lease Operating Expense. Various agreements that we have entered include firm capacity rights, for which we may incur a fee for unused capacity. As we continue to grow our operations, we expect our lifting cost to decrease as we gain additional efficiencies of scale and utilize all of our firm capacity and transportation commitments.

G&A Expenses per Mcfe

Our G&A expenses include fees for well operating services, marketing, non-field level employee compensation and related benefits, office and lease expenses, insurance costs and professional fees, as well as other costs and expenses not directly related to field operations. Our management continually evaluates the level of our G&A expenses in relation to our production because these expenses have a direct impact on our profitability. G&A expenses per Mcfe were approximately $0.27 for the three month period ended June 30, 2017, as compared to $0.27 for the same period in 2016. During the first half of 2017, G&A per Mcfe was approximately $0.28 as compared to $0.29 for the same period of 2016.  The decreases are predominately due to reduced transactional costs during the first half of 2017 as compared to transactional costs associated with the BSP transaction during same period in 2016.

Capital Resources and Liquidity

On April 28, 2017, we entered into a Term Loan Credit Agreement (the “Term Loan”) and subsequently terminated and repaid amounts outstanding under our revolving credit facility (for additional information, see Note 7, Long Term Debt, to our Consolidated Financial Statements.

Our primary needs for cash are for the exploration, development and acquisition of oil and gas properties. During the six months ended June 30, 2017, we spent $56.4 million of capital on asset acquisitions, drilling projects, facilities and related equipment and acquisitions of unproved acreage. We expect to be reimbursed by joint venture partners for approximately $13.4 million of costs incurred during the first half of 2017 that were not billed until the third quarter. We funded our capital program with proceeds from the sale of our Warrior South Assets, proceeds from the Term Loan, cash from operations and joint venture reimbursements received from BSP. The remainder of our 2017 capital budget is expected to be funded primarily by cash on hand, cash flows from operations, proceeds from the Term Loan and potential future asset sales and joint ventures.

Our cash flows from operations are driven by commodity prices and production volumes. Prices for oil, NGLs and gas are driven by, among other things, seasonal influences of weather, national and international economic and political environments and, increasingly, from national and global supply and demand for hydrocarbons. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices could decrease our exploration and development expenditures. Historically, we have primarily used cash flows from operations, borrowings from lines of credit and net proceeds from debt and equity offerings to fund the exploration and development of our oil and gas interests. As of June 30, 2017, we had approximately $12.9 million of cash on hand and outstanding borrowings under our Term Loan of approximately $143.5 million with an additional $46.3 million of undrawn letters of credit outstanding. As of June 30, 2017, we had approximately $1110.2 million of undrawn availability on the Term Loan.

Our ability to fund our capital expenditure program is dependent upon the level of commodity prices and the success of our exploration programs in replacing our existing natural gas, NGL and condensate reserves. If commodity prices decrease, our operating cash flows may decrease, which could reduce funds available to fund our capital expenditure program. The effects of commodity prices on cash flows can be mitigated through the use of commodity derivatives. If we are unable to replace our natural gas, NGL and condensate reserves through acquisitions and our development and exploration programs, we may also suffer a reduction in our operating cash flows and access to funds under our Term Loan.    We expect to be in compliance with all required debt covenants for at least the twelve month period following the filing date of our Form 10-Q report for the quarterly reporting period ended June 30, 2017.

Due to the depressed commodity price environment, in January 2016, we suspended payment of our quarterly dividend on shares of our Series A Convertible, Perpetual Preferred Stock (“Preferred Stock”). We have the ability to continue to suspend dividend payments and will continue to evaluate the payment of these dividends on a quarterly basis. In April 2017, we resumed the quarterly dividend cycle by declaring a quarterly dividend of $150.00 per share on our Preferred Stock ($1.50 per depositary share, each representing 1/100 interest in a share of Preferred Stock) payable on May 15, 2017; this dividend payment was applied to the earliest dividend in arrears at the time of payment. In July 2017, we declared a quarterly dividend in the same amount; this dividend payment will be made on August 15, 2017, and will be applied to the earliest dividend still in arrears at the time of payment.  Any subsequent quarterly dividends declared and paid will be applied to the earliest dividend then in arrears until the arrearage is satisfied and dividends are current. As a result of having dividends in arrears on our Preferred Stock, we are not currently eligible to use Form S-3 registration statements. Until we are again eligible to use Form S-3, we will be required to use a registration statement on Form S-1 to register public offerings of securities with the SEC (for initial issuance or resale) or issue securities in private placements, which could increase the cost of raising capital.

We may need to take additional actions in the future to address current industry trends and maintain our ability to pay expenses and service our indebtedness, including, but not limited to, selling assets or raising capital by issuing additional debt or equity securities.

We have Existing Notes and New Notes (together, the “Senior Notes”) that are governed by indentures with substantially similar terms and provisions (the “Indentures”).  The Indentures contain affirmative and negative covenants that are customary for instruments of this nature, including restrictions or limitations on our ability to incur additional debt, pay dividends, purchase or redeem stock or subordinated indebtedness, make investments, create liens, sell assets, merge with or into other companies or transfer substantially all of our assets, unless those actions satisfy the terms and conditions of the Indentures or are otherwise excepted or permitted.  Certain of the limitations in the Indentures, including our ability to incur debt, pay dividends or make other restricted payments, become more restrictive in the event our ratio of consolidated cash flow to fixed charges for the most recent trailing four quarters (the “Fixed Charge Coverage Ratio”) is less than 2.25 to 1.00.  As of June 30, 2017, our Fixed Charge Coverage Ratio was 1.05 to 1.00.  We expect our Fixed Charge Coverage Ratio to improve in 2017 based on our projections of decreased interest expense related to our Senior Notes, increased production and improved price realizations.  As of June 30, 2017, we were limited to incurring approximately $75.2 million in additional debt due to our Fixed Charge Coverage Ratio. The Indentures also contain customary events of default, including cross-default features with any other indebtedness. In certain circumstances, the Trustee or the holders of the Senior Notes may declare all outstanding notes to be due and payable immediately.

We were not restricted as to our borrowings under our Term Loan; however we are subject to the minimum financial requirements detailed in Note 7, Long-Term Debt, to our Consolidated Financial Statements. If we are unable to comply with these financial requirements, an event of default could result which would permit acceleration of outstanding debt and could permit our lenders to foreclose on our mortgaged properties.

Future Liquidity Considerations

In connection with certain marketing, transportation and processing agreements that we have entered into, we may be obligated to pay minimum fees in connection with these agreements of $202.3 million over the next five years, depending on our levels of production. In connection with certain of these agreements, we concurrently entered into a guaranty whereby we have guaranteed the payment of obligations under the specified agreements up to a maximum of $391.5 million over the life of the agreements. These guarantees will decrease over time as the commitments are satisfied.

Our Term Loan contains a number of restrictive covenants and limitations that impose significant operating and financial restrictions on us. Our financial covenants require us to maintain a maximum “Ratio of Net Senior Secured Debt to EBITDAX” of 3.25 to 1.0, a minimum “Ratio of EBITDAX to Interest Expense” of 1.0 to 1.0, increasing to 1.3 to 1.0 for quarterly periods ending on or after March 31, 2018 and a minimum “PDP Coverage Ratio” of 1.65 to 1.00. Failure to comply with these covenants could have a material adverse effect on our business. As of June 30, 2017, our Net Senior Secured Debt to EBITDAX Ratio was 2.33 to 1.00.  If an event of default under our Term Loan occurs and remains uncured, among other things, the lenders thereunder:

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

Financial Condition and Cash Flows for the six months ended June 30, 2017 and 2016

The following table summarizes our sources and uses of funds for the periods noted:

	Six Months Ended June 30,
($ in Thousands)	2017	2016
Cash flows provided by (used in) operations	$23,310	$(4,637)
Cash flows used in investing activities	(31,274)	(23,987)
Cash flows provided by financing activities	17,122	30,971
Net increase in cash and cash equivalents	$9,158	$2,347

Net cash provided by operating activities during the first six months of 2017 increased $27.9 million from net cash used by operating activities during the same period in 2016. This was primarily due to increases in realized prices of our natural gas, condensate and C3+ NGL sales, and decreased cash interest outflow of approximately $16.1 million as a result of our debt restructuring events in 2016, partially offset by decreased production.

Net cash used in investing activities during the first six months of 2017 increased $7.3 million from net cash used by investing activities during the same period in 2016. This was due to capital development expenditures in the first six months of 2017 that were approximately $16.3 million higher than in the first six months of 2016, coupled with the effect of joint venture capital reimbursements of approximately $19.5 million we received in 2016, reducing our net capital expenditure outflow in the first six months of 2016. These factors account for a net increase in cash used in investing activities of $31.8 million for the first six months of 2017 compared to the first six months of 2016. This increase was partially offset by cash proceeds of approximately $24.5 million received in January 2017, from the sale of our Warrior South assets.

Net cash provided by financing activities during the first six months of 2017 decreased by approximately $13.8 million from net cash provided by financing activities during the same period in 2016, primarily due to repayments of our revolving credit facility borrowings and debt issuance costs.

As market conditions warrant and subject to our contractual restrictions in the Term Loan, our Indentures or otherwise, liquidity position and other factors, we may from time to time seek to recapitalize, refinance or otherwise restructure our capital structure in open market or privately negotiated transactions, which may include, among other things, repurchases of outstanding equity securities or outstanding debt, including our Senior Notes, by tender offer, exchange or otherwise. The amounts involved in any such transaction, individually or in the aggregate, may be material.

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

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended June 30, 2017, there were no material changes to the critical accounting policies previously reported by us in our Annual Report on Form 10-K for the year ended December 31, 2016. We describe critical recently adopted and issued accounting standards in Part I, Item 1. Financial Statements—Note 5, “Recently Issued Accounting Pronouncements.”

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

The following table presents a reconciliation of our net income to EBITDAX for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2017	2016	2017	2016
Net Loss From Continuing Operations	$(9,603)	$(52,911)	$(6,920)	$(105,562)
Add Back Non-Recurring Costs[1]	3,349	(23,174)	3,459	(14,694)
Add Back Depletion, Depreciation, Amortization and Accretion	15,501	14,750	30,969	31,262
Add Back Non-Cash Compensation Expense	511	1,164	571	1,016
Add Back Interest Expense	12,123	11,439	21,271	24,469
Add Back Impairment Expense	3,032	25,139	4,577	35,780
Add Back Exploration Expenses	99	803	319	1,738
Less Gain on Disposal of Assets	(124)	(4,307)	(1,959)	(4,295)
Less (Gain) Loss on Financial Derivatives	(10,386)	29,169	(18,766)	25,120
Add Back (Less) Cash Settlement of Derivatives	(2,082)	17,345	(5,525)	30,340
(Less) Add Back Income Tax (Benefit) Expense	—	(393)	—	2,321
EBITDAX From Continuing Operations	$12,420	$19,024	$27,996	$27,495
Net Loss From Discontinued Operations	$—	$(1,683)	$—	$(9,173)
Add Back Depletion, Depreciation, Amortization and Accretion	—	2,186	—	5,083
Add Back Non-Cash Compensation Expense	—	139	—	259
Add Back Interest Expense	—	1	—	3
Add Back Impairment Expense	—	—	—	3,543
Add Back Exploration Expenses	—	85	—	143
Less Gain on Disposal of Assets	—	(2)	—	(43)
Add Back (Less) Income Tax Expense (Benefit)	—	120	—	(502)
Add EBITDAX From Discontinued Operations	$—	$846	$—	$(687)
EBITDAX (Non-GAAP)	$12,420	$19,870	$27,996	$26,808
1

For the three months ended June 30, 2017, includes a net $0.1 million of advisory services related to our joint venture drilling programs, and $3.3 million in loss on the extinguishment of debt. For the six months ended June 30, 2017, includes a net $0.4 million of advisory services related to our joint venture drilling programs, and $3.0 million in loss on the extinguishment of debt.  For the three months ended June 30, 2016, includes approximately $23.7 million in gains on extinguishment of debt and $0.5 million in debt exchange expenses.  For the six months ended June 30, 2016, includes approximately $23.7 million in gains on extinguishment of debt and $9.0 million in debt exchange expenses.

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

For the three and six months ended June 30, 2017, we paid net settlements on oil, NGL and natural gas derivatives of approximately $2.1 million and $5.5 million, respectively, as compared to receiving net settlements of approximately $17.4 million and $30.5 million for the same period in 2016. These gains and losses are reported as Gain (Loss) on Derivatives, Net in our Consolidated Statements of Operations. As of June 30, 2017, we had over 75.0% of our annualized condensate production hedged through the remainder of 2017, over 90.0% and 60% of our annualized natural gas production hedged through the remainder of 2017 and 2018, respectively, and over 70.0% and 50% of our annualized NGL production hedged through the remainder of 2017 and 2018, respectively. These percentages exclude the effects of our basis swaps and do not include any estimated impact of increased production from future drilling and completion activity or the natural decline of our natural gas, condensate and NGL production.

Our primary sources of production and revenue are located in the Appalachian Basin. Natural gas prices in the Appalachian Basin are exposed to regional basis differentials when compared to NYMEX pricing. During the six months ended June 30, 2017, our average realized prices for natural gas were higher than the average NYMEX prices over the same period by approximately $0.03 per Mcf. We have been able to stabilize the impact of basis differentials to an extent by utilizing basis swaps in our derivatives program. We have Dominion South basis swaps in place for 5,635 MMcf at an average differential to Henry Hub NYMEX of $0.80 per Mcf for the remainder of 2017 in addition to Dominion South basis swaps for 12,775 MMcf at an average differential to Henry Hub NYMEX of $0.83 per Mcf for 2018. For the six months ended June 30, 2017, we paid cash settlements on our basis differential derivatives of approximately $1.7 million.

While the use of derivative arrangements limits the downside risk of adverse price movements, it may also limit our ability to benefit from increases in the prices of oil, NGLs and natural gas. We have entered into all of our derivatives transactions with two counterparties and have a netting agreement in place with our counterparties. While we do not obtain collateral to support the agreements, we do monitor the financial viability of our counterparties and believe our credit risk is minimal on these transactions. Under these arrangements, payments are received or made based on the differential between a fixed and a variable commodity price.

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

For a summary of our oil, NGL and natural gas derivative positions at June 30, 2017, refer to Part I, Item 1. Financial Statements - Note 8, “Derivative Instruments and Fair Value Measurements”.

Contractual Obligations

In addition to our capital expenditure program, we are committed to making cash payments in the future on various types of contracts and obligations. Our contractual obligations include long-term debt, operating leases, operational commitments, other loans and notes payable, derivative obligations, firm commitments under sales, gathering and processing agreements and asset retirement obligations. Since December 31, 2016, there have been no material changes to our contractual obligations, other than an increase in long-term debt due to our borrowings under the former Senior Credit Facility and current Term Loan. See Part I, Item 1. Financial Statements—Note 7, “Long-Term Debt” for additional information on the Senior Credit Facility and Term Loan.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks, including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decrease for a substantial period of time or decline significantly, revenues and cash flows would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil, NGLs and natural gas. Conversely, increases in the market prices for oil, NGLs and natural gas can have a favorable impact on our financial condition, results of operations and capital resources. Based on production through June 30, 2017, we project that a 10% decline in the price per barrel of oil and NGLs and the price per Mcf of gas from the first six months of 2017 average would reduce our gross revenues, before the effects of derivatives, for the remaining six months of 2017 by approximately $9.9 million.

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

At June 30, 2017, we had the following commodity derivative contracts outstanding:

Period	Volume		Put Option	Floor	Ceiling	Swap	Fair Market Value ($ in Thousands)
Oil
2017 - Swaps	30,000	Bbls	$—	$—	$—	$54.00	$175
2017 - Three-Way Collars	78,000	Bbls	39.62	49.23	61.35	—	228
2018 - Swaps	60,000	Bbls	—	—	—	54.00	350
2018 - Collars	18,000	Bbls	—	53.00	60.00	—	113
2018 - Three-Way Collars	60,000	Bbls	43.00	52.00	62.30	—	211
2019 - Swaps	31,500	Bbls	—	—	—	51.00	21
2019 - Three-Way Collars	21,000	Bbls	37.50	47.50	59.00	—	6
2020 - Swaps	24,000	Bbls	—	—	—	51.00	21
2020 - Three-Way Collars	3,000	Bbls	37.50	47.50	59.00	—	1
2021 - Swaps	6,000	Bbls	—	—	—	51.00	5
	331,500	Bbls					$1,131
Natural Gas
2017 - Swaps	5,990,000	Mcf	—	—	—	3.12	$234
2017 - Swaptions	1,200,000	Mcf	—	—	—	3.33	269
2017 - Cap Swaps	1,800,000	Mcf	2.25	—	—	2.70	(703)
2017 - Collars	1,100,000	Mcf	—	2.62	3.25	—	(48)
2017 - Three-Way Collars	8,490,000	Mcf	2.29	2.98	3.86	—	669
2017 - Calls	1,500,000	Mcf	—	—	3.64	—	(154)
2017 - Basis Swaps - Dominion South	5,635,000	Mcf	—	—	—	(0.80)	(688)
2017 - Basis Swaps - Texas Gas	7,360,000	Mcf	—	—	—	(0.13)	4
2018 - Swaps	15,335,000	Mcf	—	—	—	3.10	1,321
2018 - Swaptions	—	Mcf	—	—	—	—	(143)
2018 - Three-Way Collars	8,775,000	Mcf	2.30	2.89	3.58	—	228
2018 - Calls	5,810,000	Mcf	—	—	3.97	—	(527)
2018 - Collars	450,000	Mcf	—	3.20	3.65	—	38
2018 - Basis Swaps - Dominion South	12,775,000	Mcf	—	—	—	(0.83)	(3,029)
2018 - Basis Swaps - Texas Gas	14,600,000	Mcf				(0.13)	8
2019 - Swaps	6,350,000	Mcf	—	—	—	2.91	26
2019 - Three-Way Collars	5,000,000	Mcf	2.35	2.85	3.60	—	46
2019 - Basis Swaps - Dominion South	12,775,000	Mcf	—	—	—	(0.84)	(3,256)
2020 - Swaps	3,660,000	Mcf	—	—	—	2.90	(29)
2020 - Three-Way Collars	1,810,000	Mcf	2.35	2.85	3.60	—	46
2020 - Basis Swaps - Dominion South	7,320,000	Mcf	—	—	—	(0.84)	(1,722)
2021 - Swaps	900,000	Mcf	—	—	—	2.90	(7)
2021 - Three-Way Collars	300,000	Mcf	2.35	2.85	3.60	—	12
2021 - Basis Swaps - Dominion South	3,650,000	Mcf	—	—	—	(0.72)	(526)
2022 - Basis Swaps - Dominion South	3,650,000	Mcf	—	—	—	(0.72)	(526)
2023 - Basis Swaps - Dominion South	3,650,000	Mcf	—	—	—	(0.72)	(526)
2024 - Basis Swaps - Dominion South	3,650,000	Mcf	—	—	—	(0.72)	(526)
	143,535,000	Mcf					$(9,509)
NGLs
2017 - C3+ NGL Swaps	841,000	Bbls	—	—	—	29.70	$(779)
2017 - Ethane Swaps	450,000	Bbls	—	—	—	10.50	(54)
2018 - C3+ NGL Swaps	1,110,000	Bbls	—	—	—	31.50	3,102
2018 - Ethane Swaps	750,000	Bbls	—	—	—	13.02	539
2019 - C3+ NGL Swaps	353,250	Bbls	—	—	—	26.04	200
2019 - C5 Collars	113,040	Bbls	—	44.94	55.02	—	5
2019 - Ethane Swaps	480,000	Bbls	—	—	—	13.02	130
2020 - C3+ NGL Swaps	135,000	Bbls	—	—	—	24.78	256
2020 - C5 Collars	28,260	Bbls	—	44.94	55.02	—	1
2020 - Ethane Swaps	48,000	Bbls	—	—	—	13.44	(3)
2021 - C3+ NGL Swap	30,000	Bbls	—	—	—	24.78	62
2021 - Ethane Swaps	9,000	Bbls	—	—	—	13.44	(1)
	4,347,550	Bbls					$3,458
We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and prime rate based, as determined by our lenders, and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on our obligations. As of June 30, 2017, we did not have any interest rate derivatives in place, however we do from time to time enter interest rate derivatives to manage our interest rate exposure. We did not have any interest rate derivatives in place as of December 31, 2016. Based on our total debt as of June 30, 2017, of approximately $789.4 million, a 0.1% change in interest rates would impact our interest expense by approximately $8.0 million.

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

Our management (with the participation of our CEO and CFO) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2017, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

REX ENERGY CORPORATION (Registrant)
Date: August 9, 2017	By:	/s/ Thomas C. Stabley
Thomas C. Stabley
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Thomas Rajan
Thomas Rajan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1*	Certificate of Incorporation of Rex Energy Corporation, as amended to date.
3.2*	Amended and Restated Bylaws of Rex Energy Corporation, as amended to date.
10.1

Term Loan Credit Agreement, effective as of April 28, 2017, by and among Rex Energy Corporation, Angelo, Gordon Energy Servicer, LLC, as Administrative Agent and Collateral Agent, Macquarie Bank Limited, as Issuing Bank and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 12, 2017).

10.2

Amended and Restated Guaranty and Collateral Agreement, dated as of April 28, 2017, made by Rex Energy Corporation and each of the other grantors (as defined therein) in favor of the Collateral Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 12, 2017).

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